Form 10-Q
period 2011-03-31
RPX Corp
filed 2011-06-14
CIK 1509432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-35146

RPX Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-2990113
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Market Plaza, Suite 700, San Francisco, California	94105
(Address of Principal Executive Offices)	(Zip Code)

(866) 779-7641

Registrant’s Telephone Number, including Area Code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On June 14, 2011, 47,121,856 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RPX Corporation

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31, 2011	December 31, 2010
Assets

Cash and cash equivalents	$41,853	$46,656
Restricted cash & short-term investments	16,016	720
Accounts receivable	744	12,632
Prepaid expenses and other assets	6,421	6,733
Deferred tax assets	2,567	2,567
Patent assets, net	132,415	126,508
Property and equipment and other intangibles, net	1,595	1,206

Total assets	$201,611	$197,022

Liabilities, redeemable convertible preferred stock and stockholders’ equity

Liabilities
Accounts payable	$616	$634
Accrued and other liabilities	6,076	10,719
Deferred revenue	92,763	82,440
Notes payable and other obligations	14,558	23,583
Deferred tax liabilities	6,146	6,146

Total liabilities	120,159	123,522

Commitments and contingencies (Note 9)

Redeemable convertible preferred stock	62,793	62,793

Stockholders’ equity

Common stock	1	1

Additional paid-in capital	1,308	51
Retained earnings	17,350	10,655

Total stockholders’ equity	18,659	10,707

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$201,611	$197,022

See accompanying notes to condensed consolidated financial statements.

RPX Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	$34,390	$18,212
Cost of revenue	13,665	7,733
Selling, general and administrative expenses	8,110	4,268

Operating income	12,615	6,211
Interest and other expense, net	(373)	(840)

Income before provision for income taxes	12,242	5,371
Provision for income taxes	5,547	2,251

Net income	$6,695	$3,120

Less: allocation of net income to participating stockholders	5,649	2,871

Net income available to common stockholders—basic	$1,046	$249
Undistributed earnings re-allocated to common stockholders	203	36

Net income available to common stockholders—diluted	$1,249	$285

Net income per common share—basic	$0.14	$0.05

Net income per common share—diluted	$0.14	$0.05

Weighted-average shares used in computing net income per common share—basic	7,221	4,806

Weighted-average shares used in computing net income per common share—diluted	9,036	5,617

See accompanying notes to condensed consolidated financial statements.

RPX Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$6,695	$3,120
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,667	7,637
Stock-based compensation	1,048	157
(Increase) decrease in accounts receivable	11,887	(9,526)
Increase (decrease) in accrued and other liabilities	(5,740)	1,778
Increase in deferred revenue	10,203	37,535
Changes in other working capital	1,564	(521)
Other	320	465

Net cash provided by operating activities	39,644	40,645

Cash flows from investing activities
Purchase of investments classified as available-for-sale	(15,100)	—
Acquisition of patent assets, net	(19,139)	(31,000)
Purchases of property plan and equipment and other intangible assets, net	(386)	(62)

Net cash used in investing activities	(34,625)	(31,062)

Cash flows from financing activities
Repayments of principal on notes payable and other obligations	(9,288)	(12,156)
Initial public offering-related costs	(762)	—
Proceeds from issuance of common stock	228	25

Net cash used in financing activities	(9,822)	(12,131)

Net cash movement	(4,803)	(2,548)
Beginning cash balance	46,656	28,928

Cash and cash equivalents at end of the period	$41,853	$26,380

Non-cash investing and financing activities
Patent assets purchased or financed through notes payable or other obligations	$—	$6,737
Change in patent assets purchased and accrued but not paid	210	800
Patent assets acquired through settlement of notes receivable	—	1,010
Intangible assets received in barter transactions	120	—
Initial public offering-related costs accrued but not paid	812	—

See accompanying notes to condensed consolidated financial statements.

RPX Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements of RPX Corporation (also referred to herein as “RPX” or the “Company”) are unaudited and have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”) and with the instructions for Form 10-Q and Regulation S-X statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Prospectus filed with the Securities and Exchange Commission (“SEC”) on May 4, 2011. The unaudited condensed consolidated financial statements include the accounts of RPX and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements and related disclosures have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

Liquidity and Capital Resources

On May 3, 2011, the Company’s registration statement on Form S-1 relating to the initial public offering of its common stock was declared effective by the SEC. This offering closed on May 9, 2011, at which time the Company issued 9,065,000 common shares and received cash proceeds of $160.2 million, net of underwriting discounts and commissions. The Company incurred offering costs of $2.6 million through April 30, 2011 and additional costs were incurred in May 2011. Previously, substantially all of the Company’s operations and patent asset acquisitions had been financed through the sale of equity securities, subscription fees collected from its clients and patent-seller financing.

As of March 31, 2011 and December 31, 2010, the Company had cash and cash equivalents of $41.9 million and $46.7 million and retained earnings of $17.4 million and $10.7 million, respectively. Management expects that it will use substantial cash in the future to acquire additional patent assets and service the obligations undertaken in connection with prior patent asset purchases. Management believes that the Company has adequate cash resources to continue its operations for the foreseeable future.

Use of Estimates

The condensed consolidated financial statements have been prepared in conformity with US GAAP. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period covered by the unaudited condensed consolidated financial statements and accompanying notes. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, expected future results, new related events and current economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company places its cash in banks and cash equivalents primarily in institutional money market funds. Investments are placed in United States government and agency securities.

Credit risk with respect to accounts receivable is generally mitigated by short collection periods and/or subscription agreements that provide for payments in advance of the rendering of services. Two clients accounted for 68% and 25% of accounts receivable at March 31, 2011. Three clients accounted for 45%, 33% and 22% of accounts receivable at December 31, 2010.

No client accounted for 10% or more of subscription fee revenue for the three months ended March 31, 2011. One client accounted for 10% of subscription fee revenue for the three months ended March 31, 2010.

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, provides that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. That guidance establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

The fair value hierarchy is comprised of the three input levels summarized below:

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities and readily accessible by the Company at the reporting date.

Level 2 – Valuations based on inputs other than quoted prices included within Level 1 that are observable for assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 – Valuations based on inputs that are unobservable.

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, investments, accounts receivable and accounts payable, approximate their fair values due to their short maturities. The carrying value of notes payable and other obligations approximates fair value.

Investments

The Company holds investments in marketable debt securities, consisting primarily of fixed income U.S. government and agency securities. The Company classifies these securities as “available-for-sale”, which are carried at fair value as investments on the condensed consolidated balance sheets. Any unrealized gains or losses are recorded, net of estimated tax provisions or benefits, in accumulated other comprehensive income (loss), a component of stockholders’ equity. As of March 31, 2011, the fair value of the Company’s available-for-sale securities approximated amortized cost. The Company may sell these securities at any time for use in current operations.

The Company periodically evaluates its investments for impairment due to declines in market value considered to be “other-than-temporary”. This evaluation consists of several qualitative and quantitative factors, including the Company’s ability and intent to hold the investment until a forecasted recovery occurs, as well as any decline in the investment quality of the security and the severity and duration of the unrealized loss. In the event of a determination that a decline in market value is other-than-temporary, a charge to earnings is recorded for the loss, and a new cost basis in the investment is established. To date, the Company has not recorded an impairment related to its investments in its consolidated statement of operations.

Restricted Cash

The Company had restricted cash of $720,000 at both March 31, 2011 and December 31, 2010 pledged under several lines of credit. See Note 8.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurement (Topic 820) – Fair Value Measurements and Disclosures (“ASU 2010-06”), an amendment to an accounting standard which requires new disclosures for fair value measures and provides clarification for existing disclosure requirements. Specifically, this amendment requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers; and to disclose separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3 inputs. This amendment clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value, and requires disclosure about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements using Level 2 and Level 3 inputs. The Company adopted this amendment effective January 1, 2011. There was no material impact to the consolidated financial statements as of, and for the three months ended March 31, 2011, as a result of the adoption of this amendment.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 relates to revenue recognition of multiple-element arrangements. The new guidance states that if vendor-specific objective evidence or third-party evidence of fair value for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective for fiscal years beginning on or after June 15, 2010. The Company adopted this guidance effective January 1, 2011. There was no material impact to the consolidated financial statements as of, and for the three months ended March 31, 2011, as a result of the adoption of this guidance.

2. Net Income Attributable to Common Stockholders

Basic and diluted net income per share attributable to common stockholders are presented in conformity with the two-class method required for participating securities. Holders of shares of Series A, Series A-1, Series B and Series C redeemable convertible preferred stock are each entitled to receive 8% per annum non-cumulative dividends, payable prior and in preference to any dividends on common stock. In addition, the holders of restricted common stock are entitled to receive non-forfeitable dividends if declared.

Under the two-class method, basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period shares of Series A, Series A-1, Series B and Series C redeemable convertible preferred stock non-cumulative dividends, among common stockholders, restricted stockholders and Series A, Series A-1, Series B and Series C redeemable convertible preferred stockholders. Diluted net income per share attributable to common stockholders is computed by using the weighted-average number of shares of common stock outstanding, including potential dilutive shares of common stock, assuming the dilutive effect of outstanding stock options using the treasury stock method.

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income	$6,695	$3,120
Less: Allocation of net income to participating shares	5,649	2,871

Numerator for basic calculation	1,046	249
Undistributed earnings re-allocated to common stockholders	203	36

Numerator for diluted calculation	$1,249	$285

Denominator:
Denominator for basic calculation, weighted-average number of shares of common stock outstanding	7,221	4,806
Dilutive effect of options using treasury method	1,815	811

Denominator for diluted calculation	9,036	5,617

Net income per share:
Basic net income per share of common stock	$0.14	$0.05

Diluted net income per share of common stock	$0.14	$0.05

For the three months ended March 31, 2011 and 2010, the following securities were not included in the calculation of diluted shares outstanding, as the effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2011	2010
Weighted-average redeemable convertible preferred stock	26,230	25,741
Weighted-average common stock subject to repurchase	3,980	6,468

3. Fair Value Measurements

The Company’s financial assets and liabilities are valued using market prices on both active markets (“Level 1”) and less active markets (“Level 2”). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments. As of March 31, 2011 and December 31, 2010, the Company did not have any financial assets or liabilities without observable market values that would require a high level of judgment to determine fair value (“Level 3”).

The following tables present the financial assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

	Balance as of March 31, 2011	Quoted Prices Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Money market funds	$38,724	$38,724	$—
U.S. government and agency securities	15,296	—	15,296

Total assets	$54,020	$38,724	$15,296

	Balance as of December 31, 2010	Quoted Prices Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Money market funds	$36,560	$36,560	$—

4. Patent Assets

Changes in the carrying value of patent assets during the periods ended were as follows (in thousands):

	March 31, 2011	December 31, 2010
Balance, beginning of period:	$126,508	$82,759
Acquisition costs of patent assets	19,429	88,639
Amortization expense	(13,522)	(42,887)
Other adjustments	—	(2,003)

Balance, end of period	$132,415	$126,508

The Company’s acquired patent assets are comprised of intellectual property rights that relate to information technologies used by companies in a variety of industries, including software, e-commerce, semiconductors, financial services, mobile communications, consumer electronics and networking.

The Company amortizes each acquired portfolio of patent assets on a straight-line basis over its estimated economic useful life. As of March 31, 2011 and December 31, 2010, the estimated economic useful lives of the Company’s patent assets generally ranged from 24 to 60 months, and the weighted-average estimated economic useful life was 50 months and 49 months, respectively.

The following table summarizes the expected future annual amortization expense of patent assets as of March 31, 2011 (in thousands):

Year Ending
2011 (remainder)	$41,374
2012	42,533
2013	29,012
2014	12,719
Thereafter	6,777

Total expected future amortization expense	$132,415

Structured Acquisitions

Structured acquisitions are transactions involving patent assets that cost more than the Company is prepared to spend with its own capital resources or that are relevant only to a very small number of clients. In such transactions, the Company works to acquire these assets with financial assistance from the particular clients against whom the assets are being or may be asserted. When this occurs, the participating clients typically pay amounts separate from their subscription fees and receive an immediate perpetual license to the acquired patent assets. The Company may treat the payments received from the participating clients as revenue either on a gross or a net basis depending on the specific facts and circumstances of the transaction. In the event that such payments are recognized on a net basis, the Company will capitalize the acquired asset that relates to its non-participating clients. In such instance, the cost basis of the acquired patent rights excludes the amounts paid by the participating client.

Barter Transactions

The Company accounts for non-monetary exchanges in accordance with ASC 845, Non-monetary Transactions (“ASC 845”), which requires non-monetary exchanges to be based on the fair value of the assets or services involved. During the three months ended March 31, 2011, the total fair value of intangible assets exchanged for subscription services was approximately $120,000. No gain or loss was recorded as a result of this exchange. There were no barter transactions during the three months ended March 31, 2010.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Computer, equipment and software	$462	$399
Furniture and fixtures	237	220
Leasehold improvements	72	56
Work-in-progress	370	53

	1,141	728
Less: Accumulated depreciation and amortization	(159)	(105)

Total property and equipment	$982	$623

Depreciation expense was approximately $54,000 and $6,000 for the three months ending March 31, 2011 and March 31, 2010, respectively.

6. Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Accrued payroll-related expenses	$1,700	$4,379
Other liabilities	4,376	6,340

Total accrued and other liabilities	$6,076	$10,719

7. Notes Payable and Other Obligations

Notes payable and other obligations consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Notes payable	$5,666	$7,579
Other obligations	8,892	16,004

	14,558	23,583
Less: current portion	(12,439)	(18,527)

Total notes payable and other obligations, non-current	$2,119	$5,056

Notes Payable

On January 27, 2010, the Company entered into a loan agreement with a client in order to partially finance the acquisition of certain patent assets from a third party. Under the terms of the agreement, the Company issued a promissory note payable in the amount of $2.0 million. The note bears interest of 0.57% per annum. The interest and principal are payable in their entirety on the maturity date of April 1, 2011. The principal balance was recorded at fair value. The outstanding principal balance at both March 31, 2011 and December 31, 2010 was $2.0 million.

On October 7, 2008, the Company entered into a patent rights purchase and assignment agreement to purchase patent assets for a total of $15.0 million. Under the terms of the agreement, the Company paid $1.5 million in cash and issued a promissory note in the amount of $13.5 million bearing interest of 10% per annum and payable in quarterly installments over a three-year period ending October 7, 2011. The principal balance was recorded at fair value. The remaining principal due was $2.3 million and $3.4 million at March 31, 2011 and December 31, 2010, respectively. The Company’s membership interest in its wholly-owned subsidiary that purchased the patent assets is pledged as collateral against the note.

On September 11, 2008, the Company entered into a patent rights purchase and assignment agreement to purchase patent assets for a total of $17.0 million. Under the terms of the agreement, the Company issued a promissory note in the amount of $17.0 million of which 10%, or $1.7 million, was paid up front. The note bears interest of 10% per annum. The principal and interest are payable in quarterly installments over a three-year period ending September 11, 2011. The principal balance was recorded at fair value. The remaining principal due was $1.4 million and $2.1 million at March 31, 2011 and December 31, 2010, respectively.

Other Obligations

On July 6, 2009, the Company entered into an agreement to purchase certain patent assets for a total of $4.4 million. Under the terms of the agreement, the Company paid $1.1 million upfront, with a remaining non-interest bearing contract obligation of $3.3 million due in three equal installments in July of each of 2010, 2011 and 2012. The contract obligation was recorded at fair value utilizing the imputed interest rate method. Interest was imputed using a rate of 10.2% per annum, which represents the Company’s estimated market borrowing rate as of the initial transaction date. As of both March 31, 2011 and December 31, 2010, the remaining unpaid principal balance associated with the obligation was $2.2 million.

On February 18, 2009, the Company entered into an agreement to acquire certain patent assets for a total of $12.0 million. Under the terms of the agreement, the Company paid $4.0 million upfront, with a remaining non-interest bearing contract obligation of $8.0 million due in two equal installments in February 2010 and 2011. The contract obligation was recorded at fair value utilizing the imputed interest rate method. Interest was imputed using a rate of 13.0% per annum, which represented the Company’s estimated market borrowing rate as of the initial transaction date. As of December 31, 2010, the remaining unpaid principal balance associated with the obligation was $4.0 million. The remaining principal balance of $4.0 million was fully paid in February 2011.

On January 26, 2009, the Company entered into an agreement to acquire certain patent assets for a total of $12.0 million. Under the terms of the agreement, the Company paid $3.0 million upfront, with a remaining non-interest bearing contract obligation of $9.0 million due in three equal installments in January 2010, 2011 and 2012. The contract obligation was recorded at fair value utilizing the imputed interest rate method. Interest was imputed using a rate of 13.9% per annum, which represented the Company’s estimated market borrowing rate as of the date of the transaction. As of March 31, 2011 and December 31, 2010, the remaining unpaid principal balance associated with the obligation was $3.0 million and $6.0 million, respectively.

On December 16, 2008, the Company entered into agreements to acquire certain patent assets for a total of $2.2 million. Under the terms of the agreements, the Company paid $550,000 upfront, with a remaining non-interest bearing contract obligation of $1.7 million due in three equal installments in December 2009, 2010 and 2011. The contract obligation was recorded at fair value utilizing the imputed interest rate method. Interest was imputed using a rate of 10% per annum, which represented the Company’s estimated market borrowing rate as of the initial transaction date. The remaining unpaid principal balance associated with the obligation was $550,000 at both March 31, 2011 and December 31, 2010.

8. Lines of Credit

On August 5, 2010, the Company entered into a standby letter of credit agreement with a banking institution. The credit facility provides for a $220,000 line of credit in conjunction with the Company’s corporate real estate lease. The credit facility, which expires on June 14, 2013, is secured by a priority interest in the Company’s savings account at the banking institution in the amount of $220,000. This amount has been classified as restricted cash in the condensed consolidated balance sheets.

On September 23, 2008, the Company entered into a line of credit agreement with a banking institution. The credit facility provides for a $500,000 line of credit. The credit is secured by a priority interest in the Company’s savings account at the banking institution in the amount of $500,000. This amount has been classified as restricted cash in the condensed consolidated balance sheets. Under the credit facility, a sub-facility of $300,000 is available for a company-sponsored travel and expense credit card program, and a sub-facility of $200,000 is available under a revolving line of credit. Amounts borrowed under the $300,000 sub-facility, which terminates on April 5, 2012, will be charged a fixed rate of interest of 5% per year. Amounts borrowed under the $200,000 line of credit, which terminates on April 15, 2012, will be charged a variable rate of interest equal to the greater of the banking institution’s prime rate or 5%. The banking institution’s prime rate at March 31, 2011 and December 31, 2010 was 3.25%. As of March 31, 2011 and December 31, 2010, balances under the corporate credit card were $193,000 and $108,000, respectively, and such amounts were recorded in accounts payable. There were no outstanding balances under the revolving line of credit at March 31, 2011 or December 31, 2010.

9. Commitments and Contingencies

Operating Lease Commitments

The Company leases office space in California and Japan under non-cancelable operating leases that expire in 2013. Rent expense related to these non-cancelable operating leases was $357,000 and $98,000 for the three months ending March 31, 2011 and 2010, respectively.

The aggregate future non-cancelable minimum lease payments for the Company’s operating leases as of March 31, 2011 are as follows (in thousands):

Year Ending
2011 (remainder)	$1,058
2012	1,555
2013	617

Total future non-cancelable minimum lease payments	$3,230

Litigation

From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation. A liability is recorded when and if it is determined that such a liability for litigation is both probable and reasonably estimable. As of March 31, 2011, the Company is not a party to any litigation and no liabilities for litigation have been accrued.

Other Commitments and Contingencies

On September 10, 2010, the Company entered into certain agreements with a special-purpose entity formed for the sole purpose of acquiring specific patent assets that had been made available for sale by a third party. If the entity is successful in acquiring the patent assets, the Company has agreed to make a $5.0 million investment in the equity securities of the entity and serve as the exclusive licensing agent for the entity. As of March 31, 2011, no investment in such entity had been made.

On December 12, 2008, in connection with the acquisition of certain patent assets from an unaffiliated third party in an arm’s-length transaction, the Company agreed to make a one-time payment of $5.0 million in the event that the Company earns $170.0 million of annual subscription revenues in any calendar year. No provision has been made for this contingency as of March 31, 2011.

10. Equity Award Plans

On February 23, 2011, the Board of Directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”) to become effective on the effective date of the Company’s initial public offering, which occurred May 3, 2011. The 2011 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted shares of the Company’s common stock, stock units and performance cash awards to employees, directors and consultants. The Board of Directors reserved 1,500,000 shares of common stock for future issuance under the 2011 Plan.

On August 11, 2008, the Board of Directors adopted the 2008 Stock Option Plan (the “2008 Plan”), which provides for the issuance of incentive stock options, non-statutory stock options, as well as the direct award or sale of shares of common stock to employees, directors and consultants for up to 3,819,474 shares of common stock. On March 25, 2010, the Board of Directors approved an increase in the number of shares available for issuance under the 2008 Plan by 1,200,000 to 5,019,474. On October 21, 2010, the Board of Directors approved an increase in the number of shares available for issuance under the 2008 Plan by 4,000,000 to 9,019,474.

The adoption of the 2011 Plan and the adoption and each subsequent increase in the size of the 2008 Plan were approved by written consent by the stockholders of the Company. Upon the effectiveness of the 2011 Plan, no further awards will be made under the 2008 Plan; however, all awards outstanding under the 2008 Plan will continue to be governed by their existing terms.

Under both the 2008 Plan and 2011 Plan, incentive stock options and non-qualified stock options are to be granted at a price not less than 100% of the fair value of the stock at the date of grant. Options granted to newly hired employees vest 25% on the first anniversary of the date of hire and ratably each month over the ensuing 36-month period. Options granted to existing employees generally vest ratably over the 48 months following the date of grant. Options are exercisable for a maximum period of ten years after date of grant. Incentive stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price not to be less than 110% of the fair value of the stock on the date of grant.

As of March 31, 2011 and December 31, 2010, there were 692,109 and 2,131,308 stock awards, respectively, available for grant under the 2008 Plan. As of March 31, 2011 and December 31, 2010, no stock awards were available for grant under the 2011 Plan as it was not yet effective.

Stock Options

The total stock options outstanding are summarized as follows:

	Number of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2010	6,455,646	$2.38
Granted	1,502,116	9.85
Exercised	(369,200)	0.62
Forfeited	(72,917)	1.02

Outstanding at March 31, 2011	7,515,645	$4.36

Stock-Based Compensation Related to Employees and Non-Employee Directors

The weighted-average grant date fair value for options granted in the three months ended March 31, 2011 and 2010 was $5.81 per share and $1.24 per share, respectively. The fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	2.67%	1.79%
Expected volatility	59%	60%
Expected dividend yield	—	—
Expected term	6.7	6.0

Stock compensation expense related to employees and non-employee directors was $795,000 and $137,000, for the three months ended March 31, 2011 and 2010, respectively. No income tax benefits have been recognized for stock-based compensation arrangements. Stock-based compensation of $11,000 was capitalized as part of the cost of internally developed technologies during the three months ended March 31, 2011. No stock-based compensation expense was capitalized during the three months ended March 31, 2010.

Compensation expense is recognized ratably over the requisite service period. At March 31, 2011, there was $14.3 million of unrecognized compensation cost related to options which is expected to be recognized over a weighted-average period of 4.3 years. At December 31, 2010, there was $8.9 million of unrecognized compensation cost related to options, which is expected to be recognized over a weighted-average period of 4.0 years. Future option grants will increase the amount of compensation expense to be recorded.

Stock-Based Compensation Related to Non-Employees

The Company periodically grants options to non-employees in exchange for goods and services. During the three months ended March 31, 2011, the Company issued to non-employees in exchange for services, 10,000 shares of common stock and options to purchase 5,000 shares of common stock. No awards were granted to non-employees in exchange for goods and services during the three months ended March 31, 2010.

Stock compensation expense related to non-employees was $253,000 and $20,000 for the three months ended March 31, 2011 and 2010, respectively.

11. Income Taxes

The Company uses an estimated annual effective tax rate to measure the income tax benefit or expense recognized in each interim period. The Company’s effective tax rate (calculated as the amount of income tax expense divided by income before income tax expense) for the three months ended March 31, 2011 and 2010 were 45.3% and 41.7%, respectively. The primary items increasing the effective tax rate as compared to the statutory rate relate to employee stock-based compensation for incentive stock options and state income tax expense.

Tax years 2009 and 2008 are currently under examination by the United States Internal Revenue Service and the State of California Franchise Tax Board. The Company does not expect a material impact on its financial statements as a result of these examinations.

12. Related Party Transactions

Two of the Company’s directors also serve on the boards of directors of RPX clients. For each of the three months ended March 31, 2011 and 2010, the Company recognized subscription fee revenue of $674,000 related to these clients. As of March 31, 2011 and December 31, 2010, there were no receivables due from either of these clients.

13. Segments

Operating segments are components of an enterprise about which separate financial information is available. Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its chief executive officer. The Company’s chief executive officer reviews financial information presented on a consolidated basis and, as a result, the Company concluded that there is only one operating and reportable segment.

The Company markets its solution to companies around the world. Revenue is generally attributed to geographic areas based on the country in which the customer is domiciled.

Revenue information by location is presented below (in thousands):

	Three Months Ended March 31,
	2011	2010

Americas	$20,959	$9,348
Europe	2,359	3,009
Asia	11,072	5,855

Total	$34,390	$18,212

Revenue from the United States represented 57% and 51%; from Japan represented 16% and 18%; and from Germany represented 3% and 10% of the total revenue for the three months ended March 31, 2011 and 2010, respectively. No other country represented 10% or more of revenue for the above periods.

Long-lived assets information by location is presented below (in thousands):

	March 31, 2011	December 31, 2010

United States	$133,940	$127,640
Japan	70	74

Total	$134,010	$127,714

14. Subsequent Events

Common Stock Sale

In April 2011, the Company sold an aggregate of 105,708 shares of its common stock at a price of $14.19 per share to two members of its Board of Directors.

Initial Public Offering

On May 3, 2011, the Company’s registration statement on Form S-1 relating to the initial public offering of its common stock was declared effective by the SEC. This offering closed on May 9, 2011, at which time the Company sold 9,065,000 shares of its common stock at an initial public offering price of $19.00 per share, raising gross proceeds of $172.2 million. The Company received net proceeds of $160.2 million after the deduction of underwriting discounts and commissions. The shares sold and proceeds received reflect the exercise by the Company’s underwriters of an overallotment option. The Company incurred $2.6 million in offering costs through April 30, 2011 and additional costs were incurred in May 2011. Such costs will be reclassified from other assets and offset against additional paid-in-capital in stockholders’ equity.

In connection with the initial public offering, the Company increased the number of shares of common stock authorized for issuance from 60,000,000 shares to 200,000,000 shares.

Redeemable Convertible Preferred Stock

Upon the consummation of the initial public offering on May 9, 2011, all of the Company’s redeemable convertible preferred stock automatically converted into 26,229,722 shares of common stock.

Early Redemption of Notes Payable

In June 2011, the Company repaid the remaining unpaid principal balance of two of its outstanding notes payable, which had balances at March 31, 2011 of $2.3 million and $1.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission (“SEC”) on May 4, 2011.

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on May 4, 2011. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

RPX helps companies reduce patent-related risk and expense. We provide a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. As of March 31, 2011, we had a client network of 81 members.

The core of our solution is defensive patent aggregation, in which we acquire patents or licenses to patents, which we refer to collectively as “patent assets,” that are being or may be asserted against our current and prospective clients. We then license these patent assets to our clients to protect them from potential patent infringement assertions. We also provide our clients access to our proprietary patent market intelligence and data. As of March 31, 2011, we had deployed over $280 million to acquire patent assets.

Our business model aligns our interests with those of our clients. We have not asserted and will not assert our patents, which enables us to develop strong and trusted relationships with our clients. Our clients include companies that design, make or sell technology-based products and services as well as companies that use technology in their businesses.

In the quarter ending March 31, 2011, revenue grew to $34.4 million as we added nine net new clients, bringing our total client network to 81 companies. We ended the quarter with deferred revenue of $92.8 million. During the quarter we completed seven acquisitions of patent assets and our gross acquisition spend totaled $19.4 million. None of these were syndicated acquisitions and thus our net acquisition spend was the same as our gross acquisition spend. Over the four quarters ending March 31, 2011, our gross acquisition spend totaled $80.1 million and our net acquisition spend totaled $62.4 million. We believe that the amount that we spend to acquire patent assets is a key driver of the value that we create for our clients. We measure acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital.

On May 3, 2011, our registration statement on Form S-1 relating to the initial public offering of our common stock was declared effective by the SEC. This offering closed on May 9, 2011, at which time we sold 9,065,000 shares of our common stock and received cash proceeds of $160.2 million, net of underwriting discounts and commissions.

Key Components of Results of Operations

Revenue

Historically, substantially all of our revenue has consisted of annual subscription fees. We expect that subscription fee revenue will increase with the growth of our client network. Subscription revenue will be positively or negatively impacted by the financial performance of our clients since their subscription fees are typically reset yearly based upon their most recently reported annual financial results. We have also received license revenue from the sale of licenses and fee income in connection with structured acquisitions. To date, such amounts have not been material. In the future, we may receive other revenue and fee income from newly-introduced products and services.

Cost of Revenue

Cost of revenue primarily consists of amortization expenses related to acquired patent assets. Acquired patent assets are capitalized and amortized ratably over the shorter of their estimated useful lives or the remaining statutory life. Also included in the cost of revenue are the expenses incurred to maintain and prosecute patents and patent applications. We expect our cost of revenue to increase in the future as we add additional patent assets to our existing portfolio to support expected growth of our client network.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of salaries and related expenses, including stock-based compensation expenses, cost of marketing programs, certain legal costs, professional fees, travel costs, facility costs and other corporate expenses. We expect that in the future, as we seek to serve more clients and develop new products and services, selling, general and administrative expenses will increase. Selling, general and administrative expenses will also increase in order to support our operations and compliance requirements as a public company.

Interest Expense, Net

Interest expense, net represents interest expense incurred on our debt obligations mainly resulting from financed patent asset acquisitions, which is partially offset by interest income earned on cash balances and short-term investments. We expect interest expense and interest income to fluctuate in the future with changes in our debt obligations, our cash and investment balances and market interest rates.

Provision for Income Taxes

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Based on available information, we believe it is more-likely-than-not that our deferred tax assets will be fully realized.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies. For further information on our critical and other significant accounting policies, see our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on May 4, 2011.

We believe that the following critical accounting policies involve more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:

•	Revenue Recognition

•	Amortization of Patent Assets

•	Stock-Based Compensation

•	Income Taxes

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data (in thousands). Our historical results are not necessarily indicative of our results of operations for any future period.

	Three Months Ended March 31,
	2011	2010
Revenue	$34,390	$18,212
Cost of revenue	13,665	7,733
Selling, general and administrative expenses	8,110	4,268

Operating income	12,615	6,211
Interest and other expense, net	(373)	(840)

Income before provision for income taxes	12,242	5,371
Provision for income taxes	5,547	2,251

Net income	$6,695	$3,120

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data as a percentage of revenue. Our historical results are not necessarily indicative of our results of operations for any future period.

	Three Months Ended March 31,
	2011	2010
Revenue	100%	100%
Cost of revenue	40%	42%
Selling, general and administrative expenses	24%	23%

Operating income	37%	34%
Interest and other expense, net	(1)%	(5)%

Income before provision for income taxes	36%	29%
Provision for income taxes	16%	12%

Net income	19%	17%

Three Months Ended March 31, 2011 and 2010

Revenue. Our revenue increased by $16.2 million or 89% to $34.4 million for the three months ended March 31, 2011, from $18.2 million for the three months ended March 31, 2010. The increase was primarily the result of growth in our client network and the resulting recognition of revenue from clients that joined both during this period and prior to the start of the period. We expect our revenue growth to continue if we are successful in our efforts to add new clients and retain existing clients. However, while we continue to experience substantial revenue growth, we do not believe that the rate of our revenue growth is representative of anticipated future revenue growth.

Cost of Revenue. Our cost of revenue increased by $6.0 million or 78% to $13.7 million for the three months ended March 31, 2011, from $7.7 million for the three months ended March 31, 2010. The increase was primarily the result of additional amortization expense recorded from patent assets acquired in 2010 and during the three months ended March 31, 2011. The expenses incurred to maintain patents and prosecute patent applications included in our portfolio were approximately $0.2 million and $0.1 million for the three months ended March 31, 2010 and 2011, respectively.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $3.8 million or 88% to $8.1 million for the three months ended March 31, 2011, from $4.3 million for the three months ended March 31, 2010. The increase was primarily due to our headcount growth, which resulted in increased salaries and related expenses, including stock-based compensation expenses, of an aggregate of $2.6 million. Our headcount increased to 73 at March 31, 2011 from 38 at March 31, 2010. Our legal and professional fees increased by $0.4 million due primarily to increased audit and accounting fees. Our facility costs and other corporate expenses also increased by $0.4 million to support the growth of our business, including leasing of additional office space. In September 2010, we opened our Tokyo office to facilitate our development and management of client relationships with companies located in Asia. In August 2010, we launched our Client Relations team, which is focused on building deep relationships throughout our clients’ organizations, both to ensure that our clients’ current needs are being met and to serve as the vehicle for marketing additional, value-added patent risk management solutions as we develop them. Also in 2010, we established our Corporate Development team, which is responsible for developing new products and services. We expect that our selling, general and administrative expenses will increase in future periods as we continue to invest in the growth of our business and incur costs associated with being a public company. We anticipate that such expenses will increase more rapidly than the growth of our revenue in 2011.

Interest Expense, Net. Our interest expense, net decreased by $0.5 million, or 63%, to $0.3 million for the three months ended March 31, 2011 from $0.8 million for the three months ended March 31, 2010. The decrease was primarily due to the reduction in outstanding debt balances.

Provision for Income Taxes. We had a tax provision of $5.5 million for the three months ended March 31, 2011 compared to $2.3 million for the three months ended March 31, 2010. The overall change in income taxes is due to our higher income before tax. The Company’s effective tax rates for the three months ended March 31, 2011 and 2010 were 45.3% and 41.7%, respectively. The primary items increasing the effective tax rate as compared to the statutory rate in each period relate to employee stock-based compensation expense for incentive stock options and state income taxes.

Liquidity and Capital Resources

On May 3, 2011, our registration statement on Form S-1 relating to the initial public offering of our common stock was declared effective by the SEC. This offering closed on May 9, 2011, at which time we sold 9,065,000 shares of our common stock and received cash proceeds of $160.2 million, net of underwriting discounts and commissions.

Prior to the completion of our initial public offering, substantially all of our operations and patent asset acquisitions had been financed through the sale of equity securities, subscription fees collected from our clients and patent-seller financing. As of March 31, 2011, we had $41.9 million of cash and cash equivalents and $15.3 million in short-term investments. Through March 31, 2011, we had raised $64.4 million in a series of equity financings from venture capital firms and other investors. We raised $25.3 million in connection with our sale of Series A and Series A-1 redeemable convertible preferred stock in August 2008 through December 2008, $35.3 million in connection with our sale of Series B redeemable convertible preferred stock in July 2009 and $3.8 million in connection with our sale of Series C redeemable convertible preferred stock in November 2010. All of the proceeds from our sale of Series C redeemable convertible preferred stock were used to repurchase shares owned by certain of our employees.

We believe our existing cash, cash equivalents, short-term investments and contractual payments due to us from existing members will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future capital needs will depend on many factors, including, among other things, our acquisition of patent assets, addition and renewal of clients, development of new solutions and performance of general and administrative activities. We anticipate an increased level of patent acquisition spending for the remainder of 2011 as our business grows. Additionally, we may enter into potential investments in, or acquisitions of, complementary businesses which could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

We will also incur costs as a public company that we have not previously incurred, including, but not limited to, costs and expenses for directors fees, increased directors’ and officers’ insurance, investor relations fees, expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and The Nasdaq Global Select Market and various other costs. The Sarbanes-Oxley Act of 2002 requires that we maintain effective disclosure controls and procedures and internal control over financial reporting.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$39,644	$40,645
Net cash used in investing activities	(34,625)	(31,062)
Net cash used in financing activities	(9,822)	(12,131)
Decrease in cash and cash equivalents	(4,803)	(2,548)

Cash Flows from Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation, amortization, stock-based compensation and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2011 was $39.6 million consisting of net income of $6.7 million, adjustments for non-cash items of $15.0 million and changes in working capital and non-current assets and liabilities totaling $17.9 million. The change in working capital resulted primarily from a decrease in accounts receivable of $11.9 million and an increase in deferred revenue of $10.2 million. The increase in deferred revenue consists of $44.6 million, net of adjustments, billed to our clients offset by revenue recognized of $34.4 million for the three months ended March 31, 2011. The increase in deferred revenue is due to annual subscription billings and the growth in our membership to 81 clients as of March 31, 2011 from 72 clients as of December 31, 2010.

Cash provided by operating activities for the three months ended March 31, 2010 was $40.6 million and consisted of net income of $3.1 million, adjustments for non-cash items of $8.2 million and $29.3 million provided by changes in working capital and non-current assets and liabilities. The change in working capital resulted primarily from an increase in deferred revenue of $37.5 million offset by a decrease in accounts receivable of $9.5 million. The increase in deferred revenue is made up of $55.7 million, net of adjustments, billed to our clients offset by revenue recognized of $18.2 million during in the three months ended March 31, 2010. The increase in deferred revenue is due to the growth in our membership from 23 clients as of December 31, 2009 to 39 clients as of March 31, 2010. The amount of deferred revenue in any given quarter varies with the addition of new clients, the mix of payment terms that we offer and the timing of invoicing existing clients.

Cash Flows from Investing Activities

Cash used by investing activities primarily consists of cash flows used to fund our acquisition of patent assets and short-term investments classified as available-for-sale. Cash used by investing activities for the three months ended March 31, 2011 was $34.6 million, of which $19.1 million represented our acquisition of patent assets, net and $15.1 million represented our acquisition of investments. We expect our cash used for investing activities to increase in the future as we increase the level of patent acquisition spend. Cash used by investing activities for the three months ended March 31, 2010 was $31.1 million and primarily consisted of our acquisition of patent assets of $31.0 million.

Cash Flows from Financing Activities

Cash used by financing activities for the three months ended March 31, 2011 was $9.8 million, primarily from the repayment of our debt obligations. Cash used by financing activities for the three months ended March 31, 2010 was $12.1 million, the majority of which represented the repayment of debt obligations.

Contractual Obligations and Commitments

There were no substantial changes to our contractual obligations or commitments in the first quarter of 2011.

Off Balance Sheet Arrangements

There were no substantial changes to our guarantee and indemnification obligations or other off balance sheet arrangements in the first quarter of 2011.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurement (Topic 820) – Fair Value Measurements and Disclosures (“ASU 2010-06”), an amendment to an accounting standard which requires new disclosures for fair value measures and provides clarification for existing disclosure requirements. Specifically, this amendment requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers; and to disclose separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3 inputs. This amendment clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value, and requires disclosure about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements using Level 2 and Level 3 inputs. We adopted this amendment effective January 1, 2011. There was no material impact to the consolidated financial statements as of, and for the three months ended March 31, 2011, as a result of the adoption of this amendment.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 relates to revenue recognition of multiple element arrangements. The new guidance states that if vendor-specific objective evidence or third-party evidence of fair value for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective for fiscal years beginning on or after June 15, 2010. We adopted this guidance effective January 1, 2011. There was no material impact to the consolidated financial statements as of, and for the three months ended March 31, 2011, as a result of the adoption of this guidance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

Our subscription agreements are denominated in United States dollars, and therefore, our revenue is not currently subject to significant foreign currency risk. Our expenses are incurred primarily in the United States, with a small portion of expenses incurred and denominated in the currencies where our other international offices are located. Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Japanese Yen relative to the United States dollar. To date, we have not entered into any foreign currency hedging contracts.

Interest Rate Sensitivity

We had cash, cash equivalents and restricted cash of $42.6 million at March 31, 2011. These amounts are primarily invested in bank deposits, primarily in United States dollars, and money market funds. Interest rate fluctuations affect the returns in our invested funds. The Company’s cash balances deposited in United States banks are only insured up to the Federal Deposit Insurance Corporation limits. Cash and cash equivalents are held for working capital purposes and restricted cash amounts are held as security against credit card deposits and various lease obligations.

We also had $15.3 million held in short-investments, primarily invested in government and agency securities with maturities between 90 days and one year. As of March 31, 2011, our investments have been classified as available-for-sale and, consequently, are recorded at fair value in the condensed consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. As of March 31, 2011, we have not recorded an impairment related to our investments in the condensed consolidated statement of operations.

Due to the short-term nature of our cash, cash equivalents and investments, we believe that we do not have any material exposure to changes in interest rates. If overall interest rates had changed by 10% during the three months ended March 31, 2011, the fair value of our investments would not have been materially affected.

Effect of Inflation

We believe that inflation has not had a material impact on our condensed consolidated results of operations for the three months ended March 31, 2011. There can be no assurance that future inflation will not have an adverse impact on our condensed consolidated results of operations or financial condition.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments that approximate their fair values due to their short period of time to maturity. We do not use derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Limitations on Controls

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Our management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all of our control issues and instances of fraud, if any, have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 9 to our condensed consolidated financial statements.

Item 1A. Risk Factors

Risks Related to Our Business

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below before making a decision to buy our common stock. If any of the following risks actually occur, our business, financial condition, results of operations or growth prospects could be harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock. The risks described below are not the only risk facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. When making your investment decision, you should also refer to the other information set forth in this Form 10-Q, including our condensed consolidated financial statements and the related notes and our Prospectus filed with the SEC on May 4, 2011.

Risks Related to Our Business and Industry

Our limited operating history makes it difficult to evaluate our current business and future prospects, and potential clients may have concerns regarding the effectiveness in the future of our business model. If companies do not continue to subscribe to our solution, our business and operating results will be adversely affected.

We were incorporated in July 2008. We acquired our first patent assets in September 2008 and sold our first membership in October 2008. Therefore, we have not only a very limited operating history, but also a very limited track record in executing our business model. Our future success depends on acceptance of our solution by companies we target to become clients. Our efforts to sell our solution to new companies may not continue to be successful. In particular, because we are a relatively new company with a limited operating history, companies may have concerns regarding our viability. Our limited operating history may also make it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly changing industries. If we do not manage these risks successfully, our business and operating results will be adversely affected.

We may experience significant quarterly fluctuations in our operating results due to a number of factors, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.

Due to our limited operating history, our evolving business model and the unpredictability of our emerging industry, certain of our operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Many of the factors that cause these fluctuations are outside of our control. The amount we spend to acquire patent assets and the timing of those acquisitions may result in significant quarterly fluctuations in our capital expenditures, and the amount and timing of our membership sales may result in significant fluctuations in our cash flow on a quarterly basis. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

In addition to the factors described above, other factors that may affect our operating results include:

•	increases in the prices we need to pay to acquire patent assets;

•	increases in operating expenses, including those attributable to additional headcount and the costs of new business initiatives;

•	non-renewals from existing clients for any reason;

•	loss of clients, including through acquisitions or consolidations;

•	changes in our subscription fee rates or the pricing policies of our competitors;

•	our inability to acquire patent assets that are being asserted or may be asserted against our clients due to lack of availability, unfavorable pricing terms or otherwise;

•

changes in patent law and regulations and other legislation, as well as United States Patent and Trademark Office procedures or court rulings, that reduce the value of our solution to our existing and potential clients;

•	our lengthy and unpredictable membership sales cycle, including delays in potential clients’ decisions whether to subscribe to our solution;

•	changes in the accounting treatment associated with our acquisitions of patent assets, how we amortize those patent assets and how we recognize revenue under subscription agreements;

•	lower subscription fees from clients where the annual subscription fee decreases due to declining operating income or revenue of such clients;

•	our inability to develop and implement new solutions that meet client requirements in a timely manner;

•	decreases in our clients’ and prospective clients’ costs of litigating patent infringement claims;

•	our inability to retain key personnel;

•	any significant changes in the competitive dynamics of our market, including new competitors or substantial discounting of services that are viewed by our target market as competitive to ours;

•

gains or losses realized as a result of our selling patents, including upon the exercise by any of our clients of their limited right to purchase certain of our patent assets for defensive purposes in the event of a patent infringement suit brought against such client by a third party; and

•	adverse economic conditions in the industries that we serve, particularly as they affect the intellectual property risk management and/or litigation budgets of our existing or potential clients.

While we have not experienced seasonality trends to date, we anticipate that we may experience lower new client additions in the third quarter of the year due to vacation schedules of the executive management of many of our prospective clients. If our operating results in a particular quarter do not meet the expectations of securities analysts or investors, our stock price could be substantially affected. In particular, if our operating results fall below expectations, our stock price could decline substantially.

The market for our patent risk management solution is immature, and if our solution is not widely accepted or is accepted more slowly than we expect, our operating results will be adversely affected.

We have derived substantially all of our revenue from the sale of memberships to our patent risk management solution and we expect this will continue for the foreseeable future. As a result, widespread acceptance of this solution is critical to our future success. The market for patent risk management solutions is new and it is uncertain whether these solutions will achieve and sustain high levels of demand and market acceptance. Our success will depend, to a substantial extent, on the willingness of companies of all sizes to purchase and renew memberships as a way to reduce their patent litigation costs. If companies do not perceive the cost-savings benefits of patent risk management solutions, then wide market adoption of our solution will not develop, or it may develop more slowly than we expect. Either scenario would adversely affect our operating results in a significant way. Factors that may negatively affect wide market acceptance of our solution, as well as our ability to obtain new clients and renew existing clients, include:

•	uncertainty about our ability to significantly reduce patent litigation costs for a particular company;

•	reduced assertions from non-practicing entities (“NPEs”) or decreased patent licensing fees owed to NPEs;

•	limitations on the ability of NPEs to bring patent claims or limitations on the potential damages recoverable from such claims;

•	reduced cost to our clients of defending patent assertion claims;

•	lack of perceived relevance and value in our existing patent asset portfolio by existing or potential clients;

•	concerns by existing or potential clients about our future ability to obtain rights to patent assets that are being or may be asserted against them;

•	reduced incentives to renew memberships if clients have vested in perpetual licenses in all patent assets that they believe are materially relevant to their businesses;

•	lack of sufficient interest by mid- and small-sized companies in our solution;

•	reduced incentive for companies to become clients because we do not assert our patent assets in litigation;

•	concerns that we might change our current business model and assert our patent assets in litigation;

•	budgetary limitations for existing or potential clients; and

•	the belief that adequate coverage for the risks and expenses we attempt to reduce is available from alternative products or services.

We have limited experience with respect to our subscription pricing model, and if the prices we charge for memberships are unacceptable to our existing or potential clients, our revenue and operating results could experience volatility or decline.

We have limited experience with respect to determining the appropriate metrics for establishing the annual subscription fees for our patent risk management solution. If the market for our solution fails to develop or develops more slowly than we anticipate, or if competitors introduce new solutions that compete with ours, we may be unable to renew our memberships or attract new clients at favorable prices based on the same pricing model we have historically used. In the future, it is possible that competitive dynamics in our market may require us to change our pricing model or reduce our subscription fee rates, which could harm our operating results. We began introducing a new fee schedule with higher fees in January 2011. This higher cost of membership may make it more difficult for us to attract new clients in the future. In order to attract clients, in certain cases we have previously offered, and may in the future offer, discounts or other contractual incentives to clients who execute multi-year subscription agreements or who make client referrals.

We have very limited flexibility to change the pricing of our solution for existing clients and may not be able to respond effectively to changes in our market. This limited flexibility could have an adverse effect on our operating results.

Under our subscription agreements, our annual subscription fee is based on a published fee schedule applicable to all of our clients that join our network while that fee schedule is in effect. Clients are able to renew their memberships perpetually under the fee schedule in effect at the time that they joined our network with periodic adjustments by us only based on changes in the Consumer Price Index. This means that any increases to our fee schedule apply only to clients that join after such increase. Accordingly, we have limited ability to change the economics of our business model with respect to existing clients in response to changes in the market in which we operate. This limited flexibility could have an adverse effect on our operating results. For example, if we increase our operating expenses as a result of changes in our market, we would have very limited ability to increase the subscription fees we charge to our existing clients as an offset to the increased operating expenses, and our operating results could be adversely affected.

Our membership sales cycles can be long and unpredictable, and our membership sales efforts require considerable time and expense. As a result, our membership sales are difficult to predict and will vary substantially from quarter to quarter, which may cause our cash flow to fluctuate significantly.

Because we operate in a relatively new and unproven market, our membership sales efforts involve educating potential clients about the benefit of our solution, including potential cost savings to a company. Potential clients typically undergo a lengthy decision-making process that has, in the past, generally resulted in a lengthy and unpredictable sales cycle. We spend substantial time, effort and resources in our membership sales efforts without any assurance that our efforts will produce any membership sales. In addition, subscriptions are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. As a result of these factors, our membership sales in any period are difficult to predict and will likely vary substantially between periods, which may cause our cash flow to fluctuate significantly between periods.

The success of our business will increasingly depend on clients renewing their subscription agreements, but we do not have an adequate operating history to predict the rate of membership renewals. Any significant decline in our membership renewals could harm our operating results.

Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. The weighted average term of our subscription agreements in effect as of March 31, 2011 was 2.8 years. As our overall membership base grows, we expect our renewal rate to decline compared to our historical rate. As of December 31, 2010, the subscription agreements for eight of our clients will be up for renewal in 2011 and the subscription agreements for 23 clients will be up for renewal in 2012. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted average term of our subscription agreements may decrease. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

Upon initial subscription, our clients receive a term license for the period of their membership to the patent assets in our portfolio at the time of subscription. In addition, clients receive term licenses to substantially all of the patent assets we acquire during the period of their membership. Our subscription agreements also include a vesting provision that converts a client’s term licenses into perpetual licenses on a delayed, rolling basis as long as the company remains a client. Accordingly, clients who continue to subscribe to our solution receive perpetual licenses to an increasing number of our patent assets over time. If we are unable to adequately show clients that we are continuing to obtain additional patent assets that are being or may be asserted against them, clients may choose not to renew their subscriptions once they have vested into a perpetual license in all patent assets they believe are materially relevant to their businesses.

Our subscription agreements generally provide our clients with a right to terminate their membership if we fail to meet certain conditions. If we fail to meet those conditions and clients elect to terminate their subscription agreements, our operating results will be harmed.

Until recently, our form of subscription agreement provided that we will use commercially reasonable efforts to spend at least a specified minimum amount each year to acquire patent assets related broadly to information technology. If we fail to meet this standard, the clients whose agreements contain this standard have the right to terminate their memberships. In addition, a select number of our subscription agreements also provide that if we fail in any year to acquire patent assets broadly related to information technology worth at least a specified amount that is lower than the minimum amount generally included in our subscription agreements, then those clients have the right to terminate their memberships. If we fail to meet these standards and clients elect to terminate their membership, our operating results will be harmed.

Because we generally recognize revenue from membership subscriptions over the term of the membership, upturns or downturns in membership sales may not be immediately reflected in our operating results. As a result, our future operating results may be difficult to predict.

We generally recognize subscription fees received from clients ratably over the period of time to which those fees apply. Most of our clients are invoiced annually, and thus their fees are recognized as revenue over the course of 12 months. Consequently, a decline in new or renewed subscriptions in any one quarter will not be fully reflected in that quarter’s revenue and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure quickly to reflect this reduced revenue. Accordingly, the effect of either significant downturns in membership sales or rapid market acceptance of our solution may not be fully reflected in our results of operations in the period in which such events occur. Our membership subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as subscription fees from new clients must generally be recognized over the applicable membership term.

Our subscription fees from clients may decrease due to factors outside of our control. Any reduction in subscription fees could harm our business and operating results.

Each client’s subscription fee is reset yearly based on its reported revenue and operating income measured as of the end of its last fiscal year. If a client who is not already paying the minimum due under our fee schedule experiences reduced operating results, its subscription fee for the next year will decline. As a result, our revenue stream is affected by conditions outside of our control that impact the operating results of our clients.

Our fee schedule is capped for each of our clients. As a result, if one of our clients acquires another client, our future revenue would be reduced as a result of our fee schedule being applied to the combined entity rather than to each entity separately. Any reduction in subscription fees could harm our business and operating results.

New legislation, regulations or court rulings related to enforcing patents could reduce the value of our solution to clients or potential clients and harm our business and operating results.

If Congress, the United States Patent and Trademark Office or courts implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect the operating results and business model for NPEs. This, in turn, could reduce the value of our solution to our current and potential clients. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increased difficulty for parties making patent assertions to obtain injunctions, reductions in the cost to resolve patent disputes and other similar developments could negatively affect an NPE’s ability to assert its patent rights successfully, decrease the revenue associated with asserting or licensing an NPE’s patent rights and increase the cost of bringing patent enforcement actions. As a result, assertions and the threat of assertions by NPEs may decrease. If this occurs, companies may seek to resolve patent claims on an individual basis and be less willing to subscribe to our solution or renew their memberships. Furthermore, even if companies are interested in subscribing to our solution or maintaining their memberships, companies may be unwilling to pay the subscription fees that we propose. Any of these events could result in a material adverse effect to our business and operating results.

If we are unable either to identify patent assets that are being asserted or that could be asserted against existing and potential clients or to obtain such assets at prices that are economically supportable within our business model, we may not be able to attract or retain sufficient clients and our operating results would be harmed.

Our ability to attract new clients and renew the subscription agreements of existing clients depends on our ability to identify patent assets that are being asserted or that could be asserted against our existing or potential clients. There is no guarantee that we will be able to adequately identify those types of patent assets on an ongoing basis and, even if identified, that we will be able to acquire rights to those patent assets on terms that are favorable to us, or at all. As new technological advances occur, some or all of the patent assets we have acquired may become less valuable or obsolete before we have had the opportunity to obtain significant value from those assets.

Our approach to acquiring patent assets generally involves acquiring ownership or a license at a fixed price. Other companies, such as NPEs, often offer contingent payments to sellers of patents that may provide the seller the opportunity to receive greater amounts in the future for the sale of its patents as compared to the fixed price we generally pay. As a result, we may not be able to compete effectively for the acquisition of certain patent assets.

If clients do not perceive that the patent assets we acquire are relevant to their businesses, we will have difficulty attracting new clients and renewing existing clients, and our operating results will be harmed. Similarly, if clients are not satisfied with the amount we deploy to acquire patent assets, they may choose not to renew their subscriptions.

We may not be able to compete effectively against others to attract new clients or acquire patent assets. Any failure to compete effectively could harm our business and results of operations.

In our efforts to attract new clients and retain existing clients, we compete primarily against established patent risk management strategies employed by those companies. Companies can choose from a variety of other strategies to attempt to manage their patent risk, including internal buying or licensing programs, cross-licensing arrangements, patent-buying consortiums or other patent-buying pools and engaging legal counsel to defend against patent assertions. As a result, we spend considerable resources educating our existing and prospective clients on the potential benefits of our solution and the value and cost savings it may provide.

In addition to competing for new clients, we also compete to acquire patent assets. Our primary competitors in the market for patent assets include other entities that seek to accumulate patent assets, including NPEs such as Acacia Research, Altitude Capital Partners, Coller IP, Intellectual Ventures, Millennium Partners and Rembrandt IP Management, along with patent-buying consortiums such as Allied Security Trust. Many of our current or potential competitors have longer operating histories, greater name recognition and significantly greater financial resources than we have. In addition, many NPEs that compete with us to acquire patent assets have complicated corporate structures that include a large number of subsidiaries, so it is difficult for us to know who the ultimate parent entity is and how much capital the related entities have available to acquire patent assets. We also face competition for patent assets from operating companies, including operating companies that are current or prospective members of our client network, that seek to acquire patent assets in connection with new or existing product and service offerings.

We expect to face more direct competition in the future from other established and emerging companies. In addition, as a relatively new company in the patent risk management market, we have limited insight into trends that may develop and affect our business. As a result, we may make errors in predicting and reacting to relevant business trends, making us unable to compete effectively against others.

Our current or potential competitors vary widely in size and in the scope and breadth of the products and services they offer. Many of our competitors have greater financial resources and a larger customer base and sales and marketing teams. The competition we face now and in the future could result in increased pricing pressure, reduced margins, increased sales and marketing expenses and a failure to increase, or the loss of, market share. We may not be able to maintain or improve our competitive position against our current or future competitors, and our failure to do so could seriously harm our business.

Our acquisitions of patent assets are time consuming, complex and costly, which could adversely affect our operating results.

Our acquisitions of patent assets are time consuming, complex and costly to consummate. We utilize many different transaction structures in our acquisitions and the terms of the acquisition agreements tend to be very heavily negotiated. As a result, we incur significant operating expenses during the negotiations even where the acquisition is ultimately not consummated. Even if we successfully acquire particular patent assets, there is no guarantee that we will generate sufficient revenue related to those patent assets to offset the acquisition costs. While we conduct confirmatory due diligence on the patent assets we are considering for acquisition, we may acquire patent assets from a seller who does not have proper title to those assets. In those cases, we may be required to spend significant resources to defend our interest in the patent assets and, if we are not successful, our acquisition may be invalid, in which case we could lose part or all of our investment in the assets.

We occasionally identify patent assets that cost more than we are prepared to spend with our own capital resources or that may be relevant only to a very small number of clients. In these circumstances, we may structure a transaction in which certain of our clients contribute funds that are in addition to their subscription fees in order to acquire those patent assets. These structured acquisitions are complex. We may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any patent assets. These higher costs could adversely affect our operating results.

Our business model is new and complex, requiring estimates and judgments by our management. Our estimates and judgments are subject to changes that could adversely affect our operating results.

Our patent risk management business model is new and therefore our accounting and tax treatment has limited precedent. The determination of patent asset amortization expense for financial and income tax reporting requires estimates and judgments on the part of management. Some of our patent asset acquisitions are complex, requiring additional estimates and judgments on the part of our management. From time to time, we evaluate our estimates and judgment. However, such estimates and judgment are, by their nature, subject to risks, uncertainties and assumptions, and factors may arise that lead us to change our estimates or judgments. If this or any other changes occur, our operating results may be adversely affected. Furthermore, if the accounting or tax treatment is challenged, we may have to spend considerable time and expense defending our position and we may be unable to successfully defend our accounting or tax treatment, any of which could adversely affect our business and operating results.

In some acquisitions of patent assets, we may seek to defer payment or finance a portion of the acquisition price. This approach may put us at a competitive disadvantage and could result in harm to our business.

We have limited capital and often seek to negotiate acquisitions of patent assets where we can defer payments or finance a portion of the acquisition price. These types of debt financing or deferred payment arrangements are generally not as attractive to sellers of patent assets as receiving the full purchase price for those assets in cash at the closing of the acquisition. As a result, we might not compete effectively against other companies in the market for patent assets, many of whom have greater cash resources than we have. In addition, any failure to satisfy our debt repayment obligations may result in adverse consequences.

We plan to substantially increase our operating expenses to expand our operations, and those increased expenses may negatively impact our profitability.

We expect to significantly increase future expenditures to develop and expand our business, including making substantial expenditures to acquire patent assets and develop new solutions. Our efforts to develop new solutions will result in an increase in our operating expenses with no assurance that such solutions will result in additional revenue that is sufficient to offset the additional expenses we incur.

We also plan to incur additional operating expenses as we hire new personnel, including employees for client relations, patent research and analysis, development of reporting systems and general and administrative functions. During 2010, our headcount grew from 27 to 66 employees, and we intend to hire aggressively in 2011. As a result, we expect our operating expenses to increase substantially. In addition, as a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. If we are not successful in generating additional revenue that is sufficient to offset these expected operating expense increases, our operating results may be harmed.

If we are unable to successfully expand our membership base to include mid- and small-size companies, we may not be able to maintain our growth and our business and results of operations may be harmed.

Most of our current clients are very large companies. The number of companies of that size is limited, so in order for us to continue our growth, we need to expand our membership base to include mid- and small-size companies. There is no guarantee that we will be successful in those efforts. Those companies often have more limited budgets available for solutions of the type we offer compared to larger companies. Those companies may also request solutions that we do not currently offer. They may also have concerns that we will focus our patent acquisition efforts on patent assets that are of more benefit to our larger clients who pay us higher subscription fees. If we are unable to successfully expand our membership base to include more mid- and small-size companies, our growth may slow, and our business may be harmed.

Our revenue is concentrated in a small number of clients, and if we are not able to obtain membership renewals from these clients, our revenue may decrease substantially.

We receive a significant amount of our revenue from a limited number of clients. For example, in 2010, our 10 highest revenue generating clients accounted for approximately 44% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients choose not to renew their memberships, or if our subscription fees from them decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

If we are unable to enhance our current solution or to develop or acquire new solutions to provide additional value to our clients and potential clients, we may not be able to maintain our growth, and our business may be harmed.

In order to attract new clients and retain existing clients, we need to enhance and improve our existing solution and introduce new solutions that meet the needs of our clients. In the future, we may also seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our service offerings, enhance our technical capabilities or otherwise offer growth opportunities. We are currently developing programs to facilitate joint defense and cross-license arrangements among clients that pay us additional fees to participate in those arrangements. As part of our potential joint defense solution, we are developing a plan to establish a risk retention group to help our clients cover costs incurred in defending patent infringement claims. If we facilitate the formation of a risk retention group, we may elect to provide part of the capital necessary to obtain regulatory approval. If we provide part of the risk capital and the risk-retention group experiences losses that exceed projected levels, the value of our investment would be impaired. This impairment could negatively affect our operating results.

The development and implementation of new solutions will continue to require substantial time and resources, as well as require us to operate businesses that would be new to our organization. These or any other new solutions may not be introduced in a timely manner or at all. If we do introduce these or any other solutions, we may be unable to implement such solutions in a cost-effective manner, achieve wide market acceptance, meet client expectations or generate revenue sufficient to recoup the cost of developing such solutions. Any new solutions we introduce may expose us to additional laws, regulations and risks. If we are unable to develop these or other solutions successfully and enhance our existing solution to meet client requirements or expectations, we may not be able to attract or retain clients, and our business may be harmed.

We have experienced rapid growth in recent periods, and we plan to continue to grow our operations to support our current solution and the development of new solutions. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We have substantially expanded our overall business, headcount and operations in recent periods. We plan to aggressively expand our operations and headcount in the future in order to support our efforts to increase our membership base, continue to acquire valuable patent assets and develop additional solutions. Further, increases in our membership base could create challenges in our ability to provide our solutions and support our clients. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures. As a result, we may be unable to manage our business effectively in the future, which may negatively impact our operating results.

If we are not perceived as a trusted defensive patent aggregator, our ability to gain wide market acceptance will be harmed, and our operating results could be adversely affected.

Our reputation, which depends on earning and maintaining the trust of existing and potential clients, is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control and costly or impossible to remediate. For our business to be successful, we must continue to educate potential clients about our role as a trusted intermediary in the patent market. We occasionally sell previously acquired patents to third parties. If a patent we sell to a third party is later asserted against a client who joined our network after the patent was sold and who did not receive a license to the patents in connection with the sale, our reputation could be harmed. If our reputation is harmed, we may have more difficulty attracting new clients and retaining existing clients, and our operating results could be adversely affected.

We may become involved in patent litigation proceedings related to our clients. Our involvement could cause us to expend significant resources and could require us to disclose information related to our clients, which could cause such clients not to renew their subscriptions with us.

The patent market is heavily impacted by litigation. As a result, we may be required, by subpoena or otherwise, to participate in patent litigation proceedings related to our clients. Our participation in any such proceedings could require us to expend significant resources and could also be perceived as adverse to the interests of our clients or potential clients if we are required to disclose any information about our clients that we have gathered in the course of their memberships. These additional expenditures and potential disclosures could make it more difficult for us to attract new clients and retain existing clients and our results of operations could be harmed.

Interpretations of current laws and the passage of future laws could harm our business and operating results.

Because of our limited operating history and our presence in an emerging industry, the application to us of existing United States and foreign laws is unclear. Many laws do not contemplate or address the specific issues associated with our patent risk management solution or other products and services we may provide in the future. It is possible that courts or other governmental authorities will interpret existing laws regulating risk management and insurance, competition and antitrust practices, taxation, the practice of law and patent usage and transfers in a manner that is inconsistent with our business practices. Our business, prospects, financial condition and results of operations may be harmed if our operations are found to be in violation of any existing laws or any other governmental regulations that may apply to us. Additionally, existing laws may restrict our ability to deliver services to our clients, limit our ability to grow and cause us to incur significant expenses in order to comply with such laws and regulations. Even if our business practices are ultimately not affected, we may incur significant cost to defend our actions, incur negative publicity and suffer substantial diversion of management time and effort. This could have a material adverse effect on our business, prospects, financial condition and results of operations.

Additionally, we face risks from laws that could be passed in the future. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new or existing laws or regulations could be difficult and expensive, affect the manner in which we conduct our business and negatively impact our business, prospects, financial condition and results of operations.

Any failure to maintain or protect our patent assets or other intellectual property rights could impair our ability to attract or retain clients and maintain our brand and could harm our business and operating results.

Our business is dependent on our ability to acquire patent assets that are valuable to our existing and potential clients. Following the acquisition of patent assets, we spend significant time and resources to maintain the effectiveness of those assets by paying maintenance fees and making filings with the United States Patent and Trademark Office. In some cases, the patent assets we acquire include patent applications which require us to spend resources to prosecute the applications with the United States Patent and Trademark Office. If we fail to maintain or prosecute our patent assets properly, the value of those assets to our clients would be reduced or eliminated, and our business would be harmed.

We might require additional capital to support our business growth and future patent asset acquisitions, and this capital might not be available on acceptable terms, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to acquire patent assets, satisfy debt payment obligations related to patent asset acquisitions, develop new solutions or enhance our existing solution, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings or enter into credit agreements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

If we fail to develop widespread brand awareness cost-effectively, we may not attract new clients and our business and operating results may suffer.

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our solution and is an important element in attracting new clients. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Brand promotion activities may not generate client awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to promote and maintain our brand successfully, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract or retain clients to the extent necessary to realize a sufficient return on our brand-building efforts.

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan, which could harm our future growth and operating results.

Our success depends largely upon the continued services of our executive officers and other key personnel. We do not have employment agreements with any of our executive officers or other key management personnel that require them to remain our employees. Therefore, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business.

Failure to adequately expand our membership team may impede our growth and harm our business.

We expect to be substantially dependent on our membership team to obtain new clients and to manage our membership base. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient direct sales personnel. New hires may, in some cases, take a significant amount of time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire and develop sufficient numbers of productive membership sales personnel, sales of our solution will suffer.

Our inability to identify, attract, train, integrate and retain highly qualified employees would harm our business.

Our future success depends on our ability to identify, attract, train, integrate and retain highly qualified technical, sales and marketing, managerial and administrative personnel. In particular, our ability to grow our revenue is dependent on our ability to hire personnel that can identify and acquire valuable patent assets and sign up new clients. Competition for highly skilled sales, business development and technical individuals is intense, and we continue to face difficulty identifying and hiring qualified personnel in some areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for hiring experienced employees have greater resources than we have. In addition, in making employment decisions, particularly in the high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Therefore, significant volatility in the price of our stock after this offering may adversely affect our ability to attract or retain sales and technical personnel. If we fail to identify, attract, train, integrate and retain highly qualified and motivated personnel, our reputation could suffer, and our business, financial condition and results of operations could be adversely affected.

Weak global economic conditions may adversely affect demand for our solution or fees payable under our subscription agreements, which could adversely affect our financial condition and operating results.

Our operations and performance depend significantly on worldwide economic conditions, and the United States and world economies have recently experienced weak economic conditions. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material negative effect on the demand for our solution. Furthermore, if our clients experience reduced operating income or revenues as a result of economic conditions or otherwise, it would reduce their subscription fees because those fees are generally reset annually based on the clients’ then-current operating income or revenue. If the subscription fees payable under our subscription agreement are reduced substantially, it would have an adverse effect on our business and results of operations.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our client offerings, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

In addition, we have not acquired other businesses in the past. If we acquire businesses in the future, we may not be able to integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the completion of the acquisition. We may also not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	difficulties in integrating operations, technologies, services and personnel;

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs;

•	diversion of management’s attention from other business concerns;

•	potential loss of key employees;

•	additional legal, financial and accounting challenges and complexities in areas such as tax planning, cash management and financial reporting;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance efforts.

As a public company, we will incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated public company reporting requirements. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules subsequently implemented by the SEC and The Nasdaq Stock Market, impose additional requirements on public companies, including enhanced corporate governance practices. For example, the listing requirements for The Nasdaq Stock Market provide that listed companies satisfy, among other things, certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of business conduct. Our management and other personnel will need to devote a substantial amount of time to satisfy these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors and board committees or as executive officers and could increase the cost of obtaining director and officer liability insurance.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have internal financial and accounting controls and procedures adequate to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We have in the past discovered, and may in the future discover, areas of our internal financial and accounting controls and procedures that need improvement. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. We need to hire additional accounting and financial staff, improve our existing controls and implement new processes. We cannot be certain that our actions to improve our internal controls over financial reporting will be sufficient, or that we will be able to implement our planned processes and procedures in a timely manner. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline. In addition, a delay in compliance with Section 404 could subject us to sanctions or investigations by The Nasdaq Stock Market, the SEC or other regulatory authorities, make us ineligible for short form resale registrations or result in the inability of registered broker-dealers to make a market in our common stock, any of which could further reduce our stock price and could harm our business.

Furthermore, implementing any appropriate changes to our internal control over financial reporting may entail substantial costs in order to modify our existing accounting systems, may take a significant period of time to complete and may distract our officers, directors and employees from the operation of our business. These changes, however, may not be effective in maintaining the adequacy of our internal control over financial reporting, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal control over financial reporting is inadequate or that we are unable to produce accurate financial statements may adversely affect our stock price. While neither we nor our independent registered public accounting firm have identified deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, there can be no assurance that material weaknesses will not be subsequently identified.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and may have an effect on our reported results of operations.

A change in accounting standards or practices could have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations, including the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, patent assets, other investments, income taxes, litigation and other intangibles, and other contingencies. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. In addition, actual results may differ from these estimates under different assumptions or conditions. Changes in those methods, estimates and judgments could significantly affect our results of operations.

Our operations are subject to risks of natural disasters, acts of war, terrorism or widespread illness at our domestic and international locations, any one of which could result in a business stoppage and negatively affect our operating results.

Our business operations depend on our ability to maintain and protect our facility, computer systems and personnel, which are primarily located in the San Francisco Bay Area. The San Francisco Bay Area is in close proximity to known earthquake fault zones. Our facility and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods and similar events. Should earthquakes or other catastrophes, such as fires, floods, power outages, communication failures or similar events disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, which stoppage could have a negative effect on our operating results. Acts of terrorism, widespread illness and war could also have a negative effect at our international and domestic facilities.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock is likely to be volatile, and you might not be able to sell your shares at or above the price at which you purchased them.

There has been no public market for our common stock prior to the IPO. The market price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Form 10-Q and others such as:

•	variations in our financial condition and operating results;

•	adoption or modification of laws, regulations, policies, procedures or programs applicable to our business, including those related to the enforcement of patent claims;

•	announcements of technological innovations, new products and services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	addition or loss of significant clients;

•	recruitment or departure of members of our Board of Directors, management team or other key personnel;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	market conditions in our industry and the economy as a whole;

•	price and volume fluctuations in the overall stock market or resulting from inconsistent trading volume levels of our shares;

•	lawsuits threatened or filed against us;

•	sales of our common stock by us or our stockholders; and

•	the expiration of market standoff or contractual lock-up agreements.

In recent years, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock shortly following this offering.

Our three largest stockholders and our directors and executive officers, in the aggregate, own approximately 74% of our outstanding common stock and will be able to exercise substantial control over all matters requiring stockholder approval. This concentration of ownership limits your ability to influence corporate matters.

Affiliates of Index Ventures, affiliates of Charles River Ventures and KPCB Holdings, Inc. each beneficially own approximately 18% of our outstanding common stock, and our directors and executive officers and their affiliates, in the aggregate, beneficially own approximately 74% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership limits your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. In addition, each of Index Ventures, Charles River Ventures and KPCB Holdings, Inc. currently have a representative on our Board of Directors.

An active trading market for our common stock may not develop or be sustained.

We have a limited history as a public company. An active trading market may not develop or may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

If securities analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities analysts. If no securities analysts commence coverage of our company, the trading price for our stock could suffer. In the event we obtain securities analyst coverage, if one or more of the analysts who covers us downgrades our stock or publishes unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Substantial future sales of shares by existing stockholders, or the perception that such sales may occur, could cause our stock price to decline, even if our business is doing well.

If our existing stockholders, particularly our directors and executive officers and the venture capital funds affiliated with our current and former directors, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline. Currently, only the shares of common stock sold in the IPO are freely tradable, without restriction, in the public market. Our officers, directors and the holders of substantially all of our common stock have entered into contractual lock-up agreements with the underwriters of the IPO pursuant to which they have agreed not to sell or otherwise transfer any of their common stock or securities convertible into or exchangeable for shares of common stock for a period through the date approximately 180 days after the date of the final prospectus for the IPO. However, the lead underwriters in the IPO may permit these holders to sell shares prior to the expiration of the lock-up agreements with the underwriters.

In addition, MHV Partners LLC, an entity affiliated with Shelby Bonnie, and Sanford Robertson, both of whom purchased shares of our common stock in April 2011, have agreed with us to a one-year restricted period with respect to such shares.

After the contractual lock-up agreements pertaining to the IPO expire 180 days from the date of the final prospectus, or such longer periods described above, up to an additional 37,426,856 shares will be eligible for sale in the public market, 35,011,972 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. In addition, some of these shares are limited by restrictions on sales related to our right of repurchase on unvested shares.

Some of our existing stockholders have demand and piggyback rights to require us to register with the SEC up to 34,636,994 shares of our common stock, subject to expiration of the contractual lock-up agreements. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

The 7,515,645 shares that were subject to outstanding options as of March 31, 2011 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the contractual lock-up agreements and Rules 144 and 701 under the Securities Act.

Additionally, we registered 9,214,922 shares of our common stock that we may issue under our equity plans. Such shares can be freely sold in the public market upon issuance, subject to any vesting or contractual lock-up agreements.

If any of these additional shares described are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As a newly public company, our stock price may be volatile, and securities class action litigation has often been instituted against companies following periods of volatility of their stock price. Any such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our amended and restated certificate of incorporation and amended and restated bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;

•

establish a classified Board of Directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors only be removed from office for cause and only upon a majority stockholder vote;

•	provide that vacancies on our Board of Directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders;

•	do not provide stockholders with the ability to cumulate their votes;

•	require supermajority stockholder voting to effect certain amendments to our amended and restated certificate of incorporation and amended and restated bylaws; and

•	require advance notification of stockholder nominations and proposals.

We do not currently intend to pay dividends on our common stock in the foreseeable future, and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

From January 1 to March 31, 2011, we granted awards for an aggregate of 1,512,116 shares of our common stock at an exercise price of $9.85 per share to our employees, consultants and other service providers. From January 1 to March 31, 2011, we issued and sold an aggregate of 379,200 shares of our common stock to our employees, consultants, and other service providers at prices ranging from $0.25 to $9.85 per share for an aggregate of $326,786 pursuant to exercises of options granted and a stock award. No underwriters were involved in the foregoing sales of securities. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 and Section 4(2) of the Securities Act. All securities described in this paragraph are deemed restricted securities for purposes of the Securities Act. The instruments representing such issued securities included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

Use of Proceeds

The IPO was effected through a Registration Statement on Form S-1 (File No. 333-171817) that was declared effective by the SEC on May 3, 2011, which registered an aggregate of 9,695,000 shares of our common stock, including 1,264,565 shares that the underwriters had the option to purchase. On May 9, 2011, 9,065,000 shares of common stock were sold on our behalf and 630,000 shares of common stock were sold on behalf of the selling stockholders, at an initial public offering price of $19.00 per share, for an aggregate gross offering price of $172,235,000 to us, and $11,970,000 to the selling stockholders. The underwriters of the offering were Goldman Sachs & Co., Barclays Capital, Allen & Company LLC, Robert W. Baird & Co., Incorporated and Cowen and Company, LLC. Following the sale of the shares in connection with the closing of the IPO, the offering terminated.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

(a) The following exhibits are filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPX CORPORATION (Registrant)

DATE: June 14, 2011	By:	/s/ John A. Amster
John A. Amster
Chief Executive Officer and Director

DATE: June 14, 2011	By:	/s/ Adam C. Spiegel
Adam C. Spiegel
Chief Financial Officer and Senior Vice President, Finance

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X