Form 10-Q
period 2011-06-30
RPX Corp
filed 2011-08-10
CIK 1509432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-35146

RPX Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-2990113 (I.R.S. Employer Identification No.)

One Market Plaza, Suite 700, San Francisco, California (Address of Principal Executive Offices)	94105 (Zip Code)

(866) 779-7641

Registrant’s Telephone Number, including Area Code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On August 8, 2011, 47,121,856 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RPX Corporation

Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$159,393	$46,656
Short-term investments	39,304	—
Restricted cash	500	500
Accounts receivable	6,272	12,632
Prepaid expenses and other current assets	4,962	5,987
Deferred tax assets	2,543	2,567

Total current assets	212,974	68,342
Patent assets, net	139,844	126,508
Property and equipment, net	1,223	623
Goodwill and intangible assets, net	3,576	583
Restricted cash	220	220
Other assets	356	746

Total assets	$358,193	$197,022

Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$964	$634
Accrued liabilities	4,664	7,281
Deferred revenue, current	75,599	73,235
Notes payable and other obligations, current	6,517	18,527
Other current liabilities	893	3,314

Total current liabilities	88,637	102,991
Deferred revenue, less current portion	11,975	9,205
Deferred tax liabilities	6,146	6,146
Notes payable and other obligations, less current portion	1,099	5,056
Other liabilities	156	124

Total liabilities	108,013	123,522

Commitments and contingencies (Note 12)
Redeemable convertible preferred stock, $0.0001 par value – 10,000 and 26,230 shares authorized: 0 and 26,230 issued and outstanding as of June 30, 2011 and December 31, 2010; aggregate liquidation preference of $0 and $64,361 as of June 30, 2011 and December 31, 2010, respectively.	—	62,793

Stockholders’ equity:
Common stock, $0.0001 par value – 200,000 and 60,000 shares authorized: 47,122 and 11,432 issued and 47,122 and 10,944 outstanding as of June 30, 2011 and December 31, 2010, respectively.	5	1
Additional paid-in capital	225,159	51
Retained earnings	25,016	10,655

Total stockholders’ equity	250,180	10,707

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$358,193	$197,022

See accompanying notes to consolidated financial statements.

RPX Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$38,850	$21,835	$73,240	$40,047
Cost of revenue	14,528	10,216	28,193	17,949
Selling, general and administrative expenses	11,286	5,191	19,396	9,459

Operating income	13,036	6,428	25,651	12,639
Interest income	42	67	68	198
Interest expense	(235)	(781)	(634)	(1,752)

Income before provision for income taxes	12,843	5,714	25,085	11,085
Provision for income taxes	5,177	2,393	10,724	4,644

Net income	$7,666	$3,321	$14,361	$6,441

Less: allocation of net income to participating stockholders	2,952	3,008	8,754	5,879

Net income available to common stockholders—basic	$4,714	$313	$5,607	$562
Undistributed earnings re-allocated to common stockholders	210	72	484	108

Net income available to common stockholders—diluted	$4,924	$385	$6,091	$670

Net income per common share:
Basic	$0.16	$0.06	$0.31	$0.11

Diluted	$0.15	$0.05	$0.29	$0.11

Weighted average shares used in per common share calculation:
Basic	28,941	5,495	18,141	5,153

Diluted	33,131	7,031	21,187	6,340

See accompanying notes to consolidated financial statements.

RPX Corporation

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$14,361	$6,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,176	17,771
Stock-based compensation	2,936	349
Excess tax benefit from stock-based compensation	(203)	—
Imputed interest on other obligations	436	867
Amortization of premium on investments	195	—
Deferred taxes	25	—
Other	(4)	2
Changes in assets and liabilities:
Accounts receivable	6,360	3,451
Prepaid expenses and other assets	666	(139)
Accounts payable	330	(679)
Accrued and other liabilities	(3,205)	3,898
Deferred revenue	5,014	42,708

Net cash provided by operating activities	55,087	74,669

Cash flows from investing activities
Purchases of investments classified as available-for-sale	(40,100)	—
Maturities of investments classified as available-for-sale	970	—
Business acquisitions	(3,000)	—
Purchases of intangible assets	(95)	—
Purchases of property and equipment	(706)	(110)
Acquisitions of patent assets	(43,151)	(43,048)
Proceeds from sale of patent assets	80	—

Net cash used in investing activities	(86,002)	(43,158)

Cash flows from financing activities
Repayments of principal on notes payable and other obligations	(16,404)	(20,443)
Proceeds from issuance of common stock in initial public offering, net of issuance costs	157,828	—
Proceeds from exercise of stock options and other common stock issuances	2,025	76
Excess tax benefit from stock-based compensation	203	—

Net cash provided by (used in) financing activities	143,652	(20,367)
Net increase in cash and cash equivalents	112,737	11,144
Cash and cash equivalents at beginning of period	46,656	28,928

Cash and cash equivalents at end of period	$159,393	$40,072

Non-cash investing and financing activities
Patent assets purchased or financed through notes payable or other obligations	$—	$12,079
Conversion of redeemable convertible preferred stock to common stock	62,793	—
Change in patent assets purchased and accrued but not paid	1,996	—
Patent assets acquired through settlement of notes receivable	—	1,010
Intangible assets received in barter transactions	120	—

See accompanying notes to consolidated financial statements.

RPX Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying interim consolidated financial statements of RPX Corporation (also referred to herein as “RPX” or the “Company”) are unaudited and have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”) and with the instructions for Form 10-Q and Regulation S-X statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s prospectus filed with the Securities and Exchange Commission (“SEC”) on May 4, 2011. The unaudited consolidated financial statements include the accounts of RPX and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

There have been no significant new accounting pronouncements or changes to the critical accounting policies disclosed in the Company’s prospectus that have had a significant impact on its consolidated financial statements or notes thereto.

Liquidity and Capital Resources

In May 2011, the Company completed its initial public offering (“IPO”) of its common stock in which the Company issued 9,065,000 common shares and received cash proceeds of $160.2 million, net of underwriting discounts and commissions. The Company incurred offering costs of $2.9 million. Prior to the IPO, substantially all of the Company’s operations and patent asset acquisitions had been financed through the private sale of equity securities, subscription fees collected from its clients and patent-seller financing.

As of June 30, 2011 and December 31, 2010, the Company had cash and cash equivalents of $159.4 million and $46.7 million, respectively, and retained earnings of $25.0 million and $10.7 million, respectively. Management expects that it will use substantial cash in the future to acquire additional patent assets and service the obligations undertaken in connection with prior patent asset purchases. Management believes that the Company has adequate cash resources to continue its operations for the foreseeable future.

Concentration of Risk

The Company is subject to concentrations of credit risk principally attributable to cash and cash equivalents, investments and accounts receivable. The Company places its cash in non-interest bearing accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. Cash equivalents primarily consist of institutional money market funds and short-term investments consist of U.S. Government and Agency securities.

Credit risk with respect to accounts receivable is generally mitigated by short collection periods and/or subscription agreements that provide for payments in advance of the rendering of services. Two clients accounted for 53% and 37% of accounts receivable at June 30, 2011. Three clients accounted for 45%, 33% and 22% of accounts receivable at December 31, 2010.

No client accounted for 10% or more of subscription fee revenue for the three or six months ended June 30, 2011 and 2010.

Short-Term Investments

The Company holds short-term investments in marketable debt securities, consisting primarily of fixed income U.S. Government and Agency securities. The Company classifies these securities as “available-for-sale”, and carries them at fair value on the consolidated balance sheets. Any unrealized gains or losses are recorded, net of estimated taxes, in accumulated other comprehensive income, a component of stockholders’ equity. Realized gains and losses are recognized upon sale. The specific identification method is used to determine the cost basis of fixed income securities sold.

The Company considers its investments as available to support current operations. Consequently, the Company may not hold securities with maturities greater than twelve months until maturity. As a result, the Company classifies its investments including those with stated maturities beyond twelve months, as current assets in the accompanying consolidated balance sheets.

The Company periodically evaluates its investments for impairment due to declines in market value considered to be “other-than-temporary”. This evaluation consists of several qualitative and quantitative factors, including the Company’s ability and intent to hold the investment until a forecasted recovery occurs, as well as any decline in the investment quality of the security and the severity and duration of the unrealized loss. In the event of a determination that a decline in market value is other-than-temporary, the Company will recognize an impairment loss, and a new cost basis in the investment will be established. To date, the Company has not recorded any impairment related to its investments in its consolidated statement of operations.

Restricted Cash

The Company had restricted cash of $720,000 at both June 30, 2011 and December 31, 2010 pledged under two lines of credit. See Note 11.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company evaluates goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Because the Company has one reporting unit, the Company utilizes the entity-wide approach to assess goodwill for impairment. No impairment has been recorded through June 30, 2011.

Intangible Assets, Net

Intangible assets, net consist of intangible assets acquired from other companies as a result of acquisitions. Such assets are capitalized and amortized on a straight-line basis over the estimated useful life of the intangible assets. Intangible assets, net excludes patent related intangible assets, which are recorded within patent assets, net in the accompanying consolidated balance sheets.

Internal-Use Software and Website Development Costs

For its website development costs and the development costs related to other internal-use software, the Company capitalizes costs incurred during the application development stage, and reflects such amounts within the property and equipment, net line item on the consolidated balance sheets. Costs related to preliminary project activities, minor enhancement and maintenance and post implementation activities are expensed as incurred. Internal-use software is generally amortized on a straight-line basis over three years beginning on the date the software is placed into service. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

For the three and six months ended June 30, 2011, the Company capitalized $0.4 million and $0.6 million of software development costs, respectively. No amount was capitalized for either the three or six months ended June 30, 2010. Amortization of internal-use software was $23,000 for both the three and six months ended June 30, 2011. There was no amortization of internal-use software for either the three or six months ended June 30, 2010.

Comprehensive Income

Comprehensive income consists of net income and charges or credits to stockholders’ equity primarily related to changes in unrealized gains or losses on marketable securities, net of taxes. For the periods presented, the Company’s comprehensive net income approximates its net income, therefore no separate components of comprehensive income are provided.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 amends and clarifies the acquisition date to be used for reporting pro forma financial disclosures when comparative financial statements are presented. In addition, it requires a description of the nature of and amount of any material, non-recurring pro forma adjustments directly attributable to the business combination. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this amendment effective January 1, 2011. There was no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2010. The Company adopted this amendment effective January 1, 2011. There was no impact on the Company’s consolidated financial position, results of operations, or cash flows.

2. Acquisition of Business

On June 1, 2011, RPX acquired substantially all of the assets of a patent research and intellectual property news provider for $3.0 million in cash. The acquisition expands RPX’s market intelligence and data analysis capabilities. The acquisition has been accounted for as a business combination. Identifiable intangible assets acquired were recorded at fair value as of the acquisition date. No cash or tangible assets were acquired and no liabilities assumed. Acquisition-related costs of $43,000 were expensed during the three months ended June 30, 2011.

Under business combination accounting, the total purchase price was allocated to the acquired company’s identifiable intangible assets based on their estimated fair values as of June 1, 2011 with remainder recorded as goodwill. Approximately $1.7 million of goodwill and $1.3 million of identifiable intangible assets were allocated in connection with the acquisition. The goodwill primarily relates to cost benefits and operational synergies realized by applying the research capabilities inherent in the acquired company’s business to other data and research systems at RPX. The acquired goodwill of $1.7 million is deductible for U.S. federal income tax purposes.

RPX included the effect of the transaction in its results of operations prospectively from the date of the acquisition. Pro forma financial information for the acquisition has not been presented, as the effects were not material to RPX’s historical consolidated financial statements.

3. Net Income Attributable to Common Stockholders

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

Under the two-class method, basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period non-cumulative dividends attributable to shares of Series A, Series A-1, Series B and Series C redeemable convertible preferred stock, among common stockholders, restricted stockholders and Series A, Series A-1, Series B and Series C redeemable convertible preferred stockholders. Diluted net income per share attributable to common stockholders is computed by using the weighted average number of shares of common stock outstanding, including potential dilutive shares of common stock, assuming the dilutive effect of outstanding stock options and unvested restricted stock units using the treasury stock method.

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$7,666	$3,321	$14,361	$6,441
Less: Allocation of net income to participating shares	2,952	3,008	8,754	5,879

Numerator for basic calculation	4,714	313	5,607	562
Undistributed earnings re-allocated to common stockholders	210	72	484	108

Numerator for diluted calculation	$4,924	$385	$6,091	$670
Denominator:
Denominator for basic calculation, weighted average number of shares of common stock outstanding	28,941	5,495	18,141	5,153
Dilutive effect of options using treasury-stock method	4,190	1,536	3,046	1,187

Denominator for diluted calculation	33,131	7,031	21,187	6,340
Net income per share:
Basic net income per share of common stock	$0.16	$0.06	$0.31	$0.11

Diluted net income per share of common stock	$0.15	$0.05	$0.29	$0.11

For the three and six months ended June 30, 2011 and 2010, the following securities were not included in the calculation of diluted shares outstanding, as the effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average number of shares of redeemable convertible preferred stock	11,241	25,741	18,694	25,741
Weighted average number of shares of common stock subject to repurchase	3,505	5,865	3,741	6,165

4. Fair Value Measurements

The Company’s financial assets are valued using market prices on both active markets (“Level 1”) and less active markets (“Level 2”). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments. As of June 30, 2011 and December 31, 2010, the Company did not have any financial assets without observable market values that would require a high level of judgment to determine fair value (“Level 3”).

The following tables present the financial assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Total Balance	Level 1	Level 2
Assets:
Money market funds (1)	$156,743	$156,743	$—
U.S. Government and Agency securities	39,304	—	39,304

	$196,047	$156,743	$39,304

	December 31, 2010
	Total Balance	Level 1	Level 2
Assets:
Money market funds (1)	$36,560	$36,560	$—

(1)	These assets are included within cash and cash equivalents.

5. Short-Term Investments

The following table summarizes the Company’s investment portfolio as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
		Unrealized
	Amortized Cost	Gross Gains	Gross Losses	Net Gain (Loss)	Fair Value
Money market funds (1)	$156,743	$—	$—	$—	$156,743
U.S. Government and Agency securities	39,324	2	(22)	(20)	39,304

	$196,067	$2	$(22)	$(20)	$196,047

	December 31, 2010
		Unrealized
	Amortized Cost	Gross Gains	Gross Losses	Net Gain (Loss)	Fair Value
Money market funds (1)	$36,560	$—	$—	$—	$36,560

(1)	These assets are included within cash and cash equivalents.

The maturity of the Company’s entire investment portfolio was less than one year as of June 30, 2011 and December 31, 2010 with the exception of $10.0 million in par value which had a stated maturity of thirteen months as of June 30, 2011. As of June 30, 2011, no individual securities have been in a continuous unrealized loss for greater than 12 months. The Company did not have any realized gains (losses) on marketable securities during any of the periods presented.

6. Patent Assets, Net

Changes in the carrying value of patent assets during the periods ended were as follows (in thousands):

	June 30, 2011	December 31, 2010
Balance, beginning of period	$126,508	$82,759
Acquisition costs of patent assets	41,151	88,639
Amortization expense	(27,815)	(42,887)
Other adjustments	—	(2,003)

Balance, end of period	$139,844	$126,508

The Company’s acquired patent assets are comprised of intellectual property rights that relate to information technologies used by companies in a variety of industries, including software, e-commerce, semiconductors, financial services, mobile communications, consumer electronics and networking.

The Company amortizes each acquired portfolio of patent assets on a straight-line basis over its estimated economic useful life. As of June 30, 2011 and December 31, 2010, the estimated economic useful lives of the Company’s patent assets generally ranged from 24 to 60 months, and the weighted average estimated economic useful life was 49 months for both periods.

The following table summarizes the estimated future amortization expense of patent assets as of June 30, 2011 (in thousands):

Year Ending December 31,
2011 (remainder)	$30,926
2012	49,298
2013	35,484
2014	16,071
2015	6,999
Thereafter	1,066

Total estimated future amortization expense	$139,844

Amortization expense was approximately $14.3 million and $27.8 million for the three and six months ending June 30, 2011, respectively. Amortization expense was approximately $7.5 million and $10.0 million for the three and six months ending June 30, 2010, respectively.

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

Barter Transactions

The Company accounts for non-monetary exchanges in accordance with ASC 845, Non-monetary Transactions (“ASC 845”), which requires non-monetary exchanges to be based on the fair value of the assets or services involved. There were no barter transactions during the three months ended June 30, 2011. During the six months ended June 30, 2011, the total fair value of intangible assets exchanged for subscription services was approximately $120,000. No gain or loss was recorded as a result of this exchange. There were no barter transactions during the three or six months ended June 30, 2010.

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Computer, equipment and software	$1,079	$399
Furniture and fixtures	268	220
Leasehold improvements	79	56
Work-in-progress	41	53

	1,467	728
Less: Accumulated depreciation and amortization	(244)	(105)

Total property and equipment, net	$1,223	$623

Depreciation expense was approximately $84,000 and $139,000 for the three and six months ending June 30, 2011, respectively. Depreciation expense was approximately $10,000 and $16,000 for the three and six months ending June 30, 2010, respectively.

8. Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 were as follows (in thousands):

Balance as of December 31, 2010	$—
Goodwill additions	1,675

Balance as of June 30, 2011	$1,675

Intangible Assets, Net

Intangible assets, net at June 30, 2011 and December 31, 2010 consisted of (in thousands):

		June 30, 2011			December 31, 2010
	Weighted Average Lives	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	35 months	$510	$(12)	$498	$—	$—	$—
Customer relationship	36 months	250	(7)	243	—	—	—
Non-compete	24 months	60	(2)	58	—	—	—
Trademarks	36 months	720	(20)	700	—	—	—
Other intangible assets	48 months	1,450	(1,048)	402	1,450	(867)	583

		$2,990	$(1,089)	$1,901	$1,450	$(867)	$583

The estimated future amortization expenses for intangible assets are summarized below (in thousands):

Year Ending December 31,
2011 (remainder)	$445
2012	748
2013	509
2014	199
2015 and Thereafter	—

Total estimated future amortization expense	$1,901

Amortization expense for the three and six months ended June 30, 2011 and was $132,000 and $223,000, respectively. Amortization expense for the three and six months ended June 30, 2010 and was $91,000 and $181,000, respectively.

9. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Accrued payroll-related expenses	$3,993	$4,379
Other current liabilities	1,564	6,216

Total accrued and other current liabilities	$5,557	$10,595

10. Notes Payable and Other Obligations

Notes payable and other obligations consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Notes payable	$—	$7,579
Other obligations	7,616	16,004

	7,616	23,583
Less: current portion	(6,517)	(18,527)

Total notes payable and other obligations, non-current	$1,099	$5,056

Notes Payable

On January 27, 2010, the Company entered into a loan agreement with a client in order to partially finance the acquisition of certain patent assets from a third party. Under the terms of the agreement, the Company issued a promissory note payable in the amount of $2.0 million. The note bore interest of 0.57% per annum. The interest and principal were payable in their entirety on the maturity date of April 1, 2011. The principal balance was recorded at fair value. The outstanding principal balance at December 31, 2010 was $2.0 million. The Company repaid the note in April 2011.

On October 7, 2008, the Company entered into a patent rights purchase and assignment agreement to purchase patent assets for a total of $15.0 million. Under the terms of the agreement, the Company paid $1.5 million in cash and issued a promissory note in the amount of $13.5 million bearing interest of 10% per annum and payable in quarterly installments over a three-year period ending October 7, 2011. The principal balance was recorded at fair value. The remaining principal due was $3.4 million at December 31, 2010. The Company repaid the note in full in June 2011.

On September 11, 2008, the Company entered into a patent rights purchase and assignment agreement to purchase patent assets for a total of $17.0 million. Under the terms of the agreement, the Company issued a promissory note in the amount of $17.0 million of which 10%, or $1.7 million, was paid upfront. The note bore interest of 10% per annum. The principal and interest were payable in quarterly installments over a three-year period ending September 11, 2011. The principal balance was recorded at fair value. The remaining principal due was $2.1 million at December 31, 2010. The Company repaid the note in full in June 2011.

Other Obligations

On July 6, 2009, the Company entered into an agreement to purchase certain patent assets for a total of $4.4 million. Under the terms of the agreement, the Company paid $1.1 million upfront, with a remaining non-interest bearing contract obligation of $3.3 million due in three equal installments in July of each of 2010, 2011 and 2012. The contract obligation was recorded at fair value utilizing the imputed interest rate method. Interest was imputed using a rate of 10.2% per annum, which represented the Company’s estimated market borrowing rate as of the initial transaction date. As of both June 30, 2011 and December 31, 2010, the remaining unpaid principal balance associated with the obligation was $2.2 million.

On February 18, 2009, the Company entered into an agreement to acquire certain patent assets for a total of $12.0 million. Under the terms of the agreement, the Company paid $4.0 million upfront, with a remaining non-interest bearing contract obligation of $8.0 million due in two equal installments in February 2010 and 2011. The contract obligation was recorded at fair value utilizing the imputed interest rate method. Interest was imputed using a rate of 13.0% per annum, which represented the Company’s estimated market borrowing rate as of the initial transaction date. As of December 31, 2010, the remaining unpaid principal balance associated with the obligation was $4.0 million. The remaining principal balance of $4.0 million was paid in full in February 2011.

On January 26, 2009, the Company entered into an agreement to acquire certain patent assets for a total of $12.0 million. Under the terms of the agreement, the Company paid $3.0 million upfront, with a remaining non-interest bearing contract obligation of $9.0 million due in three equal installments in January 2010, 2011 and 2012. The contract obligation was recorded at fair value utilizing the imputed interest rate method. Interest was imputed using a rate of 13.9% per annum, which represented the Company’s estimated market borrowing rate as of the date of the transaction. As of June 30, 2011 and December 31, 2010, the remaining unpaid principal balance associated with the obligation was $3.0 million and $6.0 million, respectively.

On December 16, 2008, the Company entered into agreements to acquire certain patent assets for a total of $2.2 million. Under the terms of the agreements, the Company paid $550,000 upfront, with a remaining non-interest bearing contract obligation of $1.7 million due in three equal installments in December 2009, 2010 and 2011. The contract obligation was recorded at fair value utilizing the imputed interest rate method. Interest was imputed using a rate of 10.0% per annum, which represented the Company’s estimated market borrowing rate as of the initial transaction date. The remaining unpaid principal balance associated with the obligation was $550,000 at both June 30, 2011 and December 31, 2010.

11. Lines of Credit

On August 5, 2010, the Company entered into a standby letter of credit agreement with a banking institution. The credit facility provides for a $220,000 line of credit in conjunction with the Company’s corporate real estate lease. The credit facility, which expires on June 14, 2013, is secured by a priority interest in the Company’s savings account at the banking institution in the amount of $220,000. This amount has been classified as non-current restricted cash in the consolidated balance sheets.

On September 23, 2008, the Company entered into a line of credit agreement with a banking institution. The credit facility provides for a $500,000 line of credit. The credit is secured by a priority interest in the Company’s savings account at the banking institution in the amount of $500,000, which has been classified as current restricted cash in the consolidated balance sheets. Under the credit facility, a sub-facility of $300,000 is available for a company-sponsored travel and expense credit card program, and a sub-facility of $200,000 is available under a revolving line of credit. Amounts borrowed under the $300,000 sub-facility, which terminates on April 5, 2012, will be charged a fixed rate of interest of 5% per year. Amounts borrowed under the $200,000 revolving line of credit, which terminates on April 15, 2012, will be charged a variable rate of interest equal to the greater of the banking institution’s prime rate or 5%. The banking institution’s prime rate at both June 30, 2011 and December 31, 2010 was 3.25%. As of June 30, 2011 and December 31, 2010, balances under the corporate credit card were $169,000 and $108,000, respectively, and such amounts were recorded in accounts payable. There were no outstanding balances under the revolving line of credit at June 30, 2011 or December 31, 2010.

12. Commitments and Contingencies

Operating Lease Commitments

The Company leases approximately 30,000 square feet of office space in California under two separate, non-cancelable agreements, which commenced in August 2010 and December 2009. Both leases expire in April 2013. The Company also entered into a non-cancelable lease for approximately 1,400 square feet of office space in Japan, which commenced in November 2010 and expires in August 2013. Rent expense related to the non-cancelable operating leases was $357,000 and $714,000 for the three and six months ending June 30, 2011, respectively. Rent expense related to the non-cancelable operating leases was $98,000 and $196,000 for the three and six months ending June 30, 2010, respectively.

The aggregate future non-cancelable minimum lease payments for the Company’s operating leases as of June 30, 2011 were as follows (in thousands):

Year Ending December 31,
2011 (remainder)	$737
2012	1,564
2013	622
2014 and Thereafter	—

Total future non-cancelable minimum lease payments	$2,923

Litigation

From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation. A liability is recorded when and if it is determined that such a liability for litigation is both probable and reasonably estimable. As of June 30, 2011, the Company was not a party to any litigation and no liabilities for litigation have been accrued.

Other Commitments and Contingencies

On September 10, 2010, the Company entered into certain agreements with a special-purpose entity formed for the sole purpose of acquiring specific patent assets that had been made available for sale by a third party. If the entity was successful in acquiring the patent assets, the Company had agreed to make a $5.0 million investment in the equity securities of the entity and serve as the exclusive licensing agent for the entity. As of June 30, 2011, the third party had completed the sale of the assets and the special-purpose entity was not the buyer. Therefore, no investment in such entity has been made and the Company has no further obligations under these agreements.

On December 12, 2008, in connection with the acquisition of certain patent assets from an unaffiliated third party in an arm’s-length transaction, the Company agreed to make a one-time payment of $5.0 million in the event that the Company earns $170.0 million of annual subscription revenues in any calendar year. No provision has been made for this contingency as of June 30, 2011.

13. Common Stock

In May 2011, the Company completed its IPO in which the Company sold and issued 9,065,000 shares of common stock, including 634,565 shares issued pursuant to an over-allotment option granted to the underwriters. The shares were sold by the underwriter at a price of $19.00 per share and the Company received proceeds of $160.2 million after deduction of underwriting discounts and commissions. The Company incurred offering costs of $2.9 million. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 26,229,722 shares of common stock. As of June 30, 2011, the Company had the following common stock outstanding (in thousands):

Common stock outstanding at December 31, 2010	10,944
Common stock issued in IPO	9,065
Conversion of mandatorily redeemable convertible preferred stock to common stock	26,230
Issuance of common stock	883

Common stock outstanding at June 30, 2011	47,122

In connection with the IPO, the Company increased the number of shares of common stock authorized for issuance from 60,000,000 shares to 200,000,000 shares.

14. Equity Award Plans

On February 23, 2011, the Board of Directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”), which became effective in May 3, 2011, the date of the Company’s IPO. The 2011 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares of the Company’s common stock, and stock units to employees, directors and consultants. The Board of Directors reserved 1,500,000 shares of common stock for future issuance under the 2011 Plan.

On August 11, 2008, the Board of Directors adopted the 2008 Stock Option Plan (the “2008 Plan”), which provides for the issuance of incentive stock options, non-qualified stock options, as well as the direct award or sale of shares of common stock to employees, directors and consultants for up to 9,019,474 shares of common stock, as amended. No further awards will be made under the 2008 Plan; however, all awards outstanding under the 2008 Plan will continue to be governed by the existing terms.

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

As of June 30, 2011 there were 1,469,234 shares available for grant under the 2011 Plan.

Stock Options

The total stock options outstanding are summarized as follows:

	Number of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2010	6,455,646	$2.83
Granted	2,156,149	12.96
Exercised	(767,425)	0.68
Forfeited	(88,542)	1.02

Outstanding at June 30, 2011	7,755,828	8.92

Restricted Stock Units

The summary of the restricted stock unit activity is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2010	—	$—
Granted	84,467	27.96
Vested	—	—
Forfeited	—	—

Unvested at June 30, 2011	84,467	27.96

Stock-Based Compensation Related to Employees and Non-Employee Directors

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. Option valuation models, including the Black-Scholes option pricing model, require the input of various assumptions, including stock price volatility. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. The weighted average assumptions and resulting fair values were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Risk-free interest rate	2.38%	2.57%	2.58%	2.69%
Expected volatility	58%	60%	58%	60%
Expected dividend yield	—	—	—	—
Expected term (years)	5.9	6.0	6.5	6.0
Weighted average estimated fair value	$11.26	$1.43	$7.41	$1.32

For Restricted Stock Units (RSUs), stock-based compensation expense was calculated based on the Company’s stock price on the date of grant, multiplied by the number of units granted. The grant date fair value of RSUs, less estimated forfeitures, is recognized on a straight-line basis over the requisite service period.

Stock-based compensation expense related to employees was $1.3 million and $2.1 million, for the three and six months ended June 30, 2011, respectively. Stock compensation expense related to employees was $146,000 and $283,000, for the three and six months ended June 30, 2010, respectively. Stock-based compensation of $17,000 and $29,000 was capitalized during the three and six months ended June 30, 2011, respectively, as part of the cost of internal-use software. No stock-based compensation expense was capitalized during the three or six months ended June 30, 2010.

Stock-based compensation expense is recognized ratably over the requisite service period. At June 30, 2011, there was $18.6 million of unrecognized compensation cost related to options which is expected to be recognized over a weighted average period of 3.9 years. At June 30, 2011, there was $1.8 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 3.8 years. Future option grants will increase the amount of stock-based compensation expense to be recorded.

Stock-Based Compensation Related to Non-Employees

The Company periodically grants options to non-employees in exchange for goods and services. During the six months ended June 30, 2011, the Company issued 10,000 shares of common stock and options to purchase 35,000 shares of common stock to non-employees in exchange for services. No awards were granted to non-employees in exchange for goods and services during the six months ended June 30, 2010.

Stock-based compensation expense related to non-employees was $0.6 million and $0.8 million for the three and six months ended June 30, 2011, respectively. Stock-based compensation expense related to non-employees was $46,000 and $66,000 for the three and six months ended June 30, 2010, respectively. The Company accounts for these stock options using the variable accounting model and re-measures them each accounting period.

15. Income Taxes

The Company uses an estimated annual effective tax rate based upon a projection of its annual fiscal year results to measure the income tax benefit or expense recognized in each interim period. Our effective tax rate for the six months ended June 30, 2011 was 42.8% compared to 41.9% for the six months ended June 30, 2010. The higher effective tax rate for the six months ended June 30, 2011 was primarily due to an increase in stock-based compensation. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to the effect of certain permanent differences and state income taxes.

Tax years 2009 and 2008 are currently under examination by the United States Internal Revenue Service and the State of California Franchise Tax Board. The Company does not expect a material impact on its consolidated financial statements as a result of these examinations.

16. Related Party Transactions

Two of the Company’s directors also serve on the boards of directors of RPX clients. For the three and six months ended June 30, 2011, the Company recognized subscription fee revenue of $0.7 million and $1.3 million, respectively, related to these clients. For the three and six months ended June 30, 2010, the Company recognized subscription fee revenue of $0.7 million and $1.3 million, respectively, related to these clients. As of June 30, 2011 and December 31, 2010, there were no receivables due from either of these clients.

In April 2011, the Company sold an aggregate of 105,708 shares of its common stock at a price of $14.19 per share to two members of its Board of Directors.

17. Segments

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

Revenue information by location is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Americas	$24,800	$12,015	$45,773	$21,370
Europe	2,435	2,350	4,781	5,353
Asia	11,615	7,470	22,686	13,324

Total	$38,850	$21,835	$73,240	$40,047

Revenue from the United States represented 64% and 62%; and from Japan represented 15% and 16% of the total revenue for the three and six months ended June 30, 2011, respectively. Revenue from the United States represented 55% and 53%; and from Japan represented 18% and 18% of the total revenue for the three and six months ended June 30, 2010, respectively. No other country represented 10% or more of revenue for the above periods.

Long-lived assets information by location is presented below (in thousands):

	June 30, 2011	December 31, 2010
United States	$144,580	$127,640
Japan	63	74

Total	$144,643	$127,714

18. Subsequent Events

In July 2011, the Company entered into a non-cancelable operating lease agreement to sublease office space located in San Francisco, California, which consists of approximately 32,000 square feet. The future minimum lease payments under the sublease totaled approximately $1.4 million. The lease expires in April 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission (“SEC”) on May 4, 2011.

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing and our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on May 4, 2011. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

RPX helps companies reduce patent-related risk and expense. We provide a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. As of June 30, 2011, we had a client network of 96 members.

The core of our solution is defensive patent aggregation, in which we acquire patents or licenses to patents, which we refer to collectively as “patent assets,” that are being or may be asserted against our current and prospective clients. We then license these patent assets to our clients to protect them from potential patent infringement assertions. We also provide our clients access to our proprietary patent market intelligence and data. As of June 30, 2011, we had deployed over $300 million to acquire patent assets.

Our business model aligns our interests with those of our clients. We have not asserted and will not assert our patents, which enables us to develop strong and trusted relationships with our clients. Our clients include companies that design, make or sell technology-based products and services as well as companies that use technology in their businesses.

For the three and six months ended June 30, 2011, revenue grew to $38.9 million and $73.2 million, respectively, as we added 15 and 24 net new clients, respectively, bringing our total client network to 96 companies. We ended the quarter with deferred revenue of $87.6 million.

We believe that the amount that we spend to acquire patent assets is a key driver of the value that we create for our clients. We measure acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital. During the three and six months ended June 30, 2011 we completed 8 and 15 acquisitions of patent assets, respectively, and our gross acquisition spend totaled $21.7 million and $41.2 million, respectively. None of these were syndicated acquisitions and thus our net acquisition spend was the same as our gross acquisition spend. Over the four quarters ending June 30, 2011, our gross acquisition spend totaled $84.3 million and our net acquisition spend totaled $70.5 million.

On May 3, 2011, our registration statement on Form S-1 relating to the IPO of our common stock was declared effective by the SEC. The IPO closed in May 2011, at which time we sold 9,065,000 shares of our common stock and received cash proceeds of $160.2 million, net of underwriting discounts and commissions.

Key Components of Results of Operations

Revenue

Historically, substantially all of our revenue has consisted of annual subscription fees. We expect that subscription fee revenue will increase with the growth of our client network. Subscription revenue will be positively or negatively impacted by the financial performance of our clients since their subscription fees are typically reset yearly based upon their most recently reported annual financial results. We have also received revenue from the sale of licenses and fee income in connection with structured acquisitions. We have and in the future may receive other revenue and fee income from newly-introduced products and services.

Cost of Revenue

Cost of revenue primarily consists of amortization expenses related to acquired patent assets. Acquired patent assets are capitalized and amortized ratably over the shorter of their estimated useful lives or the remaining statutory life. Also included in the cost of revenue are the expenses incurred to maintain and prosecute patents and patent applications. We expect our cost of revenue to increase in the future as we add additional patent assets to our existing portfolio to support our existing and future clients.

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

Interest Income and Expense

Interest income represents interest earned on cash balances and short-term investments. Interest expense is incurred on our debt obligations mainly resulting from financed patent asset acquisitions. We expect interest income to fluctuate in the future due to changes in our cash, cash equivalents and investment balances and market interest rates. Interest expense will fluctuate due to changes in our debt obligation balances.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. There have been no material changes to our critical accounting policies and estimates as compared to those described in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on May 4, 2011.

We consider the following to be critical accounting policies and estimates because we believe they are both important to the portrayal of our financial condition and results of operations and they require management judgments about matters that are uncertain. If actual results or events differ materially, our reported financial condition and results of operation for future periods could be materially affected.

•	Revenue Recognition

•	Amortization of Patent Assets

•	Accounting for Stock-Based Awards

•	Accounting for Income Taxes

Results of Operations

The following table sets forth, for the periods indicated, consolidated statements of operations data (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$38,850	$21,835	$73,240	$40,047
Cost of revenue	14,528	10,216	28,193	17,949
Selling, general and administrative expenses	11,286	5,191	19,396	9,459

Operating income	13,036	6,428	25,651	12,639
Interest income	42	67	68	198
Interest expense	(235)	(781)	(634)	(1,752)

Income before provision for income taxes	12,843	5,714	25,085	11,085
Provision for income taxes	5,177	2,393	10,724	4,644

Net income	$7,666	$3,321	$14,361	$6,441

The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	100%	100%	100%	100%
Cost of revenue	37%	47%	39%	45%
Selling, general and administrative expenses	29%	24%	26%	23%

Operating income	34%	29%	35%	32%
Interest income	—	—	—	—
Interest expense	(1)%	(4)%	(1)%	(4)%

Income before provision for income taxes	33%	26%	34%	28%
Provision for income taxes	13%	11%	14%	12%

Net income	20%	15%	20%	16%

Revenue. Our revenue for the three months ended June 30, 2011 increased by $17.0 million or 78% to $38.9 million compared to the same period a year ago. Revenue for the six months ended June 30, 2011 increased by $33.2 million or 83% to $73.2 million compared to the same period a year ago. The increases for both the three and six months ended June 30, 2011 were primarily due to the growth in our client network and the resulting recognition of revenue from clients that joined both during the period and prior to the start of the period. Revenue included $3.3 million from the sale of a perpetual license in the three and six months ended June 30, 2011 as compared to $0.5 million in the same periods in 2010.

We expect our revenue growth to continue if we are successful in our efforts to add new clients and retain existing clients. However, while we expect to continue to experience revenue growth, we do not believe that our rate of growth since inception is representative of anticipated future revenue growth.

Cost of Revenue. Our cost of revenue for the three months ended June 30, 2011 increased by $4.3 million or 42% to $14.5 million compared to the same period a year ago. Cost of revenue for the six months ended June 30, 2011 increased by $10.2 million or 57% to $28.2 million compared to the same period a year ago. The increases for both the three and six months ended June 30, 2011 were primarily the result of additional amortization expense recorded from patent assets acquired in 2010 and during the three and six months ended June 30, 2011. The expenses incurred to maintain patents and prosecute patent applications included in our portfolio were approximately $0.2 million for both the three months ended June 30, 2011 and 2010. The expenses incurred to maintain patents and prosecute patent applications included in our portfolio were approximately $0.3 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended June 30, 2011 increased by $6.1, million or 117%, to $11.3 million compared to the same period a year ago. The increase was primarily due to a $4.4 million increase in personnel-related costs attributable to increased headcount and increased stock-based compensation expense when compared to the prior year. We had 81 employees at June 30, 2011 compared to 43 employees at June 30, 2010. Our legal and professional fees for the three months ended June 30, 2011 increased by $1.0 million due primarily to $0.7 million of increased legal costs and $0.3 million in increased accounting fees compared to the same period a year ago. Our facility-related costs, depreciation and other corporate expenses for the three months ended June 30, 2011 increased by $0.6 million to support the growth of our business, including leasing of additional office space compared to the same period a year ago.

Our selling, general and administrative expenses for the six months ended June 30, 2011 increased by $9.9 million or 105% to $19.4 million compared to the same period a year ago. The increase from the prior year was primarily due to a $6.9 million increase associated with personnel related costs and increased stock-based compensation expense as noted above. Our legal fees increased by $0.7 million and professional fees increased by $0.8 million for the six months ended June 30, 2011. Our patent asset related acquisition costs for the six months ended June 30, 2011 increased by $0.7 million compared to the same period a year ago. Our facility-related costs, depreciation and other corporate expenses for the six months ended June 30, 2011 also increased by $1.1 million to support the growth of our business, including leasing of additional office space and costs associated with being a public company compared to the same period a year ago.

In August 2010, we launched our Client Relations team, which is focused on building deep relationships throughout our clients’ organizations, both to ensure that our clients’ current needs are being met and to serve as the vehicle for marketing additional, value-added patent risk management solutions. In September 2010, we opened our Tokyo office to facilitate our development and management of client relationships with companies located in Asia. Also in 2010, we established our Corporate Development team, which is responsible for developing new products and services. We expect that our selling, general and administrative expenses will increase in future periods as we continue to invest in the growth of our business and incur costs associated with being a public company. We anticipate that such expenses will increase more rapidly than the growth of our revenue in 2011.

Interest Income and Expense. Interest income for the three months ended June 30, 2011 decreased by $25,000, or 37%, to $42,000 compared to the same period a year ago. Interest income for the six months ended June 30, 2011 decreased by $0.1 million, or 66%, to $68,000 compared to the same period a year ago. The decreases for both the three and six months ended June 30, 2011 were primarily due to a reduction in interest bearing notes receivable.

Interest expense for the three months ended June 30, 2011 decreased by $0.6 million or 70%, to $0.2 million compared to the same period a year ago. Interest expense, for the six months ended June 30, 2011 decreased by $1.1 million, or 64%, to $0.6 million compared to the same period a year ago. The decreases for both the three and six months ended June 30, 2011 were primarily due to a reduction in outstanding debt balances.

Provision for Income Taxes. Our provision for income taxes for the three months ended June 30, 2011 increased by $2.8 million or 116%, to $5.2 million compared to the same period a year ago. The provision for income taxes for the six months ended June 30, 2011 increased by $6.1 million or 131%, to $10.7 million compared to the same period a year ago. The overall increases in income tax expenses for both the three and six months ended June 30, 2011 were due to our higher income before taxes.

Our effective tax rate for the six months ended June 30, 2011 was 42.8% compared to 41.9% for the six months ended June 30, 2010. The higher effective tax rate for the six months ended June 30, 2011 was primarily due to an increase in stock-based compensation. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to the effect of certain permanent differences and state income taxes.

Liquidity and Capital Resources

In May 2011, we completed our IPO in which we issued 9,065,000 common shares and received cash proceeds of $160.2 million, net of underwriting discounts and commissions. We incurred offering costs of $2.9 million. Prior to the IPO, substantially all of our operations and patent asset acquisitions had been financed through the private sale of equity securities, subscription fees collected from our clients and patent-seller financing.

As of June 30, 2011, we had $159.4 million of cash and cash equivalents and $39.3 million in short-term investments. Through June 30, 2011, we had raised $64.4 million in a series of equity financings from venture capital firms and other investors. We raised $25.3 million in connection with our sale of Series A and Series A-1 redeemable convertible preferred stock in August 2008 through December 2008, $35.3 million in connection with our sale of Series B redeemable convertible preferred stock in July 2009 and $3.8 million in connection with our sale of Series C redeemable convertible preferred stock in November 2010. All of the proceeds from our sale of Series C redeemable convertible preferred stock were used to repurchase shares owned by certain of our employees.

We believe our existing cash, cash equivalents, short-term investments and contractual payments due to us from existing clients will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future capital needs will depend on many factors, including, among other things, our acquisition of patent assets, addition and renewal of clients, development of new solutions and performance of general and administrative activities. We anticipate an increased level of patent acquisition spending for the remainder of 2011 as our business grows. Additionally, we may enter into potential investments in, or acquisitions of, complementary businesses which could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$55,087	$74,669
Net cash used in investing activities	(86,002)	(43,158)
Net cash provided by (used in) financing activities	143,652	(20,367)
Net increase in cash and cash equivalents	112,737	11,144

Cash Flows from Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation, amortization, stock-based compensation and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2011 was $55.1 million, consisting of net income of $14.4 million, adjustments for non-cash items of $31.6 million and changes in working capital and non-current assets and liabilities totaling $9.2 million. The change in working capital resulted primarily from a decrease in accounts receivable of $6.4 million and an increase in deferred revenue of $5.0 million. The increase in deferred revenue for the six months ended June 30, 2011 is primarily attributable to $78.2 million of subscription billings for the period offset by $73.2 million of revenue recognized during the period. The increase in deferred revenue is due to annual subscription billings and the growth in our membership to 96 clients as of June 30, 2011 from 72 clients as of December 31, 2010. The amount of deferred revenue in any given period varies with the addition of new clients, the mix of payment terms that we offer and the timing of invoicing existing clients.

Cash provided by operating activities for the six months ended June 30, 2010 was $74.7 million and consisted of net income of $6.4 million, adjustments for non-cash items of $19.0 million and $49.2 million provided by changes in working capital and non-current assets and liabilities. The change in working capital resulted primarily from a decrease in accounts receivable of $3.5 million and an increase in deferred revenue of $42.7 million. The increase in deferred revenue during the six months ended June 30, 2010 is attributable to $82.7 million of subscription billings for the period offset by $40.0 million of revenue recognized during the period. The increase in deferred revenue is due to the growth in our membership from 23 clients as of December 31, 2009 to 51 clients as of June 30, 2010.

Cash Flows from Investing Activities

Cash used in investing activities primarily consists of acquisitions of patent assets and purchases of short-term marketable securities classified as available-for-sale. Net cash used in investing activities for the six months ended June 30, 2011 was $86.0 million, of which $43.2 million represented our acquisitions of patent assets and $39.1 million represented our net purchases of short-term marketable securities. On June 1, 2011, we acquired substantially all of the assets of a patent research and intellectual property news provider for $3.0 million.

We expect our cash used in investing activities to increase in the future as we acquire additional patents. Cash used by investing activities for the six months ended June 30, 2010 was $43.2 million and primarily consisted of our acquisitions of patent assets of $43.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 was $143.7 million. Net cash provided by financing activities during the six months ended June 30, 2011 was due primarily to proceeds from our IPO, net of issuance costs of approximately $157.8 million, offset by the repayment of $16.4 million of debt and other obligations. Net cash used in the financing activities for the six months ended June 30, 2010 was $20.4 million, the majority of which represented the repayment of debt obligations.

Contractual Obligations and Commitments

There were no substantial changes to our contractual obligations or commitments during the six months ended June 30, 2011. Please refer to “Part 1, Item 1. “Financial Statements” and “Notes to Consolidated Financial Statements, Note 12 – Commitments and Contingencies.”

Off Balance Sheet Arrangements

There were no substantial changes to our guarantee and indemnification obligations or other off balance sheet arrangements during the six months ended June 30, 2011.

Recent Accounting Pronouncements

Please refer to “Part I, Item 1. “Financial Statements” and “Notes to Consolidated Financial Statements, Note 1 – Recent Accounting Pronouncements.”

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

Foreign Currency Exchange Risk

Our subscription agreements are denominated in U.S. dollars, and therefore, our revenue is not currently subject to significant foreign currency risk. Our expenses are incurred primarily in the United States, with a small portion of expenses incurred and denominated in the currencies where our other international offices are located. Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Japanese Yen relative to the U.S. dollar. To date, we have not entered into any foreign currency hedging contracts.

Interest Rate Sensitivity

We had cash, cash equivalents and restricted cash of $160.1 million at June 30, 2011. Cash equivalents are primarily invested in bank deposits and money market funds denominated primarily in U.S. dollars. Interest rate fluctuations affect the returns in our invested funds. The Company’s cash balances deposited in U.S. banks are non-interest bearing and insured up to the Federal Deposit Insurance Corporation limits. Cash and cash equivalents are held for working capital purposes and restricted cash amounts are held as security against credit card deposits and various lease obligations.

At June 30, 2011, we also had $39.3 million held in short-term investments, primarily invested in U.S. Government and Agency securities with maturities between 90 days and 13 months. As of June 30, 2011, our investments have been classified as available-for-sale and, consequently, are recorded at fair value in the consolidated balance sheet with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. As of June 30, 2011, we have not recorded an impairment related to our investments in the consolidated statement of operations.

If overall interest rates had changed by 10% during the three or six months ended June 30, 2011, the fair value of our investments would not have been materially affected.

Effect of Inflation

We believe that inflation has not had a material impact on our consolidated results of operations for the three and six months ended June 30, 2011. There can be no assurance that future inflation will not have an adverse impact on our consolidated results of operations or financial condition.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments that approximate their fair values due to their short period of time to maturity. We do not use derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 12 to our consolidated financial statements.

Item 1A. Risk Factors

Risks Related to Our Business

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below before making a decision to buy our common stock. If any of the following risks actually occur, our business, financial condition, results of operations or growth prospects could be harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock. The risks described below are not the only risk facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. When making your investment decision, you should also refer to the other information set forth in this Form 10-Q, including our consolidated financial statements and the related notes, and our prospectus filed with the SEC on May 4, 2011.

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

We have derived substantially all of our revenue from the sale of memberships to our patent risk management solution and we expect this will continue for the foreseeable future. As a result, widespread acceptance of this solution is critical to our future success. The market for patent risk management solutions is new and it is uncertain whether these solutions will achieve and sustain high levels of demand and market acceptance. Our success will depend, to a substantial extent, on the willingness of companies of all sizes to purchase and renew memberships as a way to reduce their patent litigation costs. If companies do not perceive the cost-savings benefits of patent risk management solutions, then wide market adoption of our solution will not develop, or it may develop more slowly than we expect. Either scenario would adversely affect our operating results in a significant way. Factors that may negatively affect wide market acceptance of our solution, as well as our ability to obtain new clients and renew existing clients, include:

•	uncertainty about our ability to significantly reduce patent litigation costs for a particular company;

•	reduced assertions from non-practicing entities (“NPEs”) or decreased patent licensing fees owed to NPEs;

•	limitations on the ability of NPEs to bring patent claims or limitations on the potential damages recoverable from such claims;

•	reduced cost to our clients of defending patent assertion claims;

•	lack of perceived relevance and value in our existing patent asset portfolio by existing or potential clients;

•	concerns by existing or potential clients about our future ability to obtain rights to patent assets that are being or may be asserted against them;

•	reduced incentives to renew memberships if clients have vested in perpetual licenses in all patent assets that they believe are materially relevant to their businesses;

•	lack of sufficient interest by mid-and small-sized companies in our solution;

•	reduced incentive for companies to become clients because we do not assert our patent assets in litigation;

•	concerns that we might change our current business model and assert our patent assets in litigation;

•	budgetary limitations for existing or potential clients; and

•	the belief that adequate coverage for the risks and expenses we attempt to reduce is available from alternative products or services.

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

Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. The weighted average term of our subscription agreements in effect as of June 30, 2011 was 2.8 years. As our overall membership base grows, we expect our renewal rate to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted average term of our subscription agreements may decrease. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

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

In addition to competing for new clients, we also compete to acquire patent assets. Our primary competitors in the market for patent assets include other entities that seek to accumulate patent assets, including NPEs such as Acacia Research, Altitude Capital Partners, Coller IP, Intellectual Ventures, Millennium Partners and Rembrandt IP Management, along with patent-buying consortiums such as Allied Security Trust. Many of our current or potential competitors have longer operating histories, greater name recognition and significantly greater financial resources than we have. In addition, many NPEs that compete with us to acquire patent assets have complicated corporate structures that include a large number of subsidiaries, so it is difficult for us to know who the ultimate parent entity is and how much capital the related entities have available to acquire patent assets. We also face competition for patent assets from operating companies, including operating companies that are current or prospective clients, that seek to acquire patent assets in connection with new or existing product and service offerings.

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

We also plan to incur additional operating expenses as we hire new personnel, including employees for client relations, patent research and analysis, development of reporting systems and general and administrative functions. From January 1 through June 30, 2011, our headcount grew from 66 to 81 employees. Because we intend to hire aggressively for the remainder of 2011, we expect our operating expenses to increase substantially. In addition, as a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. If we are not successful in generating additional revenue that is sufficient to offset these expected operating expense increases, our operating results may be harmed.

If we are unable to successfully expand our membership base to include mid-and small-size companies, we may not be able to maintain our growth and our business and results of operations may be harmed.

Many of our current clients are very large companies. The number of companies of that size is limited, so in order for us to continue our growth, we need to expand our membership base to include mid-and small-size companies. There is no guarantee that we will be successful in those efforts. Those companies often have more limited budgets available for solutions of the type we offer compared to larger companies. Those companies may also request solutions that we do not currently offer. They may also have concerns that we will focus our patent acquisition efforts on patent assets that are of more benefit to our larger clients who pay us higher subscription fees. If we are unable to successfully expand our membership base to include more mid- and small-size companies, our growth may slow, and our business may be harmed.

Our revenue is concentrated in a small number of clients, and if we are not able to obtain membership renewals from these clients, our revenue may decrease substantially.

We receive a significant amount of our revenue from a limited number of clients. For example, during the six months ended June 30, 2011, our 10 highest revenue generating clients accounted for approximately 34% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients choose not to renew their memberships, or if our subscription fees from them decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

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

We have in the past and may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our client offerings, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

Future acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

We have incurred significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance efforts.

As a public company, we have incurred and will continue to incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated public company reporting requirements. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules subsequently implemented by the SEC and The Nasdaq Stock Market, impose additional requirements on public companies, including enhanced corporate governance practices. For example, the listing requirements for The Nasdaq Stock Market provide that listed companies satisfy, among other things, certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of business conduct. Our management and other personnel will need to devote a substantial amount of time to satisfy these requirements. Moreover, these rules and regulations have increased our ongoing legal and financial compliance costs and have made some activities more time consuming and costly.

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

There was no public market for our common stock prior to the IPO. The market price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Form 10-Q and others such as:

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

Our three largest stockholders and our directors and executive officers, in the aggregate, own approximately 75% of our outstanding common stock and will be able to exercise substantial control over all matters requiring stockholder approval. This concentration of ownership limits your ability to influence corporate matters.

As of June 30, 2011, affiliates of Index Ventures, affiliates of Charles River Ventures and KPCB Holdings, Inc. each beneficially own approximately 18% of our outstanding common stock, and our directors and executive officers and their affiliates, in the aggregate, beneficially own approximately 75% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership limits your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. In addition, each of Index Ventures, Charles River Ventures and KPCB Holdings, Inc. currently have a representative on our Board of Directors.

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

The trading market for our common stock depends in part on the research and reports that securities analysts publish about us or our business. In the event that one or more of the analysts who covers us downgrades our stock or publishes unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

After the contractual lock-up agreements pertaining to the IPO expire, up to an additional 37,426,856 shares will be eligible for sale in the public market, 35,011,972 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. In addition, some of these shares are limited by restrictions on sales related to our right of repurchase on unvested shares.

Some of our existing stockholders have demand and piggyback rights to require us to register with the SEC up to 34,636,994 shares of our common stock, subject to expiration of the contractual lock-up agreements. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

The 7,755,828 shares that were subject to outstanding options and 84,467 shares of RSUs as of June 30, 2011 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the contractual lock-up agreements and Rules 144 and 701 under the Securities Act.

Additionally, on May 4, 2011 we registered 9,214,922 shares of our common stock that we may issue under our equity plans. Such shares can be freely sold in the public market upon issuance, subject to any vesting or contractual lock-up agreements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

From January 1 to June 30, 2011, we granted awards for an aggregate of 2,250,616 shares of our common stock to our employees, consultants and other service providers. From January 1 to June 30, 2011, we issued and sold an aggregate of 777,425 shares of our common stock to our employees, consultants, and other service providers at prices ranging from $0.25 to $9.85 per share for an aggregate of $623,244 pursuant to exercises of options granted and a stock award. No underwriters were involved in the foregoing sales of securities. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 and Section 4(2) of the Securities Act. All securities described in this paragraph are deemed restricted securities for purposes of the Securities Act. The instruments representing such issued securities included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

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

As a result of the offering, the Company received net proceeds of approximately $160.2 million, net of underwriting discounts and commissions. The Company incurred offering costs of $2.9 million. The net offering proceeds have been invested in short-term investment-grade securities and money market funds.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

(a) The following exhibits are filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of RPX Corporation	S-1		3.2	1/21/11

3.2	Amended and Restated Bylaws of RPX Corporation	S-1/A		3.4	4/18/11

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101+

The following materials from the RPX Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 10, 2011 formatted in Extensible Business Reporting Language (XBRL):

(i)       Consolidated Balance Sheets,

(ii)      Consolidated Statements of Operations,

(iii)     Consolidated Statements of Cash Flows and

(iv)     related notes.

X

+	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPX CORPORATION (Registrant)

DATE: August 10, 2011	By:	/s/ John A. Amster
John A. Amster
Chief Executive Officer and Director

DATE: August 10, 2011	By:	/s/ Adam C. Spiegel
Adam C. Spiegel
Chief Financial Officer and Senior Vice President, Finance

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of RPX Corporation	S-1		3.2	1/21/11

3.2	Amended and Restated Bylaws of RPX Corporation	S-1/A		3.4	4/18/11

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101+

The following materials from the RPX Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 10, 2011 formatted in Extensible Business Reporting Language (XBRL):

(i)       Consolidated Balance Sheets,

(ii)      Consolidated Statements of Operations,

(iii)     Consolidated Statements of Cash Flows and

(iv)     related notes.

X

+	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.