Form 10-Q
period 2011-09-30
RPX Corp
filed 2011-11-10
CIK 1509432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

On, November 1, 2011, 49,034,244 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RPX Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	September 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$121,684	$46,656
Short-term investments	128,324	—
Restricted cash	500	500
Accounts receivable	2,046	12,632
Prepaid expenses and other current assets	9,507	5,987
Deferred tax assets	2,469	2,567

Total current assets	264,530	68,342
Patent assets, net	153,023	126,508
Property and equipment, net	1,399	623
Goodwill and intangible assets, net	3,762	583
Restricted cash	147	220
Other assets	436	746

Total assets	$423,297	$197,022

Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$1,133	$634
Accrued liabilities	6,581	7,281
Deferred revenue, current	82,680	73,235
Notes payable and other obligations, current	6,063	18,527
Other current liabilities	14,248	3,314

Total current liabilities	110,705	102,991
Deferred revenue, less current portion	14,855	9,205
Deferred tax liabilities	6,147	6,146
Notes payable and other obligations, less current portion	—	5,056
Other liabilities	146	124

Total liabilities	131,853	123,522

Commitments and contingencies (Note 12)

Redeemable convertible preferred stock, $0.0001 par value – 10,000 and 26,230 shares authorized: 0 and 26,230 issued and outstanding as of September 30, 2011 and December 31, 2010; aggregate liquidation preference of $0 and $64,361 as of September 30, 2011 and December 31, 2010, respectively.	—	62,793

Stockholders’ equity:
Common stock, $0.0001 par value – 200,000 and 60,000 shares authorized: 49,034 and 11,432 issued and 49,034 and 10,944 outstanding as of September 30, 2011 and December 31, 2010, respectively.	5	1
Additional paid-in capital	258,571	51
Retained earnings	32,868	10,655

Total stockholders’ equity	291,444	10,707

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$423,297	$197,022

See accompanying notes to consolidated financial statements.

RPX Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$38,394	$25,131	$111,634	$65,178
Cost of revenue	16,459	12,401	44,652	30,350
Selling, general and administrative expenses	9,069	5,891	28,465	15,350
Loss on sale of patent assets, net	—	75	—	75

Operating income	12,866	6,764	38,517	19,403
Interest income	68	53	136	251
Interest expense	(147)	(698)	(781)	(2,450)

Income before provision for income taxes	12,787	6,119	37,872	17,204
Provision for income taxes	4,935	2,553	15,659	7,197

Net income	$7,852	$3,566	$22,213	$10,007

Less: allocation of net income to participating stockholders	471	3,177	9,355	9,063

Net income available to common stockholders—basic	$7,381	$389	$12,858	$944
Undistributed earnings re-allocated to common stockholders	40	100	660	192

Net income available to common stockholders—diluted	$7,421	$489	$13,518	$1,136

Net income per common share:
Basic	$0.17	$0.06	$0.48	$0.17

Diluted	$0.15	$0.06	$0.43	$0.16

Weighted-average shares used in per common share calculation:
Basic	44,473	6,140	27,015	5,485

Diluted	48,914	8,131	31,125	6,968

See accompanying notes to consolidated financial statements.

RPX Corporation

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$22,213	$10,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,651	30,113
Stock-based compensation	4,849	631
Excess tax benefit from stock-based compensation	(4,118)	—
Imputed interest on other obligations	584	1,260
Loss on sale of patent assets	—	75
Amortization of premium on investments	404	—
Deferred taxes	99	—
Other	1	11
Changes in assets and liabilities (net of effect of acquisitions):
Accounts receivable	10,586	715
Prepaid expenses and other assets	(4,777)	(2,382)
Accounts payable	256	727
Accrued and other liabilities	7,543	6,892
Deferred revenue	14,974	52,780

Net cash provided by operating activities	97,265	100,829

Cash flows from investing activities
Purchases of investments classified as available-for-sale	(142,825)	—
Maturities of investments classified as available-for-sale	15,100	—
Decrease (increase) in restricted cash	73	(220)
Acquisitions	(3,345)	—
Purchases of intangible assets	(95)	—
Purchases of property and equipment	(913)	(381)
Acquisitions of patent assets	(63,815)	(63,192)
Proceeds from sale of patent assets	80	500

Net cash used in investing activities	(195,740)	(63,293)

Cash flows from financing activities
Repayments of principal on notes payable and other obligations	(18,104)	(24,851)
Proceeds from issuance of common stock in initial public offering, net of issuance costs	157,478	—
Proceeds from issuance of common stock in follow-on offering, net of issuance costs	27,379	—
Proceeds from exercise of stock options and other common stock issuances	2,632	89
Excess tax benefit from stock-based compensation	4,118	—

Net cash provided by (used in) financing activities	173,503	(24,762)
Net increase in cash and cash equivalents	75,028	12,774
Cash and cash equivalents at beginning of period	46,656	28,928

Cash and cash equivalents at end of period	$121,684	$41,702

Non-cash investing and financing activities
Patent assets purchased or financed through notes payable or other obligations	$—	$14,342
Conversion of redeemable convertible preferred stock to common stock	62,793	—
Change in patent assets purchased and accrued but not paid	6,626	800
Patent assets acquired through settlement of notes receivable	—	1,010
Intangible assets received in barter transactions	120	—
Cost related to public offerings accrued but not paid	497	—

See accompanying notes to consolidated financial statements.

RPX Corporation

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Business, Basis of Presentation and Significant Accounting Policies

Nature of Business

RPX Corporation (also referred to herein as “RPX” or the “Company”) helps companies reduce patent-related risk and expense. The Company provides a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. The core of the Company’s solution is defensive patent aggregation, in which it acquires patents or licenses to patents, which the Company refers to collectively as “patent assets,” that are being or may be asserted against the Company’s current and prospective clients. The Company then provides its clients with licenses to these patent assets to protect them from potential patent infringement assertions. The Company also provides its clients access to its proprietary patent market intelligence and data. The Company was incorporated in the State of Delaware in July 2008.

Basis of Presentation

The accompanying interim consolidated financial statements of the Company are unaudited, and have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions for Form 10-Q and Regulation S-X statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s prospectus filed with the Securities and Exchange Commission (“SEC”) on September 16, 2011. The unaudited consolidated financial statements include the accounts of RPX and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

There have been no significant new accounting pronouncements or changes to the critical accounting policies disclosed in the Company’s prospectus, filed with the SEC on September 16, 2011, that have had a significant impact on its consolidated financial statements or notes thereto.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s consolidated financial statements. Items subject to such estimates and assumptions made by management include patents assets, goodwill, intangible assets, stock-based compensation, accrued liabilities, and the provision for income taxes. Actual results could differ materially from the Company’s estimates.

Liquidity and Capital Resources

In May 2011, the Company completed its initial public offering (“IPO”) of its common stock in which the Company issued 9,065,000 common shares and received cash proceeds of $160.2 million, net of underwriting discounts and commissions. The Company incurred offering costs of $2.9 million. Prior to the IPO, substantially all of the Company’s operations and patent asset acquisitions had been financed through the private sale of equity securities, subscription fees collected from its clients and patent-seller financing. The Company completed a follow-on offering of its common stock in September 2011, in which it sold 1,400,000 common shares and raised $27.4 million after deducting underwriting discounts and commissions. In connection with this offering, the Company incurred offering costs of $0.5 million.

As of September 30, 2011 and December 31, 2010, the Company had cash, cash equivalents and short-term investments of $250.0 million and $46.7 million, respectively, and retained earnings of $32.9 million and $10.7 million, respectively. Management expects that it will use substantial cash in the foreseeable future to acquire additional patent assets and service the obligations undertaken in connection with prior patent asset purchases. Management believes that the Company has adequate cash resources to continue its operations for the foreseeable future.

Concentration of Risk

The Company is subject to concentrations of credit risk principally attributable to cash, cash equivalents, short-term investments and accounts receivable. The Company places its cash in non-interest bearing accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). Cash equivalents and short-term investments primarily consist of institutional money market funds, U.S. Government and agency securities, municipal bonds and commercial paper.

Credit risk with respect to accounts receivable is generally mitigated by short collection periods and subscription agreements that provide for payments in advance of the rendering of services. Four clients accounted for 36%, 30%, 20% and 14% of accounts receivable at September 30, 2011. Three clients accounted for 45%, 33% and 22% of accounts receivable at December 31, 2010.

No client accounted for 10% or more of subscription fee revenue for the three or nine months ended September 30, 2011 and 2010.

Fair Value Measurements

The Company applies the provisions of Accounting Standards Codification (“ASC”) No 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the Financial Accounting Standards Board (“FASB”) for financial assets and liabilities that are being measured and reported at fair value on a recurring basis. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

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

The carrying amounts of Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their fair values due to their short-term maturities. Based on the borrowing rates available to the Company for notes payable and other deferred payment obligations with similar terms and considering the Company’s credit risk, the carrying value of Company’s notes payable, approximated its fair value.

Cash and Cash Equivalents

Cash equivalents include highly liquid, institutional money market funds and marketable securities with an original maturity of 90 days or less that are readily convertible to known amounts of cash. As of September 30, 2011, all of the Company’s cash and cash equivalents consisted of bank deposits and money market funds, which are classified within Level 1 of the fair value hierarchy because the securities are valued using quoted prices in active markets for identical assets.

Investments

The Company holds investments in marketable debt securities, consisting primarily of fixed income U.S. Government and Agency securities, commercial paper and municipal bonds. The Company classifies these securities as “available-for-sale” and carries them at fair value on the accompanying consolidated balance sheets. Any unrealized gains or losses are recorded, net of estimated taxes, in accumulated other comprehensive income, a component of stockholders’ equity. Realized gains and losses are recognized upon sale. The specific identification method is used to determine the cost basis of fixed income securities sold.

The Company considers its investments as available to support current operations. Consequently, the Company may not hold securities with maturities greater than twelve months until maturity. As a result, the Company classifies its investments including those with stated maturities beyond twelve months, as short-term investments on the accompanying consolidated balance sheets.

The Company periodically evaluates its investments for impairment due to declines in market value considered to be “other-than-temporary.” This evaluation consists of several qualitative and quantitative factors, including the Company’s ability and intent to hold the investment until a forecasted recovery occurs, as well as any decline in the investment quality of the security and the severity and duration of an unrealized loss. In the event of a determination that a decline in market value is other-than-temporary, the Company will recognize an impairment loss and a new cost basis in the investment will be established. To date, the Company has not recorded an impairment charge related to its investments in its consolidated statement of operations.

Restricted Cash

The Company had restricted cash of $647,000 and $720,000 at September 30, 2011 and December 31, 2010, respectively, pledged against two lines of credit. See Note 11.

Goodwill and Intangible Assets

Goodwill represents the excess of an acquisition purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company operates as a single operating segment with one reporting unit and consequently utilizes an enterprise-wide valuation approach to assess goodwill for impairment. The measurement of goodwill impairment involves the estimation of the fair value of the Company. These estimates of fair value are based on the best information available as of the date of the assessment, which primarily includes the Company’s market capitalization. RPX evaluates goodwill for impairment on an annual basis in its third financial quarter, or whenever events occur or circumstances change such that there is an indication that the carrying amount of goodwill may not be recoverable. As of the date of the Company’s 2011 annual assessment, its fair value was substantially in excess of the Company’s net book value, including goodwill. As such, the Company did not recognize an impairment charge during its third financial quarter of 2011.

Intangible assets, net, primarily consist of intangible assets acquired in connection with a business combination. The Company’s intangible assets are capitalized and amortized on a straight-line basis over their estimated useful life. Intangible assets, net, exclude patent related intangible assets, which are recorded within patent assets on the accompanying consolidated balance sheets.

Internal-Use Software and Website Development Costs

The Company capitalizes development costs related to internal-use software and its website and reports such amounts as property and equipment on the accompanying consolidated balance sheets. Costs related to preliminary project activities, minor enhancement and maintenance and post-implementation activities are expensed as incurred. Capitalized amounts are amortized on a straight-line basis over an estimated useful life of three years beginning on the in-service date of the related project. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

For the three and nine months ended September 30, 2011, the Company capitalized $142,000 and $761,000 of internal-use software and website development costs, respectively. No amount was capitalized for either the three or nine months ended September 30, 2010. Amortization expense of internal-use software and website development costs was $51,000 and $75,000, respectively, for the three and nine months ended September 30, 2011. There was no amortization of internal-use software for either the three or nine months ended September 30, 2010.

Comprehensive Income

Comprehensive income consists of net income and charges or credits to stockholders’ equity primarily related to changes in unrealized gains or losses on marketable securities, net of taxes. For the periods presented, the Company’s comprehensive net income approximates its net income, therefore no separate components of comprehensive income are provided.

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-08 “Intangibles and Other (Topic 350), Testing Goodwill for Impairment” (“ASU 2011-08”) which permits an entity to make a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more-likely-than-not greater than its carrying value, the remaining impairment steps would not be necessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company early adopted this guidance during the three months ended September 30, 2011.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (ASU Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 amends and clarifies the acquisition date to be used for reporting pro forma financial disclosures when comparative financial statements are presented. In addition, it requires a description of the nature of and amount of any material, non-recurring pro forma adjustments directly attributable to the business combination. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this amendment effective January 1, 2011. There was no impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The ASU also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the disclosure requirements included in this pronouncement did not have a material impact on the consolidated financial statements of the Company.

2.	Acquisition of Businesses

In July, 2011, the Company acquired substantially all of the assets of an online provider of patent litigation docket data and related analytic reports in order to further enhance the Company’s market intelligence and data analysis capabilities. All assets, except the business and marketing plan of the acquired company, were purchased in exchange for $0.4 million in cash. The purchase price was fully allocated to identifiable intangible assets. The transaction was accounted for as a business combination

In June, 2011, the Company acquired substantially all of the assets of a patent research and intellectual property news provider, for $3.0 million in cash. The acquisition expanded RPX’s market intelligence and data analysis capabilities and was accounted for as a business combination. Identifiable intangible assets acquired of $1.3 million were recorded at their estimated fair value as of the acquisition date and the remaining balance of $1.7 million was allocated to goodwill. The goodwill pertained to cost benefits and operational synergies realized by applying the research capabilities inherent in the acquired company’s business to other data and research systems at the Company. No cash or other tangible assets were acquired and no liabilities were assumed. Acquisition-related costs of $43,000 were expensed as incurred.

The Company included the effects of these business combinations in its consolidated results of operations prospectively from the date of the acquisition. Pro forma financial information for the acquisitions has not been presented, as the effects were not material to the Company’s historical consolidated financial statements.

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

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$7,852	$3,566	$22,213	$10,007
Less: Allocation of net income to participating stockholders	471	3,177	9,355	9,063

Numerator for basic calculation	7,381	389	12,858	944
Undistributed earnings re-allocated to common stockholders	40	100	660	192

Numerator for diluted calculation	$7,421	$489	$13,518	$1,136
Denominator:
Denominator for basic calculation, weighted-average number of shares of common stock outstanding	44,473	6,140	27,015	5,485
Dilutive effect of options using treasury-stock method	4,441	1,991	4,110	1,483

Denominator for diluted calculation	48,914	8,131	31,125	6,968
Net income per share:
Basic net income per share of common stock	$0.17	$0.06	$0.48	$0.17

Diluted net income per share of common stock	$0.15	$0.06	$0.43	$0.16

For the three and nine months ended September 30, 2011 and 2010, the following securities were not included in the calculation of diluted shares outstanding, as the effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted-average number of shares of redeemable convertible preferred stock	—	25,741	12,934	25,741
Weighted-average number of shares of common stock subject to repurchase	2,837	5,225	3,437	5,848
Weighted-average number of stock options outstanding	382	—	390	—
Weighted-average number of Restricted Stock Units outstanding	64	—	55	—

4.	Fair Value Measurements

The Company’s financial assets are valued using market prices on both active markets (“Level 1”) and less active markets (“Level 2”). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments. As of September 30, 2011 and December 31, 2010, the Company did not have any financial assets without observable market values that would require a high level of judgment to determine fair value (“Level 3”).

The following tables present the financial assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Total Balance	Level 1	Level 2
Assets:
Money market funds	$17,381	$17,381	$—
Commercial Paper	38,283	—	38,283
Municipal Bonds	23,191	—	23,191
U.S. Government and Agency securities	103,743	—	103,743

	$182,598	$17,381	$165,217

	December 31, 2010
	Total Balance	Level 1	Level 2
Assets:
Money market funds	$36,560	$36,560	$—

5.	Investments

The Company’s investment portfolio, which is recorded as cash equivalents and short-term investments on the accompanying consolidated balance sheets, was as follows (in thousands):

	September 30, 2011
		Unrealized
	Amortized Cost	Gross Gains	Gross Losses	Net Loss	Fair Value
Money market funds	$17,381	$—	$—	$—	$17,381
Commercial Paper	38,283	—	—	—	38,283
Municipal Bonds	23,199	1	(9)	(8)	23,191
U.S. Government and Agency securities	103,745	5	(7)	(2)	103,743

	$182,608	$6	$(16)	$(10)	$182,598

	December 31, 2010
		Unrealized
	Amortized Cost	Gross Gains	Gross Losses	Net Gain (Loss)	Fair Value
Money market funds	$36,560	$—	$—	$—	$36,560

The remaining maturity of the Company’s investment portfolio was less than one year as of September 30, 2011 and December 31, 2010. As of September 30, 2011, no individual securities have been in a continuous unrealized loss for greater than 12 months. The Company did not have any realized gains or losses on marketable securities during any of the periods presented.

6.	Patent Assets, Net

Changes in the carrying value of patent assets during the periods ended were as follows (in thousands):

	September 30, 2011	December 31, 2010
Balance, beginning of period	$126,508	$82,759
Acquisition costs of patent assets	70,441	88,639
Amortization expense	(43,926)	(42,887)
Other adjustments	—	(2,003)

Balance, end of period	$153,023	$126,508

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors, and software. The Company amortizes each acquired portfolio of patent assets on a straight-line basis over its estimated economic useful life. At the time of acquisition, the estimated economic useful lives for the Company’s acquired patent assets generally ranged from 24 to 60 months. The weighted-average remaining economic useful life of such assets at September 30, 2011 was 50 months.

The following table summarizes the estimated future amortization expense of patent assets (in thousands):

Year ended December 31,
2011 (remainder)	$17,272
2012	56,605
2013	42,720
2014	22,092
2015	11,009
2016 and thereafter	3,325

Total estimated future amortization expense	$153,023

Amortization expense was approximately $16.1 million and $43.9 million for the three and nine months ended September 30, 2011, respectively. Amortization expense was approximately $12.2 million and $29.8 million for the three and nine months ended September 30, 2010, respectively.

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

Barter Transactions

The Company accounts for non-monetary exchanges in accordance with ASC 845, “Non-monetary Transactions” (“ASC 845”), which requires non-monetary exchanges to be based on the fair value of the assets or services involved. There were no barter transactions during the three months ended September 30, 2011 or 2010.

7.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Computer, equipment and software	$1,190	$399
Furniture and fixtures	268	220
Leasehold improvements	81	56
Work-in-progress	219	53

	1,758	728
Less: Accumulated depreciation and amortization	(359)	(105)

Total property and equipment, net	$1,399	$623

Depreciation and amortization expense was approximately $115,000 and $254,000 for the three and nine months ended September 30, 2011, respectively. Depreciation and amortization expense was approximately $21,000 and $36,000 for the three and nine months ended September 30, 2010, respectively.

8.	Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 were as follows (in thousands):

Balance as of December 31, 2010	$—
Goodwill additions	1,675

Balance as of September 30, 2011	$1,675

Intangible Assets, Net

Intangible assets, net, at September 30, 2011 and December 31, 2010 consisted of (in thousands):

		September 30, 2011			December 31, 2010
	Weighted Average Useful Lives	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	31 months	$665	$(68)	$597	$—	$—	$—
Customer relationship	36 months	250	(28)	222	—	—	—
Non-compete	24 months	80	(12)	68	—	—	—
Trademarks	36 months	890	(91)	799	—	—	—
Other intangible assets	48 months	1,450	(1,139)	311	1,450	(867)	583
Intangible assets in-progress		90	—	90	—	—	—

		$3,425	$(1,338)	$2,087	$1,450	$(867)	$583

The estimated future amortization expenses for intangible assets (excluding intangible assets in-progress) are summarized below (in thousands):

Year ended December 31,
2011 (remainder)	$255
2012	872
2013	621
2014	249
2015 and thereafter	—

Total estimated future amortization expense	$1,997

Amortization expense for the three and nine months ended September 30, 2011 and was $249,000 and $471,000, respectively. Amortization expense for the three and nine months ended September 30, 2010 and was $91,000 and $272,000, respectively.

During the nine months ended September 30, 2011, the total fair value of intangible assets exchanged for subscription services, in accordance with ASC 845, was approximately $120,000. No gain or loss was recorded as a result of this exchange.

9.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	000000000	000000000
	September 30, 2011	December 31, 2010
Accrued payroll-related expenses	$6,081	$4,379
Other current liabilities	14,748	6,216

Total accrued and other current liabilities	$20,829	$10,595

10.	Notes Payable and Other Obligations

Notes payable and other obligations consisted of the following (in thousands):

	000000000	000000000
	September 30, 2011	December 31, 2010
Notes payable	$—	$7,579
Other obligations	6,063	16,004

Total notes payable and other obligations	6,063	23,583
Less: current portion	(6,063)	(18,527)

Total notes payable and other obligations, non-current	$—	$5,056

Notes Payable

On January 27, 2010, the Company entered into a loan agreement with a client in order to partially finance the acquisition of certain patent assets from a third party. Under the terms of the agreement, the Company issued a promissory note payable in the amount of $2.0 million. The principal balance was recorded at fair value and bore interest of 0.57% per annum. The outstanding principal balance at December 31, 2010 was $2.0 million. The Company repaid the note in full in April 2011.

On November 2, 2009, the Company entered into a loan agreement with a client in order to finance the purchase of certain patent assets from a third party. Under the terms of the agreement, the Company issued a promissory note payable in the amount of $1.4 million. The principal balance was recorded at fair value and bore interest of 0.71% per annum. The note was non-recourse to the Company and was secured by the purchased patent assets. In November 2010, a portion of the outstanding balance was forgiven in connection with a decision to sell the related patent assets. The outstanding principal due at December 31, 2010 was $80,000. The remaining principal balance of $80,000 was repaid in full in January 2011.

On October 7, 2008, the Company entered into a patent rights purchase and assignment agreement to purchase patent assets for a total of $15.0 million. Under the terms of the agreement, the Company paid $1.5 million in cash and issued a promissory note in the amount of $13.5 million. The principal balance was recorded at fair value and bore interest of 10% per annum. The remaining principal due at December 31, 2010 was $3.4 million. The Company repaid the note in full in June 2011.

On September 11, 2008, the Company entered into a patent rights purchase and assignment agreement to purchase patent assets for a total of $17.0 million. Under the terms of the agreement, the Company issued a promissory note in the amount of $17.0 million of which 10%, or $1.7 million, was paid up front. The principal balance was recorded at fair value and bore interest of 10% per annum. The remaining principal due at December 31, 2010 was $2.1 million. The Company repaid the note in full in June 2011.

Other Obligations

On July 6, 2009, the Company entered into an agreement to purchase certain patent assets for a total of $4.4 million. Under the terms of the agreement, the Company paid $1.1 million upfront with the remaining $3.3 million due in three equal installments payable in July 2010, 2011 and 2012. The non-interest bearing contract obligation was recorded at fair value utilizing an imputed interest rate of 10.2% per annum, which represented the Company’s estimated market borrowing rate as of the initial transaction date. As of September 30, 2011 and December 31, 2010, the remaining unpaid principal balance associated with the obligation was $1.1 million and $2.2 million, respectively.

On February 18, 2009, the Company entered into an agreement to acquire certain patent assets for a total of $12.0 million. Under the terms of the agreement, the Company paid $4.0 million upfront with the remaining $8.0 million due in two equal installments payable in February 2010 and 2011. The non-interest bearing contract obligation was recorded at fair value utilizing an imputed interest rate of 13.0% per annum, which represented the Company’s estimated market borrowing rate as of the initial transaction date. As of December 31, 2010, the remaining unpaid principal balance associated with the obligation was $4.0 million. The remaining principal balance of $4.0 million was paid in full in February 2011.

On January 26, 2009, the Company entered into an agreement to acquire certain patent assets for a total of $12.0 million. Under the terms of the agreement, the Company paid $3.0 million upfront with the remaining $9.0 million due in three equal installments payable in January 2010, 2011 and 2012. The non-interest bearing contract obligation was recorded at fair value utilizing an imputed interest rate of 13.9% per annum, which represented the Company’s estimated market borrowing rate as of the initial transaction date. As of September 30, 2011 and December 31, 2010, the remaining unpaid principal balance associated with the obligation was $3.0 million and $6.0 million, respectively.

On December 16, 2008, the Company entered into agreements to acquire certain patent assets for a total of $2.2 million. Under the terms of the agreements, the Company paid $550,000 upfront, with a remaining $1.7 million due in three equal installments in December 2009, 2010 and 2011. The non-interest bearing contract obligation was recorded at fair value utilizing an imputed interest rate of 10.0% per annum, which represented the Company’s estimated market borrowing rate as of the initial transaction date. The remaining unpaid principal balance associated with the obligation was $550,000 at both September 30, 2011 and December 31, 2010.

11.	Lines of Credit

On August 5, 2010, the Company entered into a standby letter of credit agreement with a banking institution. As of September 30, 2011, the credit facility provided for a $147,000 line of credit in support of a corporate real estate lease. The credit facility, which expires on June 14, 2013, is secured by a priority interest in the Company’s savings account held with the banking institution. The balance in this account has been classified as non-current restricted cash on the accompanying consolidated balance sheets.

On September 23, 2008, the Company entered into a line of credit agreement with a banking institution. The credit facility provides for a $500,000 line of credit. The credit is secured by a priority interest in the Company’s savings account at the banking institution, and the balance in such account has been classified as current restricted cash on the accompanying consolidated balance sheets. Under the credit facility, a sub-facility of $300,000 is available for a Company-sponsored travel and expense credit card program, and a sub-facility of $200,000 is available under a revolving line of credit. Amounts borrowed under the $300,000 sub-facility, which terminates on April 5, 2012, will be charged a fixed rate of interest of 5% per year. Amounts borrowed under the $200,000 revolving line of credit, which terminates on April 15, 2012, will be charged a variable rate of interest equal to the greater of the banking institution’s prime rate or 5%. The banking institution’s prime rate at both September 30, 2011 and December 31, 2010 was 3.25%. As of September 30, 2011 and December 31, 2010, balances under the corporate credit card were $236,000 and $108,000, respectively, and such amounts were recorded in accounts payable. There were no outstanding balances under the revolving line of credit at September 30, 2011 or December 31, 2010.

12.	Commitments and Contingencies

Operating Lease Commitments

In July 2011, the Company entered into a non-cancelable operating lease agreement to sublease approximately 32,000 square feet of office space located in San Francisco, California. The future minimum lease payments under the sublease totaled approximately $1.4 million. The Company also leases approximately 30,000 square feet of additional office space in San Francisco, California under two separate, non-cancelable agreements, which commenced in August 2010 and December 2009. All of the office space leases in San Francisco expire in April 2013. In November 2010, the Company entered into a non-cancelable lease agreement for approximately 1,400 square feet of office space in Japan, which expires in August 2013.

Rent expense related to the non-cancelable operating leases was $0.4 million and $1.1 million for the three and nine months ended September 30, 2011, respectively. Rent expense related to the non-cancelable operating leases was $0.2 million and $0.4 million for the three and nine months ended September 30, 2010, respectively.

The aggregate future minimum lease payments for the Company’s non-cancelable operating leases as of September 30, 2011 are as follows (in thousands):

Year ended December 31,
2011 (remainder)	$513
2012	2,490
2013	951
2014 and thereafter	—

Total future non-cancelable minimum lease payments	$3,954

Litigation

From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation. A liability is recorded when and if it is determined that such a liability for litigation is both probable and reasonably estimable. As of September 30, 2011 and December 31, 2010, the Company was not a party to any litigation and no liabilities for litigation have been accrued.

Other Commitments and Contingencies

In September 2010, the Company entered into certain agreements with a special-purpose entity formed for the sole purpose of acquiring specific patent assets that had been made available for sale by a third party. If the entity was successful in acquiring the patent assets, the Company had agreed to make a $5.0 million investment in the equity securities of the entity and serve as the exclusive licensing agent for the entity. As of June 30, 2011, the third party had completed the sale of the assets and the special-purpose entity was not the buyer. Therefore, no investment in such entity had been made and the Company had no further obligations under these agreements.

In December 2008, in connection with the acquisition of certain patent assets from an unaffiliated third party in an arm’s-length transaction, the Company agreed to make a one-time payment of $5.0 million in the event that the Company earns $170.0 million of annual subscription revenues in any calendar year. No provision has been made for this contingent payment as of September 30, 2011. In October 2011, the underlying agreement with the unaffiliated third party was amended in exchange for a fixed payment of $4.0 million, and the contingent payment noted above was eliminated.

13.	Common Stock

In September 2011, the Company completed a follow-on offering in which it sold and issued 1,400,000 shares of common stock. The shares were sold by the underwriters at a price of $20.49 per share and the Company received proceeds of $27.4 million after deducting underwriting discounts and commissions. The Company incurred offering costs of $0.5 million.

In May 2011, the Company completed its IPO in which the Company sold and issued 9,065,000 shares of common stock, including 634,565 shares issued pursuant to an over-allotment option granted to the underwriters. The shares were sold by the underwriters at a price of $19.00 per share and the Company received proceeds of $160.2 million after deducting underwriting discounts and commissions. The Company incurred offering costs of $2.9 million. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 26,229,722 shares of common stock.

As of September 30, 2011, the Company had the following common stock outstanding (in thousands):

Common stock outstanding at December 31, 2010	10,944
Common stock issued in IPO	9,065
Common stock issued in follow-on offering	1,400
Conversion of mandatorily redeemable convertible preferred stock to common stock	26,230
Issuance of common stock	1,395

Common stock outstanding at September 30, 2011	49,034

In connection with its IPO in May 2011, the Company increased the number of shares of common stock authorized for issuance from 60,000,000 shares to 200,000,000 shares.

14. Equity Award Plans

In February 2011, the Company’s Board of Directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”), which became effective on the date of the Company’s IPO. The 2011 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares of the Company’s common stock, and stock units to employees, directors and consultants. The Board of Directors reserved 1,500,000 shares of common stock for future issuance under the 2011 Plan. As of September 30, 2011, there were 1,333,102 shares available for grant under the 2011 Plan.

In August 2008, the Company’s Board of Directors adopted the 2008 Stock Option Plan (the “2008 Plan”), which provides for the issuance of incentive stock options, non-qualified stock options, as well as the direct award or sale of shares of common stock to employees, directors and consultants for up to 9,019,474 shares of common stock, as amended. While no further awards are being made under the 2008 Plan, all awards outstanding under the 2008 Plan continue to be governed by the terms of the original award.

Under both the 2008 Plan and 2011 Plan, incentive stock options and non-qualified stock options are granted at a price not less than 100% of the fair value of the stock at the date of grant. Options granted to newly hired employees vest 25% on the first anniversary of the date of hire and ratably each month over the ensuing 36 month period. Options granted to existing employees generally vest ratably over the 48 months following the date of grant. Options are exercisable for a maximum period of ten years after the date of grant. Incentive stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price not to be less than 110% of the fair value of the stock on the date of grant.

Stock Options

Stock options outstanding are summarized as follows:

	Number of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2010	6,455,646	$2.83
Granted	2,234,649	13.51
Exercised	(1,279,313)	0.88
Forfeited	(88,542)	1.02

Outstanding at September 30, 2011	7,322,440	$6.45

Restricted Stock Units

The summary of the restricted stock unit activity is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2010	—	$—
Granted	142,099	28.22
Vested	—	—
Forfeited	—	—

Unvested at September 30, 2011	142,099	$28.22

Stock-Based Compensation Related to Employees and Non-Employee Directors

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. Option valuation models, including the Black-Scholes option pricing model, require the input of various assumptions, including stock price volatility. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. The weighted-average assumptions and resulting fair values were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	1.80%	1.79%	2.56%	2.39%
Expected volatility	59%	58%	58%	59%
Expected dividend yield	—	—	—	—
Expected term (years)	6.1	6.0	6.4	6.0
Weighted-average estimated fair value	$16.01	$2.73	$7.72	$1.80

For Restricted Stock Units (RSUs), stock-based compensation expense was calculated based on the Company’s stock price on the date of grant, multiplied by the number of units granted. The grant date fair value of RSUs, less estimated forfeitures, is recognized on a straight-line basis over the requisite service period.

Stock-based compensation expense related to employees was $1.7 million and $3.8 million, for the three and nine months ended September 30, 2011, respectively. Stock compensation expense related to employees was $214,000 and $497,000, for the three and nine months ended September 30, 2010, respectively.

Stock-based compensation expense is recognized ratably over the requisite service period. At September 30, 2011, there was $23.9 million of unrecognized compensation cost related to stock options which was expected to be recognized over a weighted-average period of 3.7 years. At September 30, 2011, there was $2.3 million of unrecognized compensation cost related to RSUs which was expected to be recognized over a remaining weighted-average period of 3.6 years. Future option grants will increase the amount of stock-based compensation expense to be recorded.

Stock-Based Compensation Related to Non-Employees

The Company periodically grants equity awards to non-employees in exchange for goods and services. During the nine months ended September 30, 2011, the Company issued 52,632 RSU’s, 10,000 shares of common stock and options to purchase 35,000 shares of common stock to non-employees in exchange for services. No awards were granted to non-employees in exchange for goods and services during the nine months ended September 30, 2010.

Stock-based compensation expense related to non-employees was $0.3 million and $1.1 million for the three and nine months ended September 30, 2011, respectively. Stock-based compensation expense related to non-employees was $68,000 and $134,000 for the three and nine months ended September 30, 2010, respectively. The Company accounts for non-employee stock options on a fair value basis using the Black-Scholes option pricing model. The fair value of non-employee options is recognized ratably over the requisite service period of the underlying award. Each reporting period the fair value of the unvested non-employee options is revalued and amortized over the remaining requisite service period.

15.	Income Taxes

The Company uses an estimated annual effective tax rate based upon a projection of its annual fiscal year results to measure the income tax benefit or expense recognized in each interim period. Our effective tax rate, including the impact of discreet benefit items, was 41.3% for the nine months ended September 30, 2011 compared to 41.8% for the nine months ended September 30, 2010. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to the effect of certain permanent differences and state income taxes.

Our 2009 and 2008 tax years are currently under examination by the United States Internal Revenue Service and the State of California Franchise Tax Board. The Company does not expect a material impact on its consolidated financial statements as a result of these examinations.

16.	Related-Party Transactions

During the nine months ending September 30, 2011, one member of the Company’s board of directors also served on the board of directors of one of RPX’s clients. For the three and nine months ended September 30, 2011, the Company recognized subscription fee revenue of $0.7 million and $2.0 million, respectively, related to this client. During the nine months ended September 30, 2010, two members of the Company’s board of directors served on the boards of directors of clients of the Company. For the three and nine months ended September 30, 2010, the Company recognized subscription fee revenue of $0.7 million and $2.0 million, respectively, related to these clients. As of September 30, 2011 and December 31, 2010, there were no receivables due from either of these clients.

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

The Company markets its solution to companies around the world. Revenue is generally attributed to geographic areas based on the country in which the client is domiciled.

Revenue information by location is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Americas	$22,200	$14,448	$67,972	$35,816
Asia	12,578	8,317	35,265	21,643
Europe	3,616	2,366	8,397	7,719

Total	$38,394	$25,131	$111,634	$65,178

The following table presents revenue generated by country as a percentage of revenue for countries representing 10% or more of revenues for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	58%	57%	61%	55%
Japan	18%	17%	17%	18%

Long-lived assets at September 30, 2011 and at December 31, 2010, were $158.2 million and $127.7 million, respectively, and were primarily located in the United States.

18.	Subsequent Events

In December 2008, in connection with the acquisition of certain patent assets from an unaffiliated third party in an arm’s-length transaction, the Company agreed to make a one-time payment of $5.0 million in the event that the Company earns $170.0 million of annual subscription revenues in any calendar year. In October 2011, the underlying agreement with the unaffiliated third party was amended in exchange for a fixed payment of $4.0 million and the contingent payment noted above was eliminated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission (“SEC”) on September 16, 2011.

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing and our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on September 16, 2011. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

RPX helps companies reduce patent-related risk and expense. We provide a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. As of September 30, 2011, we had a client network of 103 members.

Our business model aligns our interests with those of our clients. We have not asserted and will not assert our patents, which enables us to develop strong and trusted relationships with our clients. Our clients include companies that design, make or sell technology-based products and services as well as companies that use technology in their businesses.

The core of our solution is defensive patent aggregation, in which we acquire patents or licenses to patents, which we refer to collectively as “patent assets,” that are being or may be asserted against our current and prospective clients. We then provide our clients with licenses to these patent assets to protect them from potential patent infringement assertions. We also provide our clients access to our proprietary patent market intelligence and data. As of September 30, 2011, we had deployed approximately $340 million to acquire patent assets.

For the three and nine months ended September 30, 2011, revenue grew to $38.4 million and $111.6 million, respectively, as we added seven and 31 net new clients, respectively, bringing our total client network to 103 companies. We ended the quarter with deferred revenue of $97.5 million.

We believe that the amount that we spend to acquire patent assets is a key driver of the value that we create for our clients. We measure acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated and structured acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital. During the three and nine months ended September 30, 2011 we completed 13 and 28 acquisitions of patent assets, respectively, and our gross acquisition spend totaled $33.9 million and $75.1 million, respectively. During the three and nine months ended September 30, 2011 our net acquisition spend was $29.3 million and $70.4 million, respectively. We completed one structured acquisition in the three months ended September 30, 2011. Over the trailing four quarters ended September 30, 2011, our gross acquisition spending totaled $96.8 million and our net acquisition spend totaled $79.1 million.

In May 2011, we completed our initial public offering, in which we sold and issued 9,065,000 shares of common stock, including 634,565 shares issued pursuant to an over-allotment option granted to the underwriters. The shares were sold by the underwriters at a price of $19.00 per share and we received proceeds of $160.2 million after deducting underwriting discounts and commissions. We incurred offering costs of $2.9 million. In September 2011, we completed a follow-on offering in which we sold and issued 1,400,000 shares of common stock. The shares were sold by the underwriters at a price of $20.49 per share and we received proceeds of $27.4 million after deducting underwriting discounts and commissions. We incurred offering costs of $0.5 million.

Key Components of Results of Operations

Revenue

Historically, substantially all of our revenue has consisted of annual subscription fees. We expect that subscription fee revenue will increase with the growth of our client network. Subscription revenue will be positively or negatively impacted by the financial performance of our clients since their subscription fees are typically reset yearly based upon their most recently reported annual financial results. We have also received revenue from the sale of licenses and fee income in connection with structured acquisitions. In the future, we may receive other revenue and fee income from newly introduced products and services.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of salaries and related expenses, including stock-based compensation expenses, cost of marketing programs, legal costs, professional fees, travel costs, facility costs and other corporate expenses. We expect that in the foreseeable future, as we seek to serve more clients and develop new products and services, selling, general and administrative expenses will increase. Selling, general and administrative expenses will also increase in order to support our operations and compliance requirements as a public company.

Provision for Income Taxes

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Based on available information, we believe it is more-likely-than-not that our deferred tax assets will be fully realized. Accordingly, we have not applied a valuation allowance against our net deferred tax assets for the years ended December 31, 2010 or the nine months ended September 30, 2011.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. There have been no material changes to our critical accounting policies and estimates as compared to those described in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on September 16, 2011.

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

•	Revenue Recognition

•	Amortization of Patent Assets

•	Accounting for Stock-Based Awards

•	Accounting for Income Taxes

Results of Operations

The following table sets forth, for the periods indicated, consolidated statements of operations data (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$38,394	$25,131	$111,634	$65,178
Cost of revenue	16,459	12,401	44,652	30,350
Selling, general and administrative expenses	9,069	5,891	28,465	15,350
Loss on sale of patent assets, nets	—	75	—	75

Operating income	12,866	6,764	38,517	19,403
Interest income	68	53	136	251
Interest expense	(147)	(698)	(781)	(2,450)

Income before provision for income taxes	12,787	6,119	37,872	17,204
Provision for income taxes	4,935	2,553	15,659	7,197

Net income	$7,852	$3,566	$22,213	$10,007

The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	100%	100%	100%	100%
Cost of revenue	43%	49%	40%	46%
Selling, general and administrative expenses	24%	24%	25%	24%
Loss on sale of patent assets, net	—	—	—	—

Operating income	33%	27%	35%	30%
Interest income	—	—	—	—
Interest expense	—	(3)%	(1)%	(4)%

Income before provision for income taxes	33%	24%	34%	26%
Provision for income taxes	13%	10%	14%	11%

Net income	20%	14%	20%	15%

Revenue. Our revenue for the three months ended September 30, 2011 was $38.4 million compared to $25.1 million during the same period a year ago, an increase of $13.3 million, or 53%. Revenue for the nine months ended September 30, 2011 was $111.6 million compared to $65.2 million during the same period a year ago, an increase of $46.5 million or 71%. The increases for both the three and nine months ended September 30, 2011 were primarily due to the growth in our client network and the resulting recognition of revenue from clients that joined both during the current period and prior to the start of the current period. Revenue included $3.3 million from the sale of a perpetual license in the nine months ended September 30, 2011 as compared to $0.5 million in the same period in 2010. There was no revenue from the sale of perpetual licenses in the three months ended September 30, 2011 or 2010.

We expect our revenue growth to continue if we are successful in our efforts to add new clients and retain existing clients. However, while we expect to continue to experience revenue growth, we do not believe that our rate of growth since inception is representative of anticipated future revenue growth.

Cost of Revenue. Our cost of revenue for the three months ended September 30, 2011 was $16.5 million compared to $12.4 million during the same period a year ago, an increase of $4.1 million, or 33%. Cost of revenue for the nine months ended September 30, 2011 was $44.7 million compared to $30.4 million during the same period a year ago, an increase of $14.3 million or 47%. The increases for both the three and nine months ended September 30, 2011 were a result of additional amortization expense attributable to the increase in our patent assets. Amortization expense related to our patent assets was $16.1 million and $43.9 million for the three and nine months ended September 30, 2011, respectively, and was approximately $12.2 million and $29.8 million for the three and nine months ended September 30, 2010, respectively. The expenses incurred to maintain patents and prosecute patent applications included in our portfolio were approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2011, respectively, and were approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2010, respectively.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended September 30, 2011 were $9.1 million compared to $5.9 million compared to the same period a year ago, an increase of $3.2 million or 54%. Selling, general and administrative expenses for the three months ended September 30, 2011 were reduced by a $2.1 million recovery of professional fees associated with an incomplete syndicated acquisition, the cost of which had been expensed in 2010 and the first two quarters of 2011. The increase in selling, general and administrative expenses, net of the recovery noted above, was primarily due to a $3.9 million increase in personnel-related costs, including stock-based compensation, attributable to increased headcount as compared to the prior year. Headcount increased to 99 employees at September 30, 2011 compared to 49 employees at September 30, 2010. Giving effect to the recovery identified above, our professional fees for the three months ended September 30, 2011 increased by $0.6 million due to increased infrastructure costs associated with the growth of our business, increased costs associated with being a public company and increased recruiting fees. Corporate expenses related to other taxes, insurance and sales and marketing costs for the three months ended September 30, 2011 increased by $0.5 million. Our facility-related costs, depreciation and other corporate expenses for the three months ended September 30, 2011 increased by $0.5 million due to the leasing of additional office space, and higher depreciation expenses due to increases in property and equipment balances. Travel and entertainment expenses increased $0.3 million for the three months ended September 30, 2011 when compared to the same prior year period. Partially offsetting the increases in selling, general and administrative expenses noted above was a decrease in legal expenses of $0.5 million.

Our selling, general and administrative expenses for the nine months ended September 30, 2011 were $28.5 million as compared to $15.4 million for the same prior year period, an increase of $13.1 million or 85%. Selling, general and administrative expenses for the nine months ended September 30, 2011 were reduced by $1.1 million due to the recovery of professional fees associated with an incomplete syndicated acquisition that had been expensed in 2010. The increase in selling, general and administrative expenses, net of the recovery noted above, was primarily due to a $10.8 million increase in personnel related costs and increased stock-based compensation expense as our headcount increased to 99 at September 30, 2011, compared to 49 at September 30, 2010. Our facility-related costs, depreciation and other corporate expenses for the nine months ended September 30, 2011 increased by $1.3 million compared to the same period a year ago due to leasing of additional office space and increased infrastructure costs associated with the growth of our business. Our professional fees increased by $1.4 million for the nine months ended September 30, 2011 due to increased infrastructure costs associated with the growth of our business and increased costs associated with being a public company. Corporate expenses related to other taxes, insurance and sales and marketing costs increased $1.1 million over prior year. Travel and entertainment expenses for the nine months ended September 30, 2011 increased by $0.3 million when compared to the same prior year period. A decrease in legal expenses of $0.8 million partially offset the increases noted above. We expect that our selling, general and administrative expenses will increase in future periods as we continue to invest in the growth of our business and incur additional compliance costs associated with being a public company.

Interest Income. Interest income for the three months ended September 30, 2011 was $68,000 as compared to $53,000 for the same prior year period, an increase of $15,000 or 28%. The increase in interest income in 2011 was due to interest earned on larger cash balances attributable to our IPO and follow-on offering of common stock in 2011. Interest income for the nine months ended September 30, 2011 was $136,000 as compared to $251,000 for the same period a year ago, a decrease of $115,000 or 46%. The decrease was primarily due to a reduction in interest bearing notes receivable balances.

Interest Expense. Interest expense for the three months ended September 30, 2011 was $147,000 compared to $698,000 for the same prior year period, a decrease of $551,000 or 79%. Interest expense for the nine months ended September 30, 2011 was $781,000 compared to $2.5 million, a decrease of $1.7 million or 68%. The decreases in both the three and nine months ended September 30, 2011 were primarily due to a reduction in outstanding debt balances.

Provision for Income Taxes. Our effective tax rate for the nine months ended September 30, 2011 was 41.3%, including the impact of discreet benefit items, compared to 41.8% for the nine months ended September 30, 2010. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to the effect of certain permanent differences and state income taxes.

We intend to elect the use of a single sales factor for California state income tax apportionment purposes during the 2011 tax year. The state has issued a draft regulation regarding how market-based sourcing for income apportionment may be implemented. Due to uncertainties surrounding this draft regulation, we have not reflected the impact of adopting it in our tax provision calculations. It is anticipated that the state of California will adopt the regulations during the fourth quarter of 2011. If adopted as currently drafted, we believe that such change would result in a reduction of our effective tax rate.

Liquidity and Capital Resources

As of September 30, 2011, we had $121.7 million of cash and cash equivalents and $128.3 million in short-term investments. In September 2011, we completed a follow-on offering of our common stock, in which we sold and issued 1,400,000 shares of common stock. The shares were sold by the underwriters at a price of $20.49 per share, and we received proceeds of $27.4 million after deducting underwriting discounts and commissions. In connection with this offering, we incurred offering costs of $0.5 million. In May 2011, we completed our IPO in which we sold and issued 9,065,000 shares of common stock, including 634,565 shares issued pursuant to an over-allotment option granted to the underwriters. The shares were sold by the underwriters at a price of $19.00 per share and we received proceeds of $160.2 million after deducting underwriting discounts and commissions. We incurred offering costs of $2.9 million.

Prior to the IPO, substantially all of our operations and patent asset acquisitions had been financed through the private sale of equity securities, subscription fees collected from our clients and patent-seller financing. We had raised $64.4 million in a series of equity financings from venture capital firms and other investors of which $25.3 million was raised in connection with our sale of Series A and Series A-1 redeemable convertible preferred stock in August 2008 through December 2008, $35.3 million in connection with our sale of Series B redeemable convertible preferred stock in July 2009 and $3.8 million in connection with our sale of Series C redeemable convertible preferred stock in November 2010. All of the proceeds from our sale of Series C redeemable convertible preferred stock were used to repurchase shares owned by certain of our employees.

We believe our existing cash, cash equivalents, short-term investments and contractual payments due to us from existing clients will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future capital needs will depend on many factors, including, among other things, our acquisition of patent assets, addition and renewal of clients, development of new solutions and performance of general and administrative activities. We anticipate an increased level of patent acquisition spending as our business grows. Additionally, we may enter into potential investments in, or acquisitions of, complementary businesses which could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

As a public company, we incur costs that we had not previously incurred prior to our IPO, including, but not limited to, costs and expenses for directors fees, increased directors and officers insurance, investor relations fees, expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and The Nasdaq Global Market, on which our common stock is listed, and various other costs. The Sarbanes-Oxley Act of 2002 requires that we maintain effective disclosure controls and procedures and internal control over financial reporting.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$97,265	$100,829
Net cash used in investing activities	(195,740)	(63,293)
Net cash provided by (used in) financing activities	173,503	(24,762)
Net increase in cash and cash equivalents	75,028	12,774

Cash Flows from Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation, amortization, stock-based compensation and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2011 was $97.3 million, consisting of: net income of $22.2 million; adjustments for non-cash items of $46.5 million primarily due to $44.7 million of depreciation and amortization and $0.7 million of stock-based compensation (net of tax); and changes in working capital and non-current assets and liabilities totaling $28.6 million primarily from a decrease in accounts receivable of $10.6 million, an increase in deferred revenue of $15.0 million and an increase in accrued liabilities of $7.5 million. The increase in deferred revenue is due to revenue billings to new and existing clients of $126.4 million partially offset by $111.3 million of net revenue and other adjustments recorded during the period. Our client network grew from 72 clients at December 31, 2010 to 103 at September 30, 2011. The amount of deferred revenue in any given period varies with the addition of new clients, the mix of payment terms that we offer and the timing of invoicing existing clients.

Cash provided by operating activities for the nine months ended September 30, 2010 was $100.8 million and consisted of net income of $10.0 million, adjustments for non-cash items of $32.1 million and $58.7 million provided by changes in working capital and non-current assets and liabilities. The change in working capital resulted primarily from an increase in deferred revenue of $52.8 million due to the significant growth in our client network.

Cash Flows from Investing Activities

Cash used in investing activities primarily consists of acquisitions of patent assets and purchases of short-term marketable securities classified as available-for-sale. Net cash used in investing activities for the nine months ended September 30, 2011 was $195.7 million, of which $127.7 million represented net purchases of short-term investments and $63.8 million represented our acquisitions of patent assets. To further enhance our capability for market intelligence and data analysis, we acquired substantially all of the assets of two companies in separate transactions for cash consideration totaling $3.4 million.

We expect our cash used in investing activities to increase in the future as we acquire additional patents. Cash used by investing activities for the nine months ended September 30, 2010 was $63.3 million and primarily consisted of our acquisitions of patent assets for the period.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was $173.5 million. Net cash provided by financing activities during the nine months ended September 30, 2011 was due primarily to proceeds from our IPO and our follow-on offering, net of issuance costs of approximately $184.9 million, partially offset by the repayment of $18.1 million of notes payable and other obligations. Net cash used in financing activities for the nine months ended September 30, 2010 was $24.8 million, the majority of which represented the repayment of debt and other obligations.

Contractual Obligations and Commitments

There were no substantial changes to our contractual obligations or commitments during the nine months ended September 30, 2011. Please refer to “Part 1, Item 1. “Financial Statements” and “Notes to Consolidated Financial Statements, Note 12 – Commitments and Contingencies.”

Off Balance Sheet Arrangements

There were no substantial changes to our guarantee and indemnification obligations or other off balance sheet arrangements during the nine months ended September 30, 2011.

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

Interest Rate Sensitivity

We had cash, cash equivalents, restricted cash and short-term investments of $250.7 million at September 30, 2011. The Company’s cash balances (both, restricted and non-restricted) deposited in U.S. banks are non-interest bearing and insured up to the FDIC limits. Cash equivalents consist of institutional money market funds, U.S. Government and agency securities, municipal bonds and commercial paper denominated primarily in U.S. Dollars. Interest rate fluctuations affect the returns in our invested funds. Unrestricted cash and cash equivalents are held for working capital purposes and restricted cash amounts are held as security against credit card deposits and various lease obligations.

At September 30, 2011, our short-term investments of $128.3 million were primarily invested in U.S. Government and Agency securities, commercial paper and municipal bonds maturing between 90 days and 12 months. As of September 30, 2011, our investments were classified as available-for-sale and, consequently, were recorded at fair value in the consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in fair value of such assets below its carrying value is other-than-temporary. As of September 30, 2011, we had not recorded an impairment related to our investments in the consolidated statement of operations.

If overall interest rates had changed by 10% during the three or nine months ended September 30, 2011, the fair value of our investments would not have been materially affected.

Effect of Inflation

We believe that inflation has not had a material impact on our consolidated results of operations for the three and nine months ended September 30, 2011. There can be no assurance that future inflation will not have an adverse impact on our consolidated results of operations or financial condition.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments that approximate their fair values due to their short period of time to maturity. We do not use derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below before making a decision to buy our common stock. If any of the following risks actually occur, our business, financial condition, results of operations or growth prospects could be harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock. The risks described below are not the only risk facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. When making your investment decision, you should also refer to the other information set forth in this Form 10-Q, including our consolidated financial statements and the related notes, and our prospectus filed with the SEC on September 16, 2011.

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

If we introduce a higher fee schedule in the future, it may be more difficult for us to attract new clients. In order to attract clients, in certain cases we have previously offered, and may in the future offer, discounts or other contractual incentives to clients who execute multi-year subscription agreements or who make client referrals.

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

Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. The weighted-average term of our subscription agreements in effect as of September 30, 2011 was 2.8 years. As our overall membership base grows, we expect our renewal rate to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements may decrease. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

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

If Congress, the United States Patent and Trademark Office or courts implement additional legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect the operating results and business model for NPEs. This, in turn, could reduce the value of our solution to our current and potential clients. For example, limitations on the ability to bring patent enforcement claims, limitations on the number of defendants that can be joined in a single patent litigation action, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increased difficulty for parties making patent assertions to obtain injunctions, reductions in the cost to resolve patent disputes and other similar developments could negatively affect an NPE’s ability to assert its patent rights successfully, decrease the revenue associated with asserting or licensing an NPE’s patent rights and increase the cost of bringing patent enforcement actions. As a result, assertions and the threat of assertions by NPEs may decrease. If this occurs, companies may seek to resolve patent claims on an individual basis and be less willing to subscribe to our solution or renew their memberships. Furthermore, even if companies are interested in subscribing to our solution or maintaining their memberships, companies may be unwilling to pay the subscription fees that we propose. Any of these events could result in a material adverse effect to our business and operating results.

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

If clients do not perceive that the patent assets we acquire are relevant to their businesses, we will have difficulty attracting new clients and renewing existing clients, and our operating results will be harmed. Similarly, if clients are not satisfied with the amount we deploy to acquire patent assets, they may choose not to renew their subscriptions. These risks are greater if we elect to invest a significant amount of our capital on one or more acquisitions of patent assets.

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

In addition to competing for new clients, we also compete to acquire patent assets. Our primary competitors in the market for patent assets include other entities that seek to accumulate patent assets, including NPEs such as Acacia Research, Altitude Capital Partners, Coller IP, Intellectual Ventures, Millennium Partners and Rembrandt IP Management, along with patent-buying consortiums such as Allied Security Trust. Many of our current or potential competitors have longer operating histories, greater name recognition and significantly greater financial resources than we have. In addition, many NPEs that compete with us to acquire patent assets have complicated corporate structures that include a large number of subsidiaries, so it is difficult for us to know who the ultimate parent entity is and how much capital the related entities have available to acquire patent assets. We also face competition for patent assets from operating companies, including operating companies that are current or prospective clients.

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

We occasionally identify patent assets that cost more than we are prepared to spend with our own capital resources or that may be relevant only to a very small number of clients. In these circumstances, we may structure and coordinate a transaction in which certain of our clients contribute funds that are in addition to their subscription fees in order to acquire those patent assets. These structured acquisitions are complex and can be large and high profile. We may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any patent assets. These higher costs could adversely affect our operating results. If we are successful in the acquisition of patent assets, our role in managing the acquisition entity may also expose us to financial and reputational risks.

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

We also plan to incur additional operating expenses as we hire new personnel, including employees for client relations, patent research and analysis, development of reporting systems and general and administrative functions. From January 1 through September 30, 2011, our headcount grew from 66 to 99 employees. Because we intend to continue to hire aggressively, we expect our operating expenses to increase substantially. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. If we are not successful in generating additional revenue that is sufficient to offset these operating expense increases, our operating results may be harmed.

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

We receive a significant amount of our revenues from a limited number of clients, and if we are not able to obtain membership renewals from these clients, our revenue may decrease substantially.

We receive a significant amount of our revenue from a limited number of clients. For example, during the nine months ended September 30, 2011, our 10 highest revenue generating clients accounted for approximately 32% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients choose not to renew their memberships, or if our subscription fees from them decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

If we are unable to enhance our current solution or to develop or acquire new solutions to provide additional value to our clients and potential clients, we may not be able to maintain our growth, and our business may be harmed.

In order to attract new clients and retain existing clients, we need to enhance and improve our existing solution and introduce new solutions that meet the needs of our clients. We have in the past, and may in the future, seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our service offerings, enhance our technical capabilities or otherwise offer growth opportunities. We are currently taking steps to establish a risk retention group that will offer insurance to our clients to help manage their exposure to patent infringement claims brought by NPEs. We are also currently developing programs to facilitate joint defense agreements and cross-licensing arrangements among clients that pay us additional fees to participate in those arrangements.

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

We are investing significant management time and resources into developing products designed to provide insurance against NPE patent claims. We do not have prior experience in designing or providing insurance products. If we are not successful in launching and selling these insurance products, we will not realize the anticipated benefit of these investments, which could have an adverse effect on our growth prospects and our business may be harmed.

We expect to invest a significant amount of management time and financial resources in the development of products designed to provide insurance against NPE patent claims. We expect to provide some or all of the capital necessary to develop and operate this business. We do not have prior experience in designing insurance products, forming or operating an insurance business, attracting policyholders or establishing the pricing or terms of insurance policies. We cannot assure you that our patent insurance products will appeal to a significant number of our existing clients or attract new clients. If we are unsuccessful in implementing this business, we may not realize the anticipated benefits of our investments of capital and management attention, which could have an adverse effect on our financial performance and growth prospects and our business may be harmed.

If we are successful in launching insurance products for NPE patent claims, we will face the risks associated with operating an insurance business. If we fail to manage these risks, our results of operations and financial condition may be adversely affected.

If we are successful in launching our insurance products for NPE patent claims, we will face new risks associated with the operation of an insurance business. We have no prior experience in operating an insurance business, which includes assuming underwriting risk and setting premiums. There are many estimates and forecasts involved in predicting underwriting risk and setting premiums, many of which are subject to substantial uncertainty. If we do not estimate our underwriting risks and set our premiums successfully, we may incur larger losses on our policies than we expect, which could have an adverse effect on our results of operations and financial condition. Furthermore, the insurance market is highly regulated, so operation of an insurance business will expose us to additional laws and regulations. Compliance with such laws and regulations may be costly, which could affect our results of operations.

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

As a public company, we have incurred significant legal, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated public company reporting requirements. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules subsequently implemented by the SEC and The Nasdaq Stock Market, impose additional requirements on public companies, including enhanced corporate governance practices. For example, the listing requirements for The Nasdaq Stock Market provide that listed companies satisfy, among other things, certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of business conduct. Our management and other personnel devote a substantial amount of time to satisfy these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time consuming and costly.

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

Risks Related to Ownership of Our Common Stock

The trading price of our common stock has been volatile and is likely to be volatile in the future, and you might not be able to sell your shares at or above the price at which you purchased them.

Since our initial public offering in May 2011, our stock price has traded as high as $31.41 per share and as low as $14.46 per share. Further, our common stock has a limited trading history and an active trading market for our common stock may not be sustained in the future. The market price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Form 10-Q and others such as:

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

Our three largest stockholders and our directors and executive officers, in the aggregate, own approximately 70% of our outstanding common stock and will be able to exercise substantial control over all matters requiring stockholder approval. This concentration of ownership limits your ability to influence corporate matters.

As of September 30, 2011, affiliates of Index Ventures, affiliates of Charles River Ventures and KPCB Holdings, Inc. each beneficially own approximately 18% of our outstanding common stock, and our directors and executive officers and their affiliates, in the aggregate, beneficially own approximately 70% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. In addition, each of Index Ventures, Charles River Ventures and KPCB Holdings, Inc. currently have a representative on our Board of Directors.

If securities analysts do not continue to publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities analysts publish about us or our business. A limited number of securities analysts currently public research reports on us. If one or more of the analysts who covers us downgrades our stock or publishes unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Substantial future sales of shares by existing stockholders, or the perception that such sales may occur, could cause our stock price to decline, even if our business is doing well.

If our existing stockholders, particularly our directors and executive officers and the venture capital funds affiliated with our current directors, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline. Currently, only the shares of common stock sold in our follow-on public offering in September 2011 and our IPO in May 2011 are freely tradable, without restriction, in the public market. Our officers, directors and the holders of substantially all of our common stock have entered into contractual lock-up agreements with the underwriters of the IPO pursuant to which they have agreed not to sell or otherwise transfer any of their common stock or securities convertible into or exchangeable for shares of common stock for a period through the date 180 days after the date of the final prospectus for the IPO. Furthermore, our directors and certain of our security holders, including all of the selling stockholders in our follow-on public offering in September 2011, have entered into contractual lock-up agreements with the underwriters in that offering pursuant to which they agreed not to sell or otherwise transfer any of their common stock or securities convertible into or exchangeable for shares of common stock for a period through the date 90 days after the date of the final prospectus for the offering. However, the lead underwriters in the offerings permit holders to sell shares prior to the expiration of the lock-up agreements with the underwriters.

The 180-day restricted period and the 90-day restricted period under the lock-up agreements with the underwriters will be automatically extended if: (1) during the last 17 days of the 180-day or 90-day, as applicable, restricted period we issue an earnings release or announce material news or a material event; or (2) prior to the expiration of the 180-day or 90-day, as applicable, restricted period, we announce that we will release earnings results during the 15-day period following the last day of the 180-day or 90-day, as applicable, period, in which case the restrictions described in the preceding paragraph will continue to apply until the expiration of the 18-day period beginning on the date of release of the earnings results or the announcement of the material news or material event. In addition, MHV Partners LLC, an entity affiliated with Shelby Bonnie, and Sanford Robertson, both of whom purchased shares of our common stock in April 2011, have agreed with us to a one-year restricted period with respect to such shares.

After the contractual lock-up agreements described above expire, or such longer periods described above, up to an additional 35,376,856 shares will be eligible for sale in the public market, 33,990,581 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. In addition, some of these 35,376,856 shares are limited by restrictions on sales related to our right of repurchase on unvested shares.

Subject to expiration of the contractual lock-up agreements, some of our existing stockholders have demand and piggyback rights to require us to register with the SEC up to 33,552,759 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

In addition, shares that are subject to outstanding options or that may be granted in the future under our equity plans will be eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the contractual lock-up agreements and Rules 144 and 701 under the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

From January 1 to September 30, 2011, we granted awards for an aggregate of 2,386,748 shares of our common stock to our employees, consultants and other service providers. From January 1 to September 30, 2011, we issued and sold an aggregate of 1,289,313 shares of our common stock to our employees, consultants, and other service providers at prices ranging from $0.25 to $9.85 per share for an aggregate of $1,230,194 pursuant to exercises of options granted and a stock award. No underwriters were involved in the foregoing sales of securities. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 and Section 4(2) of the Securities Act. All securities described in this paragraph are deemed restricted securities for purposes of the Securities Act. The instruments representing such issued securities included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

Use of Proceeds

We completed an initial public offering of our common stock through a Registration Statement on Form S-1 (File No. 333-171817) that was declared effective by the SEC on May 3, 2011, which registered an aggregate of 9,695,000 shares of our common stock, including 1,264,565 shares that the underwriters had the option to purchase. On May 9, 2011, 9,065,000 shares of common stock were sold on our behalf and 630,000 shares of common stock were sold on behalf of the selling stockholders, at an initial public offering price of $19.00 per share, for an aggregate gross offering price of $172,235,000 to us, and $11,970,000 to the selling stockholders. The underwriters of the offering were Goldman Sachs & Co., Barclays Capital, Allen & Company LLC, Robert W. Baird & Co., Incorporated and Cowen and Company, LLC. Following the sale of the shares in connection with the closing of the IPO, the offering terminated.

As a result of the offering, we received net proceeds of approximately $160.2 million, net of underwriting discounts and commissions. We incurred offering costs of $2.9 million. The net offering proceeds have been invested in short-term investment-grade securities and money market funds.

Subsequently, in September 2011, we completed a follow-on offering in which we sold and issued 1,400,000 shares of common stock. The shares were sold by the underwriters at a price of $20.49 per share and we received proceeds of $27.4 million after deducting underwriting discounts and commissions. We incurred offering costs of $0.5 million. There has been no material change in the planned use of proceeds from our offering as described in our final prospectus filed on September 16, 2011, with the SEC pursuant to Rule 424(b).

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

101+

The following materials from the RPX Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 10, 2011 formatted in Extensible Business Reporting Language (XBRL):

(i)     Consolidated Balance Sheets,

(ii)    Consolidated Statements of Operations,

(iii)   Consolidated Statements of Cash Flows, and

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

RPX CORPORATION (Registrant)

DATE: November 10, 2011	By:	/s/ John A. Amster
John A. Amster
Chief Executive Officer and Director

DATE: November 10, 2011	By:	/s/ Adam C. Spiegel
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

101+

The following materials from the RPX Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 10, 2011 formatted in Extensible Business Reporting Language (XBRL):

(i)     Consolidated Balance Sheets,

(ii)    Consolidated Statements of Operations,

(iii)   Consolidated Statements of Cash Flows, and

(iv)   Related notes

X

+	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.