Form 10-K
period 2011-12-31
RPX Corp
filed 2012-03-26
CIK 1509432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER 001-35146

RPX CORPORATION

(Exact Name of Registrant as Specified In Its Charter)

DELAWARE	26-2990113
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

ONE MARKET PLAZA SUITE 800

SAN FRANCISCO, CALIFORNIA 94105

(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: (866) 779-7641

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $339.4 million as of June 30, 2011, which is the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The NASDAQ Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 50,044,818 shares of the registrant’s common stock issued and outstanding as of February 29, 2012.

Documents Incorporated by Reference:

Portions of the Definitive Proxy Statement for registrant’s Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2011.

RPX CORPORATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	trends and challenges in our business and the markets in which we operate;

•	the capabilities, benefits and effectiveness of our solution;

•	intellectual property;

•	our plans for future solutions, implementing new solutions and enhancements of our existing solution;

•	our expectations regarding our expenses and revenue;

•	our anticipated growth strategies;

•	our ability to retain and attract clients;

•	the regulatory environment related to our business; and

•	our expectations regarding competition.

The forward-looking statements in this Annual Report on Form 10-K involve known and unknown risks, uncertainties and other factors that may cause industry and market trends, or our actual results, level of activity, performance or achievements, to be materially different from any future trends, results, level of activity, performance or achievements expressed or implied by these statements. For a detailed discussion of these risks, uncertainties and other factors, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K. We undertake no obligation to revise or update forward-looking statements to reflect new information or events or circumstances occurring after the date of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Overview

RPX Corporation (together with its subsidiaries, “RPX”, “the Company”, “our”, “we” or “us”) was incorporated on July 15, 2008 in the state of Delaware. We help companies reduce patent-related risk and expense. Products and services in today’s economy increasingly incorporate innovative and complex technologies that are subject to a growing number of issued patents. As a result of this technology and patent proliferation, companies of all sizes can face significant challenges managing the risks and expenses arising from claims that their products and services infringe on patents owned by others.

We believe the process by which value is transferred from users to owners of patents lacks key attributes of more developed markets, such as an open exchange to execute transactions, transparent pricing information and broadly accepted standard contract terms. Because an orderly and efficient market for the exchange of patent value has yet to develop, this transfer of value is currently driven by litigation or the threat of litigation. Patent litigation today is a multi-billion dollar industry.

Our patent risk management solution facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. The core of our solution is defensive patent aggregation, in which we acquire patent assets that are being or may be asserted against our current and prospective clients. We then license these patent assets to our clients to protect them from potential patent infringement assertions. We believe our solution allows clients to mitigate patent risk at a lower cost than they would be able to achieve through other approaches. We also provide our clients with access to our proprietary patent market intelligence and data. Our solution offers the following benefits to our clients:

•

Reduced Risk of Patent Litigation – Clients reduce their exposure to patent litigation because we continuously assess patent assets available for sale and acquire many that are being or may be asserted against our clients or potential clients. Our clients have no litigation risk related to the patent assets that we own.

•

Cost-Effective Licenses – Our annual subscription fee is based on a client’s historical financial results and is subject to a cap. Accordingly, our subscription fee is predictable for our clients. We believe our approach to pricing is different than the pricing strategies of traditional patent licensing businesses, which generally negotiate license fees based on the perceived relevance of their various patent portfolios to each licensee. We believe our approach to pricing also provides clients with non-exclusive license rights to our large and growing portfolio of patent assets at a lower cost than they would have paid if these patent assets were owned by other entities.

•

Reduced Patent Risk Management Costs – Clients can reduce their ongoing patent risk management costs by supplementing their internal resources with our database of information and extensive transaction experience relating to the patent market. We actively monitor the patent market to understand the availability of patent assets for sale or license, the identity of the owners and licensors of these assets, the terms by which they may be available and the technologies to which these assets apply. We also track relevant litigation activity and identify key participants and trends in the patent market. As part of their subscription, our clients have access to this information through our proprietary web portal and through discussions with our client relations team.

The Market

The United States Constitution empowers Congress “to promote the progress of science and the useful arts by securing for limited times to authors and inventors the exclusive right to their respective writings and discoveries” through the grant of patents. Patent rights are a key component of a knowledge-based economy and are assets that can be bought, sold or licensed. We refer to the market in which participants exchange value related to patents as the “patent market.”

Patent litigation risk plagues operating companies of all sizes and has the potential to significantly disrupt business activities and distract from normal business operations. Both large and small companies can be affected by major verdicts or high settlement costs. Smaller companies may also find that the expense associated with defending against a patent assertion can have a significant adverse financial impact. We believe the extensive use of litigation and the threat of litigation prevents efficient transactions between the principal participants in the market: patent owners and operating companies.

Monetization of Patents

Historically, the following fundamental attributes of patents have enabled patent monetization:

•

Patents Provide a Limited Monopoly – In exchange for public disclosure of an invention, a patent owner is granted a monopoly over the use of a patented invention for a specified period, typically 20 years. Patent rights are negative rights, meaning that they generally enable a patent owner to exclude others from commercial exploitation of a patented invention, regardless of whether the patent owner has the resources to manufacture or commercialize the invention.

•

Patents Confer Negative Rights – As the owner of a negative right, a patent owner has recourse through litigation to prevent others from using, making or selling the patented invention. Even when the patented invention is only a component of a broader product or service, the negative right can be enforced against any product or service that incorporates the component.

•	Patents May Be Licensed – A patent owner can authorize use of the patented invention by one or more parties, typically in exchange for licensing fees.

•

Patents Are Assets That Can Be Transferred – A patent can be sold, in which case the negative right and monopoly associated with the patented invention are transferred to the buyer. When a patent is sold, the buyer’s negative rights are constrained by licenses granted by previous owners.

More recently, several developments have increased opportunities for patent monetization and created an environment that is more favorable to investing in patents for the purpose of generating financial returns. These developments include:

•

Improved Search Capabilities – The entire database of United States patents is now searchable on the Internet, enabling patent investors to quickly identify patents and their owners. The Internet also makes it much easier for patent owners to identify and research products and services that may relate to their patents.

•	Increasing Rate of Issuance of Technology Patents – Patents issued with class code identifiers that we classify as technology-related patents have more than doubled in that past 10 years.

•

Overlap of Technology Patents – Because inventors can patent incremental improvements to existing inventions, multiple patents can apply to single components of a product or service. Consequently, multiple patent owners may seek to extract license fees related to a single product or service. One example of this overlap of patents is semiconductor technology known as DRAM. Today, there are several thousand issued United States patents with “DRAM” specifically listed as a claim element. These DRAM patents span design, fabrication, testing and component technology including dies, capacitor, memory cells, transistors, integrated circuits, substrates and packaging. Each of those aspects may be covered by multiple patents that could be infringed by a DRAM semiconductor device or downstream product. Potential infringement of these patents could occur by anyone who makes, uses or sells a product using this technology.

•

Technology Convergence – Modern products and services incorporate numerous technology components. The evolution of mobile devices provides an example. This growth can be attributed to the expanded set of features and functionality incorporated in today’s smartphones, including touchscreens, Internet access, streaming video, media playback, application store readiness and other web-based services, and WiFi connectivity options.

•

More Companies Employing Patented Technologies – A growing number of companies, including non-technology companies, make, use and sell products or services that utilize patented inventions. For example, consumer banks now offer online bill pay as a standard feature, which relies on complex technologies that may be subject to many patents.

•

Specialized Appellate Court for Patent Cases – The United States Court of Appeals for the Federal Circuit was created in 1982 to serve as the central appellate venue for patent-related cases. We believe this centralization of patent-related appeals has resulted in a more uniform application of patent law. In addition, various federal district courts have adopted patent-specific rules of procedure to facilitate patent litigation. These factors have created a more attractive environment for patent assertions.

All of these developments have caused significant capital to flow to companies specifically formed to acquire and monetize patent assets.

Emergence and Growth of NPEs

Non-practicing entities, or NPEs, do not create or sell products or services, but instead exist to monetize patents through licensing and litigation. Some NPEs obtain patents through their own research and development efforts, while others accumulate patents through acquisitions. NPEs have become a major factor in the patent market and an important source of liquidity for patent owners.

Operating companies can incur significant costs to defend themselves against patent assertions by NPEs. At a minimum, companies faced with an assertion must respond to the assertion letter and evaluate the patents being asserted. If the assertion proceeds to trial, costs grow substantially. NPEs generally do not create or sell their own products or services and therefore are not susceptible to counter assertion, a common defensive strategy in patent disputes between operating companies.

We believe that the amount of capital raised by NPEs is currently in the billions of dollars. Some of the large awards and settlements received by NPEs have resulted in extensive media coverage, contributing to a significant influx of capital into the patent market. To date we have identified in excess of 1,000 unique NPE plaintiffs that have been active since 2005. In addition, many individual inventors and universities are also using litigation to monetize patents.

Our Solution and Benefits to Our Clients

We have pioneered an approach to help operating companies mitigate and manage patent risk and expense by serving as an intermediary through which they can participate more efficiently in the patent market. Operating companies that join our network pay an annual subscription fee and gain access to our patent risk management solution. The subscription fee is based on a capped fee schedule that is tied to a client’s revenue or operating income and remains in place over the life of a membership, with adjustments limited to Consumer Price Index increases. By offering a fee schedule that does not change based on our patent asset acquisitions, we divorce the amount of fees charged from the value of our patent assets. We believe our pricing structure creates an alignment of interests with our clients, allowing us to be a trusted intermediary for operating companies in the patent market.

Defensive Patent Aggregation

The core of our solution is defensive patent aggregation, in which we acquire patent assets that are being or may be asserted against our current and prospective clients. We then license these assets to our clients to protect them from potential patent infringement assertions. We acquire patent assets from multiple parties, including operating companies, individual inventors, NPEs and bankruptcy trustees. We also acquire patent assets in different contexts, including when they are made available for sale or license by their owners or to resolve threatened or pending litigation against our clients or prospective clients.

We have not asserted and will not assert our patents. We have never initiated patent infringement litigation, and our clients receive guarantees that we will never assert patents against them. We consider this guarantee to be of paramount importance in establishing trust with our clients. In addition, because we have minimal risk from infringement claims, we are able to engage in more transparent discussions regarding the value of patent assets with patent owners. Our ability to engage in transparent discussions with both operating companies and patent owners allows us to act as an effective intermediary between participants in the patent market. As a result, we provide a conduit through which value can flow between market participants at lower transaction costs than is typically the case when patents are monetized through litigation or the threat of litigation.

As a part of our solution, we provide extensive patent market intelligence and data to our clients. Clients can access this market intelligence and data through our proprietary web portal and through discussions with our client relations team. This market intelligence and data helps our clients better understand past and potential patent acquisition transactions, relevant litigation activity and key participants and trends in the patent market.

Benefits to Our Clients

In general, operating companies join our network to reduce their risk of patent litigation and the expected costs associated with patent risk management. In exchange for an annual subscription fee, which in some instances has been less than the costs associated with a single patent assertion, our clients gain access to the following benefits:

•

Reduced Risk of Patent Litigation – Clients reduce their exposure to patent litigation because we continuously assess patent assets available for sale and acquire many that are being or may be asserted against our clients or potential clients. Our clients have no litigation risk related to the patent assets that we own.

•

Cost-Effective Licenses – Our annual subscription fee is based on a client’s historical financial results and is subject to a cap. We believe our approach is different than the pricing strategies of traditional patent licensing businesses, which generally negotiate license fees based on the perceived relevance of their various patent portfolios to each licensee. We believe our approach to pricing also provides clients with non-exclusive license rights to our large and growing portfolio of patent assets at a lower cost than they would have paid if these patent assets were owned by other entities.

•

Reduced Patent Risk Management Costs – Clients can reduce their ongoing patent risk management costs by supplementing their internal resources with our database of information and extensive transaction experience relating to the patent market. We actively monitor the patent market to understand the availability of patent assets for sale or license, the identity of the owners and licensors of these assets, the terms by which they may be available and the technologies to which these assets apply. We also track relevant litigation activity and identify key participants and trends in the patent market. As part of their subscription, our clients have access to this information through our proprietary web portal and through discussions with our client relations team.

Our Strategy

Our mission is to transform the patent market by establishing RPX as the essential intermediary between patent owners and operating companies. Our strategy is to take advantage of the network effect of our business model by pursuing the following:

•

Growing Our Client Network – We intend to grow our client network by continuing to develop relationships with companies that have experienced NPE-initiated patent litigation and continuing to demonstrate the value of our patent risk management solution.

•

Acquiring Additional Patent Assets – We intend to continue to acquire patent assets that are being or may be asserted against current and prospective clients and to increase our role and expertise in the patent market. We believe our disciplined approach to valuing and acquiring patent assets will allow us to continue to deploy our capital in an efficient and effective manner to maximize the patent risk management benefits to our clients.

•

Enhancing Client Relations – We intend to continue to enhance our client relations team to ensure we deliver the highest levels of service and support to our clients, which we expect will drive client satisfaction and assist in our efforts to build trusting relationships with and retain clients as their subscription agreements come up for renewal. In addition, we intend to enhance our proprietary web portal to provide our clients with the most current intelligence and data on patent acquisition opportunities, relevant litigation activity and key participants and trends in the patent market.

•

Providing Additional Solutions – We believe we can generate additional sources of revenue by offering complementary solutions that further mitigate patent risks and expenses for operating companies. We intend to develop new solutions that will increase the value we provide for our current and prospective clients. For example, we have established a risk retention group that is offering insurance to selected clients interested in managing their exposure to patent infringement claims brought by NPEs although no such policies have been issued as of December 31, 2011. We also intend to facilitate joint defense agreements and cross-licensing arrangements among our clients. A joint defense agreement is an agreement among multiple defendants in a lawsuit to appoint one legal counsel or group of legal counsel to represent multiple defendants. A cross-licensing arrangement is an agreement among two or more parties to license some or all of their patent portfolios to each other.

•

Enhancing Our Capabilities Through Acquisitions – We occassionally evaluate the potential acquisition of businesses and technologies that can enhance our capabilities and our patent risk management solution.

Our Client Network

We have built a network of clients that includes some of the world’s most prominent technology companies, as well as many smaller and emerging companies. Our client network has grown rapidly since our inception, with 17 net client additions in 2009, 49 in 2010 and 40 in 2011. As of December 31, 2011, we had 112 clients.

We believe our patent risk management solution is broadly applicable to companies that design, make or sell technology-based products and services as well as to companies that use technology in their businesses. Our clients are active in a broad range of industries including consumer electronics, personal computers, e-commerce, software, media content and distribution, mobile communications and handsets, networking and semiconductors.

New Client Acquisitions

Our membership team identifies potential clients by prioritizing operating companies that have been subject to patent infringement claims initiated by NPEs. The membership team is responsible for educating potential clients on the benefits of our solution and explaining how our solution mitigates patent risk and expense. After we have communicated our business model to a prospective client, we invest considerable resources learning about the company’s business, providing information about the patent market and developing a relationship of trust with the executives responsible for patent-related matters. We also proactively monitor litigation activity related to each of our clients and certain prospective clients to help us direct our patent asset acquisition and membership sales efforts. In addition, we conduct a variety of marketing efforts to establish ourselves as a leading source of information in the patent market, including industry conferences and seminars, public relations and industry research.

Client Retention and Client Relations

After a company has become a client, the maintenance of the relationship is handled by our client relations team. One of the primary responsibilities of our client relations team is to maintain frequent dialogue with senior executives of our clients so we can better understand their patent risk profiles. Our continued success and our ability to retain clients depends on our ability to demonstrate that our patent risk management solution enables clients to avoid costs that, in aggregate, exceed their subscription fees. We refer to this concept as return on investment, or ROI.

Our client relations team also provides clients with patent market intelligence, updates on our patent asset acquisitions and assessments of the ROI delivered over the term of their memberships. We provide this information through direct discussions with our clients and also share information with them through our proprietary web portal. We believe our frequent interactions allow us to optimize our patent asset acquisition decisions, which lead to a more compelling ROI for our clients, thus supporting our client retention efforts.

Patent Asset Portfolio and Patent Asset Acquisition

We acquire patent assets that are being or may be asserted against current or prospective clients. As of December 31, 2011, we had deployed over $370 million to assemble a portfolio of patent assets. As of December 31, 2011, approximately one-third of our patent assets, based upon acquisition price, were acquired from brokers or other entities seeking to sell patent assets, while the balance was acquired out of litigation. The substantial majority of our 90 acquisitions through December 31, 2011 involved patent assets that we believed were relevant to multiple clients and/or prospective clients and were funded with our own capital resources, which consist of equity financing, subscription fee collections and seller financing. For the period from inception through December 31, 2011, the Company’s patent asset acquisition efforts were broadly diversified across the following market sectors: consumer electronics and personal computers; mobile communications and devices; semiconductors; e-commerce and software; and networking.

We occasionally identify patent assets that cost more than we are prepared to spend with our own capital resources of that may be relevant only to a very small number of clients. In these circumstances, we may structure and coordinate a transaction in which certain of our clients contribute funds that are in addition to their subscription fees in order to acquire those patent assets. These structured acquisitions may secure rights just for those clients who elect to participate in the transaction of, if we contribute capital, may include rights for all of our clients.

We apply a disciplined and proprietary methodology to valuing patents that is based primarily on our judgment regarding the costs our clients might incur from potential assertions of those patents if we were not to acquire them. A number of factors are involved in our valuation methodology, including the degree to which patent claims may describe technologies incorporated in clients’ products or services, the revenues our clients generate from products or services potentially affected by the patents, the extent to which the patents would be attractive to NPEs, and the legal quality of the patents and their likely validity. As part of our approach, we also consider the degree to which we have already acquired patent assets that were being or may be asserted against each of our clients.

Because each acquisition of a patent asset may create value for more than one client, we believe our acquisitions of patent assets create a network effect: the more patent assets we acquire results in greater patent risk mitigation for our clients, which we believe leads to greater opportunities to retain and grow our membership base.

Our patent analysts, members of our acquisitions team and our acquisitions committee employ a rigorous and disciplined approach to evaluate acquisition opportunities. When considering the acquisition of patent assets outside the context of an assertion or litigation, the key steps in this process include:

•	Initial Screen – A patent analyst reviews the basic patent information to form a general assessment of the portfolio’s alignment with current and prospective client interests.

•

Detailed Review – If the opportunity passes through the initial screen, a patent analyst reviews, analyzes and assesses the key independent claims of each patent being considered, materials provided by the seller and the possible assertion threat to our current and prospective clients. Our acquisitions team and patent analysts meet weekly to discuss and determine which potential acquisitions will advance to the next step of the evaluation process.

•

Valuation Analysis – For potential acquisitions that pass the detailed review, our acquisitions team employs our proprietary valuation methodology to determine the maximum value at which we can support an acquisition.

•

Acquisitions Approval Committee Review – The acquisitions approval committee, composed of members of our senior management, meets regularly to consider the acquisition of patent assets that have passed all prior screens. The committee reviews the patent and valuation analyses and considers the effect of the potential acquisition on our operating results prior to approving the pricing terms of any potential offer.

•

Negotiation and Closing – Following the approval of a bid amount and other acquisition terms, the acquisitions team makes an offer and negotiates to close a transaction. Once there is agreement with the seller regarding price and other terms, the acquisitions team coordinates extensive confirmatory diligence, which may include the completion of a detailed title review.

In situations where patents are already being asserted or litigated against our current or prospective clients, the evaluation process begins with the second step, our detailed review.

In some circumstances, we may consult with third-party experts to supplement our evaluation efforts, though our use of these consultants is not significant to our overall expenses and operation. Depending on the value of the transaction, the complexity of the evaluation process, the number of patent assets in the portfolio and the quality of the information provided by the seller, the patent acquisition process can range from as short as several weeks to more than six months.

We believe our position as a leading acquirer of patent assets gives us extensive access and visibility into the patent market. We closely track patent assets that become available on the market and, as of December 31, 2011, we had reviewed more than 3,300 patent portfolios since our inception. We believe our position in the market gives us direct access to a diverse group of patent sources, including brokers, individuals, companies, universities and law firms, all of which are familiar with our approach and acquisition criteria. We believe this familiarity provides us early notice of patent portfolios that are entering the market.

Competition

In our efforts to attract new clients and retain existing clients, we compete primarily against established patent risk management strategies within those companies. Companies employ a variety of other strategies to attempt to manage their patent risk, including internal buying or licensing programs, cross-licensing arrangements, patent-buying consortiums or other patent-buying pools and engaging legal counsel to defend against patent assertions. As a result, we spend considerable resources educating our existing and prospective clients on the potential benefits of our solution and the value and cost savings it may provide.

In addition to competing for new clients, we also compete to acquire patent assets. Our primary competitors in the market for patent assets are other entities that seek to accumulate patent assets, including NPEs such as Acacia Research, Altitude Capital Partners, Coller IP, Intellectual Ventures, Millennium Partners and Rembrandt IP Management, along with patent-buying consortiums such as Allied Security Trust. We also face competition for patent assets from operating companies, including current or potential clients of RPX, that seek to acquire patents or license patent assets in connection with new or existing product offerings.

We believe we compete favorably based on a number of factors:

•	our alignment of interest and strong relationships with our clients resulting from our pricing structure and guarantee never to assert our patent assets against our clients;

•

our ability to reduce the costs associated with patent market transactions by engaging in more transparent discussions based on the economic value of patent assets rather than discussions involving litigation or the threat of litigation;

•	our ability to increase efficiency and expand our role in the patent market as our client network and capital available for patent asset acquisitions grows; and

•	our extensive patent market expertise, relationships and transaction experience.

Nevertheless, many of our competitors and potential competitors have longer operating histories, greater name recognition, larger customer or membership bases and significantly greater financial, research, sales and marketing and other resources than we have. We expect to face additional competition from other established and emerging companies in the future.

We have pioneered a patent risk management solution focused on reducing patent-related risk and expense for operating companies. We believe we are the only for-profit company approaching patent risk management from this perspective. Our business model incorporates attributes that we believe provide us with key competitive strengths.

•

Alignment of Interests With Our Clients – Our business model aligns our interests with those of our clients. We have not asserted and will not assert our patents. We generate revenue from subscription fees that are based on our published fee schedule rather than the value of the patent assets we acquire or the potential costs associated with defending against assertions related to our patent assets. As a result, we have relationships with our clients that are based on trust, enabling them to communicate with us without concern that the information shared will be used against them.

•

Network Effect – As we add new clients, we generate new subscription fees that can be used to fund additional acquisitions of patent assets. These acquisitions enable us to further add new clients and to deliver greater value to our existing clients.

•

More Transparent Valuation Discussions – Most participants in the patent market either assert patents or face patent assertions. Because we do not assert patents and are not likely to have patents asserted against us, we are able to have more open and transparent discussions about the value of patent assets than other market participants whose discussions are directly affected by litigation or the threat of litigation.

•

Patent Market Expertise – Since our inception, we have been refining our processes for identifying potentially valuable patent assets, analyzing and evaluating those assets and executing transactions to acquire rights to those assets. We have developed an extensive set of skills, relationships, historical transaction data and methodologies for valuing patent assets.

Intellectual Property

We rely primarily on a combination of confidentiality, license and other contractual provisions and trademark, trade secret and copyright law to protect our proprietary intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use our technology. We rely on a dedicated internal team as well as third-party vendors and advisors to assist with the maintenance and prosecution of the patent assets and applications that we acquire.

Employees

As of December 31, 2011, we had 110 employees. Of the total employees, 30 are engaged in sales, marketing and corporate development, 26 in patent acquisition and research and 54 in finance, administration and operations. None of our employees is represented by a labor union, and we consider current employee relations to be good.

Corporate Information

We were incorporated in Delaware in July 2008. Our principal executive offices are located at One Market Plaza, Suite 800, San Francisco, California 94105. Our telephone number is (866) 779-7641. Our website address is www.rpxcorp.com. The information on, or that can be accessed through, our website is not part of this prospectus.

RPX ® and Rational Patent ® are our registered trademarks. Any other trademarks appearing in this prospectus are the property of their respective holders.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investor Relations section of our Web site at www.rpxcorp.com as soon as reasonably practicable after we file such material with the SEC. The other information posted on our Web site is not incorporated into this Annual Report.

Item 1A.	Risk Factors

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be carefully considered by investors before making an investment decision. Our business, financial condition and results of operations could be seriously harmed as a consequence of any of the following risks and uncertainties. The trading price of our common stock could decline due to any of these risks and uncertainties, and investors may lose all or part of their investment. These risks and uncertainties are not the only ones we face.

Additional risks and uncertainties not presently known to us or that we currently deem less significant also may impair our business, financial condition and results of operations, or result in a decline in the trading price of our common stock.

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

In addition to the factors described above, other factors that may affect our operating results include:

•	increases in the prices we need to pay to acquire patent assets;

•	increases in operating expenses, including those attributable to additional headcount and the costs of new business initiatives;

•	increased in operating expenses attributable to the formation and management of our risk retention group;

•	non-renewals from existing clients for any reason;

•	loss of clients, including through acquisitions or consolidations;

•	changes in our subscription fee rates or the pricing policies of our competitors;

•	our inability to acquire patent assets that are being asserted or may be asserted against our clients due to lack of availability, unfavorable pricing terms or otherwise;

•

changes in patent law and regulations and other legislation, as well as United States Patent and Trademark Office procedures or court rulings, that reduce the value of our solution to our existing and potential clients;

•	our lengthy and unpredictable membership sales cycle, including delays in potential clients’ decisions whether to subscribe to our solution;

•	changes in the accounting treatment associated with our acquisitions of patent assets, how we amortize those patent assets and how we recognize revenue under subscription agreements;

•	lower subscription fees from clients where the annual subscription fee decreases due to declining operating income or revenue of such clients;

•	our inability to effectively develop and implement new solutions that meet client requirements in a timely manner;

•	decreases in our clients’ and prospective clients’ costs of litigating patent infringement claims;

•	our inability to retain key personnel;

•	any significant changes in the competitive dynamics of our market, including new competitors or substantial discounting of services that are viewed by our target market as competitive to ours;

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

We have derived substantially all of our revenue from the sale of memberships to our patent risk management solution and we expect this will continue for the foreseeable future. As a result, widespread acceptance of this solution is critical to our future success. The market for patent risk management solutions is new and it is uncertain whether these solutions will achieve and sustain high levels of demand and market acceptance. Our success will depend, to a substantial extent, on the willingness of companies of all sizes to purchase and renew memberships as a way to reduce their patent litigation costs. If companies do not perceive the cost-savings benefits of patent risk management solutions, then wide market adoption of our solution will not develop, or it may develop more slowly than we expect. Either scenario would adversely affect our operating results in a significant way. Factors that may negatively affect wide market acceptance of our solution, as well as our ability to obtain new clients and renew existing clients, include:

•	uncertainty about our ability to significantly reduce patent litigation costs for a particular company;

•	reduced assertions from NPEs or decreased patent licensing fees owed to NPEs;

•	limitations on the ability of NPEs to bring patent claims or limitations on the potential damages recoverable from such claims;

•	reduced cost to our clients of defending patent assertion claims;

•	lack of perceived relevance and value in our existing patent asset portfolio by existing or potential clients;

•	concerns by existing or potential clients about our future ability to obtain rights to patent assets that are being or may be asserted against them;

•	reduced incentives to renew memberships if clients have vested in perpetual licenses in all patent assets that they believe are materially relevant to their businesses;

•	lack of sufficient interest by mid- and small-sized companies in our solution;

•	reduced incentive for companies to become clients because we do not assert our patent assets in litigation;

•	concerns that we might change our current business model and assert our patent assets in litigation;

•	budgetary limitations for existing or potential clients; and

•	the belief that adequate coverage for the risks and expenses we attempt to reduce is available from alternative products or services.

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

Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. The weighted-average term of our subscription agreements in effect as of December 31, 2011 was 2.8 years. As our overall membership base grows, we expect our renewal rate to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements may decrease. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

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

Until recently, our form of subscription agreement provided that we will use commercially reasonable efforts to spend at least a specified minimum amount each year to acquire patent assets related broadly to information technology. If we fail to meet this standard, the clients whose agreements contain this standard have the right to terminate their memberships. In addition, a select number of our subscription agreements also provide that if we fail in any year to acquire patent assets broadly related to information technology worth at least a specified amount that is lower than the minimum amount generally included in our subscription agreements, then those clients have the right to terminate their memberships, but not get a refund. If we fail to meet these standards and clients elect to terminate their memberships, our operating results will be harmed.

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

If Congress, the United States Patent and Trademark Office or courts implement additional legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect the operating results and business model for NPEs. This, in turn, could reduce the value of our solution to our current and potential clients. For example, limitations on the ability to bring patent enforcement claims, limitations on the number of defendants that can be joined in a single patent litigation action, limitations on potential liability for patent infringement, lower evidentiary standards and new procedures for invalidating patents, increased difficulty for parties making patent assertions to obtain injunctions, reductions in the cost to resolve patent disputes and other similar developments could negatively affect an NPE’s ability to assert its patent rights successfully, decrease the revenue associated with asserting or licensing an NPE’s patent rights and increase the cost of bringing patent enforcement actions. As a result, assertions and the threat of assertions by NPEs may decrease. If this occurs, companies may seek to resolve patent claims on an individual basis and be less willing to subscribe to our solution or renew their memberships. Furthermore, even if companies are interested in subscribing to our solution or maintaining their memberships, companies may be unwilling to pay the subscription fees that we propose. Any of these events could result in a material adverse effect to our business and operating results.

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

If clients do not perceive that the patent assets we acquire are relevant to their businesses, we will have difficulty attracting new clients and renewing existing clients, and our operating results will be harmed. Similarly, if clients are not satisfied with the amount we deploy to acquire patent assets, they may choose not to renew their subscriptions. These risks are greater if we elect to invest a significant amount of our capital in one or more acquisitions of patent assets.

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

Our acquisitions of patent assets are time consuming, complex and costly to consummate. We utilize many different transaction structures in our acquisitions and the terms of the acquisition agreements tend to be very heavily negotiated. As a result, we incur significant operating expenses during the negotiations even where the acquisition is ultimately not consummated. Even if we successfully acquire particular patent assets, there is no guarantee that we will generate sufficient revenue related to those patent assets to offset the acquisition costs. While we conduct confirmatory due diligence on the patent assets we are considering for acquisition, we may acquire patent assets from a seller who does not have proper title to those assets. In those cases, we may be required to spend significant resources to defend our interests in the patent assets and, if we are not successful, our acquisition may be invalid, in which case we could lose part or all of our investment in the assets.

We occasionally identify patent assets that cost more than we are prepared to spend with our own capital resources or that may be relevant only to a very small number of clients. In these circumstances, we may structure and coordinate a transaction in which certain of our clients contribute funds that are in addition to their subscription fees in order to acquire those patent assets. These structured acquisitions are complex and can be large and high profile. We may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any patent assets. These higher costs could adversely affect our operating results. Our roles in structuring the acquisition and managing the acquisition entity, if one is used, may expose us to financial and reputational risks.

Our business model is new and complex, requiring estimates and judgments by our management. Our estimates and judgments are subject to changes that could adversely affect our operating results.

Our patent risk management business model is new and therefore our accounting and tax treatment has limited precedent. The determination of patent asset amortization expense for financial and income tax reporting requires estimates and judgments on the part of management. Some of our patent asset acquisitions are complex, requiring additional estimates and judgments on the part of our management. From time to time, we evaluate our estimates and judgments. However, such estimates and judgments are, by their nature, subject to risks, uncertainties and assumptions, and factors may arise that lead us to change our estimates or judgments. If this or any other changes occur, our operating results may be adversely affected. Furthermore, if the accounting or tax treatment is challenged, we may have to spend considerable time and expense defending our position and we may be unable to successfully defend our accounting or tax treatment, any of which could adversely affect our business and operating results.

We plan to substantially increase our operating expenses to expand our operations, and those increased expenses may negatively impact our profitability.

We expect to significantly increase future expenditures to develop and expand our business, including making substantial expenditures to acquire patent assets and develop new solutions. One of those new solutions, the issuance of insurance policies by our risk retention group to cover the costs of NPE patent claims, may cause us to incur substantial additional operating expenses. Our efforts to develop this and other new solutions will result in an increase in our operating expenses with no assurance that such solutions will result in additional revenue that is sufficient to offset the additional expenses we incur.

We also plan to incur additional operating expenses as we hire new personnel, including employees for client relations, patent research and analysis, development of reporting systems and general and administrative functions. From January 1 through December 31, 2011, our headcount grew from 66 to 110 employees. Because we intend to continue to hire aggressively, we expect our operating expenses to increase substantially. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. If we are not successful in generating additional revenue that is sufficient to offset these operating expense increases, our operating results may be harmed.

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

We receive a significant amount of our revenue from a limited number of clients. For example, during the year ended December 31, 2011, our 10 highest revenue generating clients accounted for approximately 31% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients choose not to renew their memberships, or if our subscription fees from them decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

If we are unable to enhance our current solution or to develop or acquire new solutions to provide additional value to our clients and potential clients, we may not be able to maintain our growth, and our business may be harmed.

In order to attract new clients and retain existing clients, we need to enhance and improve our existing solution and introduce new solutions that meet the needs of our clients. We have in the past, and may in the future, seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our service offerings, enhance our technical capabilities or otherwise offer growth opportunities. We have established a risk retention group to offer insurance to our clients to help manage their exposure to patent infringement claims brought by NPEs. We are also currently developing programs to facilitate joint defense agreements and cross-licensing arrangements among clients that pay us additional fees to participate in those arrangements.

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

We are investing a significant amount of management time and financial resources in the development of products designed to provide insurance against NPE patent claims. We have provided capital to develop and initially operate this business. We do not have prior experience in designing insurance products, forming or operating an insurance business, attracting policyholders or establishing the pricing or terms of insurance policies. We cannot assure you that our patent insurance products will appeal to a significant number of our existing clients or attract new clients. If we are unsuccessful in implementing this business, we may not realize the anticipated benefits of our investments of capital and management attention, which could have an adverse effect on our financial performance and growth prospects and our business may be harmed.

Following the launch of insurance products for NPE patent claims, we now face the risks associated with operating an insurance business. If we fail to manage these risks, our results of operations and financial condition may be adversely affected.

We now offer insurance products for NPE patent claims, and therefore face new risks associated with the operation of an insurance business. We have no prior experience in operating an insurance business, which includes assuming underwriting risk and setting premiums. There are many estimates and forecasts involved in predicting underwriting risk and setting premiums, many of which are subject to substantial uncertainty. If we do not estimate our underwriting risks and set our premiums successfully, we may incur larger losses on our policies than we expect, which could have an adverse effect on our results of operations and financial condition. Furthermore, the insurance market is highly regulated, so operation of an insurance business will expose us to additional laws and regulations. Compliance with such laws and regulations may be costly, which could affect our results of operations.

We have experienced rapid growth in recent periods, and we plan to continue to grow our operations to support our current solution and the development of new solutions. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We have substantially expanded our overall business, headcount and operations in recent periods. We plan to expand our operations and headcount in the future in order to support our efforts to increase our membership base, continue to acquire valuable patent assets and develop additional solutions. Further, increases in our membership base could create challenges in our ability to provide our solutions and support our clients. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures. As a result, we may be unable to manage our business effectively in the future, which may negatively impact our operating results.

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

We may become involved in patent or other litigation proceedings related to our clients. Our involvement could cause us to expend significant resources. It could also require us to disclose information related to our clients, which could cause such clients not to renew their subscriptions with us.

The patent market is heavily impacted by litigation. As a result, we may be required, by subpoena or otherwise, to participate in patent or other litigation proceedings related to our clients. Our participation in any such proceedings could require us to expend significant resources and could also be perceived as adverse to the interests of our clients or potential clients if we are required to disclose any information about our clients that we have gathered in the course of their memberships. These additional expenditures and potential disclosures could make it more difficult for us to attract new clients and retain existing clients, and our results of operations could be harmed. For example, on March 7, 2012, a complaint was filed against the Company and some of its clients. The complaint alleges that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The plaintiff seeks unspecified monetary damages and injunctive relief. Because the case is at a very early stage, the Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred nor can it estimate the range of the potential loss that may result from this litigation.

Interpretations of current laws and the passage of future laws could harm our business and operating results.

Because of our limited operating history and our presence in an emerging industry, the application to us of existing United States and foreign laws is unclear. Many laws do not contemplate or address the specific issues associated with our patent risk management solution or other products and services we may provide in the future. It is possible that courts or other governmental authorities will interpret existing laws regulating risk management and insurance, competition and antitrust practices, taxation, the practice of law and patent usage and transfers in a manner that is inconsistent with our business practices. Our business, prospects, financial condition and results of operations may be harmed if our operations are found to be in violation of any existing laws or any other governmental regulations that may apply to us. Additionally, existing laws and regulations may restrict our ability to deliver services to our clients, limit our ability to grow and cause us to incur significant expenses in order to comply with such laws and regulations. Even if our business practices are ultimately not affected, we may incur significant cost to defend our actions, incur negative publicity and suffer substantial diversion of management time and effort. This could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to acquire patent assets, develop new solutions or enhance our existing solution, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings or enter into credit agreements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

As a public company, we have incurred significant legal, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. The Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules subsequently implemented by the SEC and The Nasdaq Stock Market, impose additional requirements on public companies, including enhanced corporate governance practices. For example, the listing requirements for The Nasdaq Stock Market provide that listed companies must satisfy, among other things, certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of business conduct. Our management and other personnel devote a substantial amount of time to satisfy these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time consuming and costly.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have internal financial and accounting controls and procedures adequate to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We have in the past discovered, and may in the future discover, areas of our internal financial and accounting controls and procedures that need improvement. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting as of December 31, 2012, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. We need to hire additional accounting and financial staff, improve our existing controls and implement new processes. We cannot be certain that our actions to improve our internal controls over financial reporting will be sufficient, or that we will be able to implement our planned processes and procedures in a timely manner. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline. In addition, a delay in compliance with Section 404 could subject us to sanctions or investigations by The Nasdaq Stock Market, the SEC or other regulatory authorities, make us ineligible for short form resale registrations or result in the inability of registered broker-dealers to make a market in our common stock, any of which could further reduce our stock price and could harm our business.

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

Our business operations depend on our ability to maintain and protect our facility, computer systems and personnel, which are primarily located in the San Francisco Bay Area. The San Francisco Bay Area is in close proximity to known earthquake fault zones. Our facility and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods and similar events. Should earthquakes or other catastrophes such as fires, floods, power outages, communication failures or similar events disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, which stoppage could have a negative effect on our operating results. Acts of terrorism, widespread illness and war could also have a negative effect at our international and domestic facilities.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock has been volatile and is likely to be volatile in the future, and you might not be able to sell your shares at or above the price at which you purchased them.

Since our initial public offering in May 2011, our stock price has traded as high as $31.41 per share and as low as $11.97 per share. Further, our common stock has a limited trading history and an active trading market for our common stock may not be sustained in the future. The market price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	variations in our financial condition and operating results;

•	adoption or modification of laws, regulations, policies, procedures or programs applicable to our business, including those related to the enforcement of patent claims;

•	announcements of technological innovations, new products and services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	addition or loss of significant clients;

•	recruitment or departure of members of our Board of Directors, management team or other key personnel;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	market conditions in our industry and the economy as a whole;

•	price and volume fluctuations in the overall stock market or resulting from inconsistent trading volume levels of our shares;

•	lawsuits threatened or filed against us;

•	sales of our common stock by us or our stockholders; and

•	the opening or closing of our employee trading window.

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

Our three largest stockholders and our directors and executive officers, in the aggregate, own approximately 69% of our outstanding common stock and will be able to exercise substantial control over all matters requiring stockholder approval. This concentration of ownership limits your ability to influence corporate matters.

As of December 31, 2011, affiliates of Index Ventures, affiliates of Charles River Ventures and KPCB Holdings, Inc. each beneficially owns approximately 17% of our outstanding common stock, and our directors and executive officers and their affiliates, in the aggregate, beneficially own approximately 16% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. In addition, each of Index Ventures, Charles River Ventures and KPCB Holdings, Inc. currently has a representative on our Board of Directors.

If securities analysts do not continue to publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities analysts publish about us or our business. A limited number of securities analysts currently publish research reports on us. If one or more of the analysts who covers us downgrades our stock or publishes unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

As of December 31, 2011, some of our existing stockholders have demand and piggyback rights to require us to register with the SEC approximately 33,600,000 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

In addition, shares that are subject to outstanding options or that may be granted in the future under our equity plans will be eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease approximately 62,000 square feet of office space in two locations in San Francisco, California pursuant to leases that expire in April 2013. We also maintain sales offices in Japan and Finland. We believe that our current facilities are suitable and adequate to meet our current needs and we intend to add new facilities or expand existing facilities as we add employees. We believe that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

In March 2012, we entered into an amended lease agreement to increase our San Francisco, California office space to approximately 67,000 total square feet from May 2013 through October 2019.

Item 3.	Legal Proceedings

We are currently not party to any material legal proceedings. We may from time to time become involved in litigation relating to claims arising from our ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is currently traded on The NASDAQ Global Select Market under the symbol “RPXC” and has been traded on NASDAQ since our initial public offering on May 4, 2011. The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported on The NASDAQ Global Select Market.

	High	Low
For the year ended December 31, 2011:
Second Quarter (from May 4, 2011)	$31.41	$23.00
Third Quarter	$29.75	$19.66
Fourth Quarter	$20.29	$11.97

At March 16, 2012, there were 52 stockholders of record of our common stock.

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

From January 1 to December 31, 2011, we granted awards for an aggregate of 2,720,498 shares of our common stock to our employees, consultants and other service providers, of which 1,876,149 were unregistered. From January 1, 2011, we issued and sold an aggregate of 750,342 unregistered shares of our common stock to our employees, consultants and other service providers at prices ranging from $0.25 to $2.38 per share for an aggregate of $497,119 pursuant to exercises of options and a stock award. No underwriters were involved in the foregoing sales of securities. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 and Section 4(2) of the Securities Act. All securities described in this paragraph are deemed restricted securities for purposes of the Securities Act. The instruments representing such issued securities included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors may deem relevant.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of RPX Corporation under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows a comparison from May 4, 2011 (the date our common stock commenced trading on The Nasdaq Global Select Market) through December 31, 2011 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq-100 Technology Sector Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq-100 Technology Sector Index assume reinvestment of dividends.

	5/4/11	5/11	6/11	7/11	8/11	9/11	10/11	11/11	12/11
RPX Corporation	100.00	121.02	117.38	112.02	113.48	86.73	65.16	59.13	52.97
NASDAQ Composite	100.00	97.51	95.31	94.82	89.13	80.52	90.39	88.27	87.53
NASDAQ 100 Technology Sector	100.00	97.87	94.90	97.90	92.66	89.58	100.18	97.63	96.84

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Item 6.	Selected Financial Data

The selected consolidated financial data for the years ended December 31, 2011, 2010 and 2009, as well as the consolidated balance sheet data as of December 31, 2011 and 2010, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the period from Inception (July 15, 2008) to December 31, 2008 as well as the consolidated balance sheet data as of December 31, 2009 and 2008 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Year Ended December 31,			Period from Inception (July 15, 2008) to December 31, 2008
	2011	2010	2009
	(in thousands, except per share data)
Revenue	$154,044	$94,874	$32,822	$792
Cost of revenue	67,371	43,602	17,710	2,551
Selling, general and administrative expenses	40,593	23,917	10,250	2,595
Loss on sale of patent assets, net	—	536	—	—

Operating income (loss)	46,080	26,819	4,862	(4,354)
Interest income	197	275	15	34
Interest expense	(925)	(3,051)	(4,384)	(830)
Other income (expense), net	5	(12)	(72)	—

Income (loss) before provision for (benefit from) income taxes	45,357	24,055	421	(5,150)
Provision for (benefit from) income taxes	16,225	10,184	(1,513)	—

Net income (loss)	$29,132	$13,871	$1,934	$(5,150)

Less: allocation of net income to participating stockholders	9,435	12,479	1,934	—

Net income (loss) available to common stockholders-basic	$19,697	$1,392	$—	$(5,150)

Undistributed earnings re-allocated to common stockholders	613	279	—	—

Net income (loss) available to common stockholders-diluted	$20,310	$1,671	$—	$(5,150)

Net income (loss) per common share:
Basic	$0.61	$0.24	$—	$(8.94)
Diluted	$0.57	$0.23	$—	$(8.94)

Weighted-average shares used in computing net income (loss) per common share:
Basic	32,032	5,747	2,148	576
Diluted	35,920	7,164	2,169	576

	As of December 31,
	2011	2010	2009	2008
Cash, cash equivalents, and short-term investments	$233,725	$46,656	$28,928	$14,316

Patent assets, net	163,352	126,508	82,759	55,792

Deferred revenue, including current portion	108,275	82,440	24,691	16,895
Notes payable and other obligations, including current portion	5,056	23,583	38,750	33,008
Total liabilities	138,910	123,522	66,161	50,337
Redeemable convertible preferred stock	—	62,793	59,012	25,193
Total stockholders’ equity (deficit)	299,084	10,707	(1,249)	(3,424)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.

Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” section in Item 1A of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to revise or update forward-looking statements to reflect new information or events or circumstances occurring after the date of this Annual Report on Form 10-K.

Overview

RPX helps companies reduce patent-related risk and expense. We provide a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. As of December 31, 2011, we had a network of 112 clients.

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

For the year ended December 31 2011, revenue grew to $154.0 million from $94.9 million for the year ended December 31, 2010 and $32.8 million for the year ended December 31, 2009, respectively. During 2011, 2010 and 2009, we added 40, 49, and 17 net new clients, respectively, bringing our total client network to 112. We ended the 2011 year with total deferred revenue of $108.3 million.

We believe that the amount that we spend to acquire patent assets is a key driver of the value that we create for our clients. We measure acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated and structured acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital. During the year ended December 31, 2011, we completed 37 acquisitions of patent assets with gross acquisition spend of $103.8 million and net acquisition spend of $99.2 million. During the same period, we completed one structured acquisition. During the year ended December 31, 2010, our gross acquisition spending totaled $146.4 million and our net acquisition spend totaled $88.6 million. From our inception through December 31, 2011, we had completed 90 acquisitions of patent assets with gross acquisition spend of approximately $371.7 million and net acquisition spend of $290.0 million.

In May 2011, we completed our initial public offering, in which we sold and issued 9,065,000 shares of common stock, including 634,565 shares issued pursuant to an over-allotment option granted to the underwriters. The shares were sold by the underwriters at a price of $19.00 per share and we received proceeds of $160.2 million after deducting underwriting discounts and commissions. We incurred offering costs of $2.9 million associated with our initial public offering. In September 2011, we completed a follow-on offering in which we sold and issued 1,400,000 shares of common stock. The shares were sold by the underwriters at a price of $20.49 per share and we received proceeds of $27.4 million after deducting underwriting discounts and commissions. We incurred offering costs of $0.5 million associated with the follow-on offering.

Key Components of Results of Operations

Revenue. Subscription revenue is revenue recognized from our subscription agreements with clients and represents substantially all of our revenue to date. Subscription revenue consisted of 98%, 99%, and 100% of total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Subscription revenue will be positively or negatively impacted by the financial performance of our clients since their subscription fees are typically reset yearly based upon their most recently reported annual financial results. We expect that subscription fee revenue will increase with the growth of our client network. We have also received revenue from the sale of licenses and fee income in connection with structured acquisitions. In the future, we may receive other revenue and fee income from newly introduced products and services.

Our subscription agreements are generally non-cancelable and state that fees paid are non-refundable. We recognize revenue from our subscription agreements ratably over the term of the agreement. We invoice the majority of our clients annually, with the first payment due shortly after the execution of the subscription agreement and each future payment due upon the annual anniversary date of the subscription agreement. Clients are generally invoiced 45 days prior to a scheduled payment date. We record the amount of subscription fees billed as deferred revenue once the related contract period has begun, and recognize those amounts as revenue ratably over the period of time for which the billed fees apply.

Cost of Revenue. Cost of revenue primarily consists of amortization expense related to acquired patent assets. Acquired patent assets are typically capitalized and amortized ratably over the shorter of their estimated useful life or the remaining statutory life. In certain instances, where we acquire additional patent rights that have related client committed cash flows that extend beyond the statutory life of the underlying patents, the useful life for the additional patent rights may extend beyond the remaining statutory life of the patents. Also included in the cost of revenue are expenses incurred to maintain and prosecute patents and patent applications and the portion of our amortization expense related to capitalized internal-use software that is used in client-facing applications. We expect our cost of revenue to increase in the future as we add additional patent assets to our existing portfolio to support our existing and future clients.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of salaries and related expenses, including stock-based compensation, facility costs, professional fees, travel costs, cost of marketing programs, legal costs and other corporate expenses. We expect that in the foreseeable future, selling, general and administrative expenses will increase as we seek to serve more clients, develop new products and services, and support our operations and compliance requirements as a public company.

Stock-based compensation relates to stock awards issued to employees, directors and non-employees. We recognize stock-based compensation as an expense in the statement of operations based on the fair value and the requisite service period, which is typically the vesting period, of each stock award. These charges have been significant in the past and they may increase as we hire more employees and seek to retain existing employees.

Provision for Income Taxes. Income taxes are accounted for using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Based on available information, we believe it is more-likely-than-not that our deferred tax assets will be fully realized. Accordingly, we have not applied a valuation allowance against our net deferred tax balances as of December 31, 2011 or 2010.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that, of our significant accounting policies, which are described in Note 2 of our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition. Our primary source of revenue is fees paid by our clients under subscription agreements. We recognize revenue, net of any discounts or other contractual incentives, when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	delivery of the subscription or services has commenced;

•	the collection of related fees is reasonably assured; and

•	the amount of related fees is fixed or determinable.

If a subscription agreement contains contingent or non-standard performance criteria to be met, we defer recognizing revenue until the satisfaction of such conditions. If a subscription agreement contains a discount or other contractual incentive, we recognize revenue net of any such amounts.

Executed agreements are used as evidence of an arrangement. Our subscription agreements are typically non-cancelable by either party and require us to provide membership services over a specific subscription term. Given that delivery occurs with the passage of time, and that our subscription service comprises a single deliverable, we recognize subscription revenue ratably over the term of the subscription agreement. Our cash collectability is reasonably assured as our clients are generally required to pay their subscription fees before we provide the service or within a very short time period thereafter. We assess whether the fee is fixed or determinable based on each client’s respective agreement.

To the extent that we are contractually able, our clients receive a term license to, and a release from all prior damages associated with, patent assets in our portfolio. The term license to each patent asset converts to a perpetual license at the end of a contractually specified vesting period provided that the client is a member at such time. We do not view the conversion from a term license to perpetual license to be a separate deliverable in our arrangements with our clients because the utility of, access to and freedom to practice the inventions covered by the patent asset are no different between a term and perpetual license. We do not view providing longer term access to the patent asset as a new deliverable separate from the term license.

In some instances, we accept a payment from a client to finance part or all of the acquisition of patent assets. We refer to such transactions as structured acquisitions. We refer to structured acquisitions where we accept payment from more than one client as a syndicated acquisition. The accounting for structured acquisitions is complex and requires significant judgment on the part of our management. In structured acquisitions that result in the purchase of a patent license by a client, we may recognize revenue on a gross basis related to such purchase. In circumstances where we substantively act as an agent to acquire patent assets from a seller on behalf of clients who are paying for such assets separately from their subscription agreements, we may treat the client payments on a net basis. When treated on a net basis, there is no revenue recognized and the basis of the acquired patent assets excludes the amounts paid by the contributing clients based on our determination that we are not the principal in these transactions. In these situations, where we substantively act as an agent, the contributing clients are typically defendants in an active or threatened patent infringement litigation filed by the owner of a patent. Our involvement is to assist our clients to secure a dismissal from litigation and a license to the underlying patents.

Key indicators evaluated to reach the determination that we are not the principal in the transaction include:

•

the seller is generally viewed as the primary obligor in the arrangement, given that it owns and controls the underlying patent(s) and thus has the absolute authority to grant and deliver any release from past damages and dismissal from litigation, as well the general terms of the license granted;

•	we have no inventory risk as the clients generally enter into their contractual obligations with us prior to or contemporaneous with our entry into a contractual obligation with the seller;

•

we are not involved in the determination of the product or service specification and have no ability to change the product or perform any part of the service in connection with these transactions, as the seller owns the underlying patent(s); and

•	we have limited or no credit risk, as each respective client has a contractually binding obligation, and in many instances we collect the client contribution prior to making a payment to the seller.

Amortization of Patent Assets. We capitalize the fair value of acquired patent assets as intangible assets. Because each client receives a license to the vast majority of our patent assets, we are unable to reliably determine the pattern over which our patent assets are consumed. As a result, we amortize each patent asset on a straight-line basis. The amortization period is generally equal to the shorter of the asset’s estimated useful life and remaining statutory life. We estimate the useful life based upon the period of time over which we expect these assets to contribute directly or indirectly to our future cash flows, generally from 24 months to 60 months. We take into account various factors in making estimates regarding the useful life of our patent assets, including the applicability of the assets to future clients, the vesting period for current clients to obtain perpetual licenses to such patent assets, any contractual commitments by clients that are related to such patent assets, our estimate of the period of time during which we may sign subscription agreements with prospective clients that may find relevance in the patent assets, the vesting period for which such clients earn the right to a perpetual license in the asset and the remaining contractual term of our existing clients at the time of acquisition. The assessment of many of these factors requires significant management judgment, and changes to these judgments could affect the amortization period of our patent assets and our results of operations. In certain instances, where we acquire additional patent rights that have related committed cash flows from clients that extend beyond the statutory life of the underlying patents, the useful life for the additional patent rights may extend beyond the statutory life of the patents. We periodically evaluate our estimates to assess any adjustments that may be required to the remaining useful life of our patent assets.

Accounting for Stock-Based Awards. We recognize the fair value of our stock awards on a straight-line basis over the requisite service period. To estimate the fair value of a stock option, we use the Black-Scholes pricing model. This model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. For all stock options granted to date, we calculated the expected term using the SEC simplified method. We have limited information on our own past volatility and we have a limited operating history. Therefore, we have estimated the volatility data based on a study of publicly traded industry peer companies. For purposes of identifying these peer companies, we considered the industry, stage of development, size, and financial leverage of potential comparable companies. The estimated forfeiture rate is derived primarily from our historical data, and the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of our stock options. The weighted-average assumptions for estimating the fair value of our stock options are as follows:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.44%	2.00%	2.46%
Expected volatility	59%	59%	122%
Expected dividend yield	—	—	—
Expected term	6.4 years	6.2 years	6 years

Prior to our initial public offering, the fair values of the common stock underlying our stock options had been determined by our board of directors with input from management, and our board of directors intended all stock options to be exercisable at a price per share not less than the per share fair market value of our common stock underlying those options on the date of grant. In the absence of a public trading market for our common stock, our board of directors determined the fair value of the common stock utilizing methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, referred to herein as the AICPA Practice Guide. Pursuant to the AICPA Practice Guide, prior to our initial public offering our board of directors determined the fair value of our common stock-based in part on an analysis of relevant metrics, including some or all of the following for each grant date:

•	contemporaneous valuations of our common stock;

•	prices for our convertible preferred stock that we sold to outside investors in arm’s-length transactions, and the rights, preferences and privileges of our preferred stock and our common stock;

•	our financial condition and results of operations during the relevant period;

•	developments in our business, including growth in our business operations and membership base;

•	forecasts of our financial results; and

•

the likelihood of achieving a liquidity event for the shares of common stock underlying the stock options, such as an initial public offering or sale of our company, given prevailing market conditions and our relative financial condition at the time of grant.

Accounting for Income Taxes. We account for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

We recognize tax liabilities in accordance with ASC 740 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

The tax expense or benefit for extraordinary items, unusual or infrequently occurring items and items that do not represent a tax effect of current-year ordinary income are treated as discrete items and recorded in the interim period in which the events occur.

Our effective tax rate could be adversely affected by changes in federal, state or foreign tax laws, certain non-deductible expenses arising from stock-based awards and changes in accounting principles. The Internal Revenue Service and State of California Franchise Tax Board are currently examining our 2009 and 2008 tax years. We do not expect a material impact on our consolidated financial statements as a result of these examinations. The tax periods open to examination by federal and most state tax authorities includes 2008 through 2011. For our foreign jurisdictions, the 2009 through 2011 tax years remain open to examination by their respective tax authorities.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of operations data (in thousands). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Year Ended December 31,
	2011	2010	2009
Revenue	$154,044	$94,874	$32,822
Cost of revenue	67,371	43,602	17,710
Selling, general and administrative expenses	40,593	23,917	10,250
Loss on sale of patent assets, net	—	536	—

Operating income	46,080	26,819	4,862
Interest income	197	275	15
Interest expense	(925)	(3,051)	(4,384)
Other income (expense), net	5	12	(72)

Income before provision for (benefit from) income taxes	45,357	24,055	421
Provision for (benefit from) income taxes	16,225	10,184	(1,513)

Net income	$29,132	$13,871	$1,934

The following table sets forth, for the periods indicated, our consolidated statements of operations data as a percentage of revenue. Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Year Ended December 31,
	2011	2010	2009
Revenue	100%	100%	100%
Cost of revenue	44	46	54
Selling, general and administrative expenses	26	25	31
Loss on sale of patent assets, net	—	1	—

Operating income	30	28	15
Interest income	—	—	—
Interest expense	(1)	(3)	(13)
Other income (expense), net	—	—	—

Income before provision for (benefit from) income taxes	29	25	2
Provision for (benefit from) income taxes	11	11	(5)

Net income	18%	$14%	7%

Years Ended December 31, 2011 and 2010

Revenue. Our revenue for the year ended December 31, 2011 was $154.0 million compared to $94.9 million during the year ended December 31, 2010, an increase of $59.2 million, or 62%. The increase in revenue was primarily due to the growth in our client network, which increased to 112 clients at December 31, 2011 compared to 72 at December 31, 2010, and the recognition of revenue from clients that joined both during the current year and prior to the start of the year. Revenue also included $3.3 million from the sale of a perpetual license during 2011 as compared to other non-subscription related revenue of $0.8 million during 2010.

Cost of Revenue. Our cost of revenue for the year ended December 31, 2011 was $67.4 million compared to $43.6 million during the year ended December 31, 2010, an increase of $23.8 million, or 55%. The increase in cost of revenue was due primarily to additional amortization expense attributable to the increase in our net patent asset balances which were $163.4 million and $126.5 million at December 31, 2011 and 2010, respectively. Amortization expense related to our patent assets was $62.3 million for the year ended December 31, 2011 compared to $42.9 million for the year ended December 31, 2010.

Included in cost of revenue for 2011 was a $4.0 million charge related to a payment made in lieu of a contingent obligation. In 2008, we entered into a patent purchase agreement with an unaffiliated third party. The terms of the patent purchase agreement stipulated that we make a one-time payment of $5.0 million in the event we earn $170.0 million in any calendar year. In October 2011, we amended the patent purchase agreement and paid $4.0 million to satisfy all remaining obligations.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the year ended December 31, 2011 were $40.6 million compared to $23.9 million for the year ended December 31, 2010, an increase of $16.7 million, or 70%. The increase was primarily due to a $13.4 million increase in personnel related costs, including stock-based compensation expense, as our headcount increased to 110 at December 31, 2011, compared to 66 at December 31, 2010. Our facility-related costs, depreciation and other corporate expenses for the year ended December 31, 2011 increased by $1.9 million compared to the year ended December 31, 2010 due to leasing of additional office space and increased infrastructure costs associated with the growth of our business. Our professional fees increased by $1.7 million for the year ended December 31, 2011 due to increased infrastructure costs associated with the growth of our business and costs associated with being a public company. Corporate expenses related to other taxes, insurance and sales and marketing costs increased $1.5 million in the year ended December 31, 2011 compared to the year ended December 31, 2010. Travel and entertainment expenses also increased by $0.4 million in the year ended December 31, 2011 when compared to the year ended December 31, 2010. These increases were partially offset by a reduction of legal related expenses of $2.3 million which was primarily attributable to the recovery of professional fees associated with an incomplete syndicated acquisition that had been expensed in 2010. We expect that in the foreseeable future, selling, general and administrative expenses will increase as we seek to serve more clients, develop new products and services, and support our operations and compliance requirements as a public company.

Interest Income. Interest income for the year ended December 31, 2011 was $0.2 million as compared to $0.3 million for the year ended December 31, 2010, a decrease of $0.1 million, or 28%. The decrease was primarily due to a reduction in interest bearing notes receivable balances. This decrease was partially offset by higher interest earned on larger cash, cash equivalent and short-term investment balances attributable to our initial public offering (“IPO”) and follow-on offering of common stock in 2011.

Interest Expense. Interest expense for the year ended December 31, 2011 was $0.9 million compared to $3.1 million for the year ended December 31, 2010, a decrease of $2.1 million, or 70%. The decrease was primarily due to a reduction in outstanding debt balances which were $5.1 million and $23.6 million at December 31, 2011 and 2010, respectively.

Provision for Income Taxes. Our tax provision at December 31, 2011 was $16.2 million, compared to $10.2 million for the year ended December 31, 2010. Our effective tax rate for the year ended December 31, 2011 was

35.8%, including the impact of discreet benefit items, compared to 42.3% for the year ended December 31, 2010. The decrease in our effective tax rate in 2011 was primarily attributable to the use of a single sales factor for California state income tax apportionment for the 2011 tax year, the first year for which such an election is available.

Years Ended December 31, 2010 and 2009

Revenue. Our revenue for the year ended December 31, 2010 was $94.9 million compared to $32.8 million for the year ended December 31, 2009, an increase of $62.1 million, or 189%. The increase was primarily the result of growth in our client network and the resulting recognition of revenue from clients that joined both during this period and prior to the start of this period. At December 31, 2010, we had 72 clients compared to 23 at December 31, 2009.

Cost of Revenue. Our cost of revenue for the year ended December 31, 2010 was $43.6 million compared to $17.7 million for the year ended December 31, 2009, an increase of $25.9 million, or 146%. The increase was primarily the result of additional amortization expense recorded from new patent acquisitions. Our net patent asset balances were $126.5 million and $82.8 million at December 31, 2010 and 2009, respectively. The expenses incurred to maintain and prosecute patents and patent applications included in our portfolio were approximately $0.7 million and $0.8 million during 2010 and 2009, respectively.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the year ended December 31, 2010 were $23.9 million compared to $10.3 million for the year ended December 31, 2009, an increase of $13.7 million, or 133%. The increase was primarily due to our headcount growth, which resulted in increased salaries and related expenses, including stock-based compensation expense, of an aggregate of $9.1 million and increased travel costs by $0.6 million. Our headcount increased from 27 at December 31, 2009 to 66 at December 31, 2010. Our legal and professional fees increased by $2.3 million mainly to support the due diligence for our patent acquisitions, recruiting efforts, and expansion of our business. Our facility costs and other corporate expenses also increased by $1.6 million to support the growth of our business, including the leasing of additional office space. In September 2010, we opened our Tokyo office to facilitate our development and management of client relationships with companies located in Asia. In August 2010, we launched our Client Relations group, which is focused on building deep relationships throughout our clients’ organizations, both to ensure that our clients’ current needs are being met and to serve as the vehicle for marketing additional, value-added patent risk management solutions as we develop them.

Interest Income. Interest income for the year ended December 31, 2010 was $0.3 million compared to $15,000 for the year ended December 31, 2009. The increase was primarily due to an increase on interest income earned on a note receivable.

Interest Expense. Interest expense for the year ended December 31, 2010 was $3.1 million compared to $4.4 million for the year ended December 31, 2009, a decrease of $1.3 million, or 30%. The decrease was primarily due to a decrease in our interest expense, the result of a net reduction in outstanding principal balances caused by reduced use of acquisition-related debt and the amortization of existing debt.

Provision for (Benefit from) Income Taxes. We had a tax provision of $10.2 million for 2010, compared to a tax benefit of $1.5 million for 2009. The overall change in income taxes is the result of becoming profitable in 2010. Furthermore, 2009 included a benefit associated with the release of a valuation allowance on our deferred tax assets of $1.5 million.

Liquidity and Capital Resources

As of December 31, 2011, we had $106.7 million of cash and cash equivalents and $127.0 million in short-term investments. In September 2011, we completed a follow-on offering of our common stock, in which we sold and issued 1,400,000 shares of common stock. The shares were sold by the underwriters at a price of $20.49 per share, and we received proceeds of $27.4 million after deducting underwriting discounts and commissions. In connection with this offering, we incurred offering costs of $0.5 million. In May 2011, we completed our IPO in which we sold and issued 9,065,000 shares of common stock, including 634,565 shares issued pursuant to an over-allotment option granted to the underwriters. The shares were sold by the underwriters at a price of $19.00 per share and we received proceeds of $160.2 million after deducting underwriting discounts and commissions. We incurred offering costs of $2.9 million in conjunction with our IPO.

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

We believe our existing cash, cash equivalents, short-term investments and contractual payments due to us from existing clients will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future capital needs will depend on many factors, including the addition of new clients, the renewal of our agreements with existing clients, our acquisition of patent assets, development of new solutions and performance of general and administrative activities. We anticipate an increased level of patent acquisition spending as our business grows. Additionally, we may enter into potential investments in, or acquisitions of, complementary businesses which could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$120,348	$120,134	$17,582
Net cash used in investing activities	(230,629)	(72,361)	(23,537)
Net cash provided by (used in) financing activities	170,374	(30,045)	20,567
Cash and cash equivalents	106,749	46,656	28,928

Cash Flows from Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, imputed interest and the effect of changes in working capital and other activities. Cash provided by operating activities for the year ending December 31, 2011 was $120.3 million, consisting of: net income of $29.1 million; adjustments for non-cash items of $69.9 million primarily due to $63.4 million of depreciation and amortization, $4.7 million of stock-based compensation (net of tax), amortization of premium on investments of $1.1 million and imputed interest on other obligations of $0.7 million; and changes in working capital and non-current assets and liabilities totaling $21.3 million primarily from an increase in deferred revenue of $25.7 million, an increase in deferred taxes of $5.6 million and an increase in accrued liabilities of $5.2 million, partially offset by an increase of prepaid expenses and other assets of $12.1 million and an increase in accounts receivable of $3.5 million. The increase in deferred revenue is due to revenue billings, net of adjustments, to new and existing clients of $179.7 million partially offset by $154.0 million of revenue and other adjustments recorded during the period. The amount of deferred revenue in any given period varies with the addition of new clients, the mix of payment terms that we offer and the timing of invoicing existing clients.

Cash provided by operating activities for the year ended December 31, 2010 was $120.1 million and consisted of net income of $13.9 million, adjustments for non-cash items of $44.6 million and $61.6 million provided by changes in working capital and non-current assets and liabilities. The change in working capital resulted primarily from an increase in deferred revenue of $57.7 million. The increase in deferred revenue is made up of $152.6 million, net of adjustments, billed to our clients offset by revenue recognized of $94.9 million in 2010. The increase in deferred revenue is due to the significant growth in our membership from 23 clients as of December 31, 2009 to 72 clients as of December 31, 2010.

Cash provided by operating activities for the year ended December 31, 2009 was $17.6 million and consisted of net income of $1.9 million, adjustments for non-cash items of $17.6 million and $1.9 million used by changes in working capital and non-current assets and liabilities. The change in working capital resulted primarily from an increase in deferred revenue of $4.6 million offset by a decrease in accounts receivable of $7.1 million. The increase in deferred revenue is made up of $37.4 million of billings, net of adjustments, to our clients offset by revenue recognized of $32.8 million during 2009. The increase in deferred revenue is due to the growth in our membership from six clients as of December 31, 2008 to 23 clients as of December 31, 2009.

Cash Flows from Investing Activities

Cash used in investing activities primarily consists of acquisitions of patent assets and purchases of short-term marketable securities classified as available-for-sale. Net cash used in investing activities for the year ended December 31, 2011 was $230.6 million, of which $124.2 million represented net purchases of short-term investments and $101.2 million represented our acquisitions of patent assets. To further enhance our capability for market intelligence and data analysis, we acquired substantially all of the assets of two companies in separate transactions for cash consideration totaling $3.3 million. We expect our cash used in investing activities to increase in the future as we acquire additional patents.

Cash used by investing activities for the year ended December 31, 2010 was $72.4 million, the majority of which represented our acquisition of patent assets for the period. Cash used by investing activities for the year ended December 31, 2009 was $23.5 million and consisted of our acquisition of patent assets of $38.5 million offset by proceeds from the sale of patent assets of $15.0 million for the year.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2011 was $170.4 million. Net cash provided by financing activities during the year ended December 31, 2011 was due primarily to proceeds from our IPO and our follow-on offering, net of issuance costs of approximately $184.3 million and stock option exercises of approximately $3.0 million, partially offset by the repayment of $19.3 million of notes payable and other obligations.

Cash used by financing activities for the year ended December 31, 2010 was $30.0 million, the majority of which represented repayment of our debt obligations, which consisted of seller financing for our patent asset acquisitions. Cash provided by financing activities for the year ended December 31, 2009 was $20.6 million, primarily the result of the net receipts of $33.8 million from the sale of Series B convertible preferred stock and the repayment of our debt obligations of $13.3 million for the year.

Contractual Obligations

The following summarizes our non-cancellable minimum payments under contractual obligations and commitments as of December 31, 2011 (in thousands):

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Other obligations (1)	$5,056	$—	$—	$—	$5,056
Lease commitments	2,487	949	—	—	3,436

Total	$7,543	$949	$—	$—	$8,492

(1)	When we obtain seller financing, we typically agree to make an initial payment to the seller when we execute the patent acquisition agreement and to make deferred contractual payments in the future.

We lease office facilities under non-cancelable operating leases that expire at various dates through 2013. Our facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance.

Other noncurrent liabilities in our consolidated balance sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits, and the related gross interest and penalties. As of December 31, 2011, we had net noncurrent deferred tax liabilities of $14.4 million and gross unrecognized tax benefits of $0.4 million classified as noncurrent liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table.

Off-Balance Sheet Arrangements

At December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

On September 10, 2010, we entered into certain agreements with a special-purpose entity formed for the sole purpose of acquiring specific patent assets that had been made available for sale by a third party. If the entity was successful in acquiring the patent assets, we agreed to make a $5.0 million investment in the equity securities of the entity and serve as the exclusive licensing agent for the entity. As of December 31, 2011, the third party had completed the sale of the assets and the special-purpose entity was not the buyer. Therefore, no investment in such entity was made and we have no further obligations under these agreements.

In the patent sale transactions that we have completed, we agreed to indemnify and hold harmless the buyer for losses resulting from a breach of representations and warranties made by us. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, we have not paid any amounts to settle claims or defend lawsuits. We do not indemnify our clients for patent infringement.

In accordance with our amended and restated bylaws and certain contractual obligations, we also indemnify our board of directors and certain officers and employees for certain events or occurrences, subject to certain limits, while the director, officer or employee is or was serving at our request in such capacity. The term of the indemnification period is indefinite. The maximum amount of potential future indemnification is unspecified. We have no reason to believe that there is any material liability for actions, events or occurrences that have occurred to date.

Recent Accounting Pronouncements

A full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition can be found under the heading “Significant Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

Our subscription agreements are denominated in U.S. dollars; however, several of our clients report their revenue and operating income in foreign currencies. As our subscription fees are determined using the reported revenue and operating income of our clients, a significant sustained change in exchange rates could result in a change in subscription fees received from clients reporting revenue and operating income in a currency other than the U.S. dollar. Our expenses are incurred primarily in the United States, with a small portion of expenses incurred and denominated in Japanese Yen and the Euro. Our results of operations and cash flows are therefore subject to fluctuations due to changes in the Japanese Yen and the Euro relative to the U.S. dollar. To date, we have not entered into any foreign currency hedging contracts.

Interest Rate Sensitivity

We had cash, cash equivalents, and restricted cash of $107.4 million at December 31, 2011. The Company’s cash balances (both, restricted and non-restricted) deposited in U.S. banks are non-interest bearing and insured up to the Federal Deposit Insurance Corporation limits. Cash equivalents consist of institutional money market funds, U.S. Government and agency securities, municipal bonds and commercial paper denominated primarily in U.S. Dollars. Interest rate fluctuations affect the returns in our invested funds. Cash and cash equivalents are held for acquiring additional patent assets and general working capital purposes. Restricted cash amounts are held as security against credit card deposits and various lease obligations.

At December 31, 2011, we also had $127.0 million held in short-term investments, primarily invested in U.S. government and agency securities, commercial paper, municipal bonds and corporate bonds with maturities between 90 days and 12 months. As of December 31, 2011, our investments have been classified as available-for-sale and, consequently, are recorded at fair value in the consolidated balance sheet with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. As of December 31, 2011, we have not recorded an impairment related to our investments in the consolidated statement of operations.

If overall interest rates were to change by 10%, the fair value of our investments at December 31, 2011 would not be materially affected.

Effect of Inflation

We believe that inflation has not had a material impact on our consolidated results of operations for years ended December 31, 2011, 2010, and 2009. There can be no assurance that future inflation will not have an adverse impact on our consolidated results of operations or financial condition.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments that approximate their fair values due to their short period of time to maturity. We do not use derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

RPX Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) and consolidated statements of cash flows present fairly, in all material respects, the financial position of RPX Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 26, 2012

RPX Corporation

Consolidated Balance Sheets

(in thousands, except par value data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$106,749	$46,656
Short-term investments	126,976	—
Restricted cash	500	500
Accounts receivable	16,160	12,632
Prepaid expenses and other current assets	12,124	5,987
Deferred tax assets	5,192	2,567

Total current assets	267,701	68,342
Patent assets, net	163,352	126,508
Property and equipment, net	2,317	623
Goodwill and intangible assets, net	3,512	583
Restricted cash	147	220
Deferred tax assets, less current portion	300	—
Other assets	665	746

Total assets	$437,994	$197,022

Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$821	$634
Accrued liabilities	7,762	7,281
Deferred revenue, current	96,513	73,235
Notes payable and other obligations, current	5,056	18,527
Other current liabilities	2,182	3,314

Total current liabilities	112,334	102,991
Deferred revenue, less current portion	11,762	9,205
Deferred tax liabilities	14,695	6,146
Notes payable and other obligations, less current portion	—	5,056
Other liabilities	119	124

Total liabilities	138,910	123,522

Commitments and contingencies (Note 12)

Redeemable convertible preferred stock, $0.0001 par value – 10,000 and 26,230 shares authorized: 0 and 26,230 issued and outstanding as of December 31, 2011 and 2010, respectively; aggregate liquidation preference of $0 and $64,361 as of December 31, 2011 and 2010, respectively	—	62,793

Common stock, $0.0001 par value – 200,000 and 60,000 shares authorized: 49,145 and 11,432 issued and 49,145 and 10,944 outstanding as of December 31, 2011 and 2010, respectively	5	1
Additional paid-in capital	259,292	51
Retained earnings	39,787	10,655

Total stockholders’ equity	299,084	10,707

Total liabilities, redeemable convertible preferred stock and stock holders’ equity	$437,994	$197,022

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Revenue	$154,044	$94,874	$32,822
Cost of revenue	67,371	43,602	17,710
Selling, general and administrative expenses	40,593	23,917	10,250
Loss on sale of patent assets, net	—	536	—

Operating income	46,080	26,819	4,862
Interest income	197	275	15
Interest expense	(925)	(3,051)	(4,384)
Other income (expense), net	5	12	(72)

Income before provision for (benefit from) income taxes	45,357	24,055	421
Provision for (benefit from) income taxes	16,225	10,184	(1,513)

Net income	$29,132	$13,871	$1,934

Less: allocation of net income to participating stockholders	9,435	12,479	1,934

Net income available to common stockholders – basic	$19,697	$1,392	$—
Undistributed earnings re-allocated to common stockholders	613	279	—

Net income available to common stockholders – diluted	$20,310	$1,671	$—

Net income per common share:
Basic	$0.61	$0.24	$—

Diluted	$0.57	$0.23	$—

Weighted-average shares used in per common share calculation:
Basic	32,032	5,747	2,148

Diluted	35,920	7,164	2,169

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	13,995	$25,193	11,209	$1	$1,725	$(5,150)	$(3,424)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $1,441	11,746	33,819	—	—	—	—	—
Vesting of stock options early exercised	—	—	—	—	14	—	14
Stock-based compensation	—	—	—	—	227	—	227
Net income	—	—	—	—	—	1,934	1,934

Balance at December 31, 2009	25,741	59,012	11,209	1	1,966	(3,216)	(1,249)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $20	489	3,781	—	—	—	—	—
Issuance of common stock in exchange for assets	—	—	174	—	52	—	52
Issuance of restricted stock upon early exercise of options	—	—	50	—	—	—	—
Vesting of stock options early exercised	—	—	—	—	25	—	25
Stock-based compensation	—	—	—	—	1,246	—	1,246
Net income	—	—	—	—	—	13,871	13,871
Repurchase of common stock	—	—	(489)	—	(3,238)	—	(3,238)

Balance at December 31, 2010	26,230	62,793	10,944	1	51	10,655	10,707
Issuance of common stock in May 2011 initial public offering at $19.00 per share, net of issuance costs of $2,915	—	—	9,065	1	157,256	—	157,257
Issuance of common stock in September 2011 follow-on offering at $20.49 per share, net of issuance costs of $540	—	—	1,400	—	26,855	—	26,855
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other common stock issuances	—	—	1,269	—	2,835	—	2,835
Issuance of restricted stock upon early exercise of options	—	—	237	—	—	—	—
Conversion of preferred stock into shares of common stock	(26,230)	(62,793)	26,230	3	62,790	—	62,793
Vesting of stock options early exercised	—	—	—	—	102	—	102
Stock-based compensation	—	—	—	—	7,106	—	7,106
Tax benefit of equity award deductions	—	—	—	—	2,302	—	2,302
Net income	—	—	—	—	—	29,132	29,132
Other	—	—	—	—	(5)	—	(5)

Balance at December 31, 2011	—	$—	49,145	$5	$259,292	$39,787	$299,084

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$29,132	$13,871	$1,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,446	43,332	17,325
Stock-based compensation	6,996	1,246	227
Loss on sale of patent assets, net	—	536	—
Excess tax benefit from stock-based compensation	(2,302)	—	—
Imputed interest on other obligations	727	1,649	1,771
Amortization of premium on investments	1,086	—	—
Reversal of deferred tax valuation allowance	—	—	(3,478)
Deferred taxes	5,624	7,057	—
Other	8	13	20
Changes in assets and liabilities (net of effect of acquisitions):
Accounts receivable	(3,528)	(5,521)	(7,069)
Prepaid expenses and other assets	(12,085)	(6,014)	(68)
Accounts payable	332	(347)	614
Accrued and other liabilities	5,198	6,563	1,686
Deferred revenue	25,714	57,749	4,620

Net cash provided by operating activities	120,348	120,134	17,582
Cash flows from investing actives
Decrease (increase) in restricted cash	73	(220)	—
Purchases of investments classified as available-for-sale	(202,430)	—	—
Maturities of investments classified as available-for-sale	78,246	—	—
Business acquisitions	(3,345)	—	—
Purchases of intangible assets	(112)	—	—
Purchases of property and equipment	(1,971)	(544)	(27)
Acquisitions of patent assets	(101,170)	(72,097)	(38,542)
Proceeds from sale of patent assets	80	500	15,032

Net cash used in investing activities	(230,629)	(72,361)	(23,537)
Cash flows from financing activities
Repayments of principal on notes payable and other obligations	(19,254)	(30,471)	(13,252)
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	—	33,819
Proceeds from issuance of Series C redeemable convertible preferred stock, net of issuance costs	—	3,781	—
Proceeds from issuance of common stock in initial public offering, net of issuance costs	157,478	(221)	—
Proceeds from issuance of common stock in follow-on offering, net of issuance costs	26,855	—	—
Proceeds from exercise of stock options and other common stock issuances	2,993	104	—
Payments for the purchase of common stock	—	(3,238)	—
Excess tax benefit from stock-based compensation	2,302	—	—

Net cash provided by (used in) financing activities	170,374	(30,045)	20,567
Net increase in cash and cash equivalents	60,093	17,728	14,612
Cash and cash equivalents at beginning of period	46,656	28,928	14,316

Cash and cash equivalents at end of period	$106,749	$46,656	$28,928

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation

Consolidated Statements of Cash Flows

(in thousands) – (Continued)

	Years Ended December 31,
	2011	2010	2009
Supplemental disclosures of cash flow information
Cash paid for interest	$1,216	$3,686	$2,663
Cash paid for income taxes	9,000	6,110	4

Non-cash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock	$62,793	$—	$—
Patent assets purchased or financed through notes payable or other obligations	—	14,542	19,840
Adjustments to patent asset purchase price and related liability	—	—	2,616
Patent assets received in barter transactions	—	—	3,176
Change in patent assets purchased and accrued but not paid	(2,000)	2,000	—
Intangible assets received in barter transactions	120	—	—
Change in initial public offering-related costs accrued but not paid	(260)	260	—

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation

Notes to Consolidated Financial Statements

1. Summary of the Business

RPX Corporation (also referred to herein as “RPX” or the “Company”) helps companies reduce patent-related risk and expense. The Company provides a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. The core of the Company’s solution is defensive patent aggregation, in which it acquires patents or licenses to patents, which the Company refers to collectively as “patent assets,” that are being or may be asserted against the Company’s current and prospective clients. The Company’s clients pay an annual subscription fee and in return, receive a license from the Company to substantially all of its patent assets. The Company also provides its clients access to its proprietary patent market intelligence and data. The Company was incorporated in the State of Delaware on July 15, 2008.

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

As of December 31, 2011 and 2010, the Company had cash, cash equivalents, and investments of and $233.7 million and $46.7 million, respectively, and retained earnings of $39.8 million and $10.7 million, respectively. Management expects that it will use substantial cash in the future to acquire additional patent assets. Management believes that its existing cash, cash equivalents, investments, and contractual payments due from existing clients will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months.

2. Significant Accounting Policies

Basis of Consolidation and Presentation of Financial Information

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of RPX and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. Management performed an evaluation of the Company’s activities through the date of filing of this Annual Report on Form 10-K, and has concluded that there are no subsequent events requiring disclosure through that date, except as discussed in Note 19.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period covered by the consolidated financial statements and accompanying notes. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, expected future results, new related events and current economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition (“ASC 605”) and related authoritative guidance. The primary source of the Company’s revenue is fees paid by its clients under subscription agreements. The Company believes that its patent risk management solution comprises a single deliverable and thus the Company recognizes each subscription fee ratably over the non-cancelable term for which the fee applies. Revenue is recognized net of any discounts or other contractual incentives. The Company starts recognizing revenue when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. All subscription fees are supported by a dually executed subscription agreement.

•

Delivery has occurred or services have been rendered. The subscription agreement calls for the Company to provide its patent risk management solution over a specific term commencing on the agreement effective date. Because services are not on an individualized basis (i.e., the Company generally performs its services on behalf of all of its clients as opposed to each client individually), delivery occurs automatically with the passage of time. Consequently, the Company recognizes subscription revenue ratably.

•

Seller’s price to the buyer is fixed or determinable. Each client’s annual subscription fee is based on the Company’s fee schedule in effect at the time of the client’s initial agreement. A client’s subscription fee is calculated using its fee schedule and its normalized operating income, which is defined as the greater of (i) the average of the three most recently reported fiscal year’s operating income and (ii) 5% of the most recently reported fiscal years’ revenue. The fee for the first year of the agreement is typically determined and invoiced at the time of contract execution. The fee for each subsequent year of the agreement is generally calculated and invoiced in advance prior to each anniversary date of the agreement.

•

Collectability is reasonably assured. Subscription fees are generally collected on or near the effective date of the agreement and again at or near each anniversary date thereof. The Company does not recognize revenue in instances where collectability is not reasonably assured. Generally, the Company’s subscription agreements state that all fees paid are non-refundable.

In some limited instances, the subscription agreement includes a contingency clause, giving one or both parties an option to terminate the agreement and receive a full refund if contingencies are not resolved within a defined time period. In those instances, revenue will not be recognized until all contingencies have been removed. The revenue earned during the period between the effective date of the agreement and the contingency removal date is recognized on the contingency removal date. Thereafter, revenue is recognized ratably over the remaining subscription term.

To the extent that the Company is contractually able, the Company grants its clients a term license to, and a release from all prior damages associated with, each patent asset in the Company’s portfolio. The term license to each patent asset converts to a perpetual license at the end of a contractually specified vesting period, provided that the client is a member at such time. The Company does not view the conversion from term license to perpetual license to be a separate deliverable in its arrangements with its clients because the utility of, access to and freedom to practice the inventions covered by the patent asset is no different between a term and perpetual license. The Company does not view providing longer term access to the patent asset as a new deliverable separate from the term license.

In some instances, the Company accepts a payment from a client to finance part or all of an acquisition. The Company refers to such transactions as structured acquisitions. Structured acquisitions where the Company accepts payment from more than one client is referred to as a syndicated acquisition. The accounting for structured acquisitions is complex and often requires judgments on the part of management as to the appropriate accounting treatment. In accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, in

instances where the Company substantively acts as an agent to acquire patent rights from a seller on behalf of clients who are paying for such rights separately from their subscription agreements, the Company may treat the client payments on a net basis. When treated on a net basis, there may be little or no revenue recognized for such contributions, and the basis of the acquired patent rights may exclude the amounts paid by the contributing client based on the Company’s determination that it is not the principal in these transactions. In these situations, where the Company substantively acts as an agent, the contributing clients are typically defendants in an active or threatened patent infringement litigation filed by the owner of a patent. The Company’s involvement is to assist its clients to secure a dismissal from litigation and a license to the underlying patents.

Key indicators evaluated to reach the determination that the Company is not the principal in the transaction include:

•

the seller of the patent assets is generally viewed as the primary obligor in the arrangement, given that it owns and controls the underlying patent(s) and thus has the absolute authority to grant and deliver any release from past damages and dismissal from litigation, as well the general terms of the license granted;

•

the Company has no inventory risk, as the clients generally enter into their contractual obligations with the Company prior to or contemporaneous to the Company entering into its contractual obligation with the seller;

•

the Company is not involved in the determination of the product or service specification and has no ability to change the product or perform any part of the service in connection with these transactions, as the seller owns the underlying patent(s); and

•

the Company has limited or no credit risk, as each respective client has a contractually binding obligation, and in many instances the Company collects the client contribution prior to making a payment to the seller.

Accounting for Payments to Clients

The Company occasionally agrees to provide payments, discounts or other contractual incentives to clients in exchange for specified consideration. The Company accounts for such contract provisions in accordance with ASC 605-50, Revenue Recognition: Customer Payments and Incentives, which requires the Company to offset the amount of the payment, discount or other contractual incentive against revenue if the Company is unable to demonstrate both receipt of an identifiable benefit and determine the fair value of the benefit received.

Deferred Revenue

The Company generally invoices its clients upon execution of new subscription agreements and prior to any payment date for existing subscription agreements. The Company records the amount of subscription fees billed as deferred revenue and recognizes such amounts as revenue ratably over the period for which they apply. The Company records deferred revenue when it has the legal right to bill and collect amounts owed and the respective underlying term of the subscription has begun. In the rare instance where a subscription term has commenced but the fees have not yet been invoiced, the Company records an unbilled receivable. Deferred revenue that will be recognized during the succeeding 12-month period from the respective balance sheet date is recorded as deferred revenue, current, and the remaining portion is recorded as non-current.

Accounts Receivable

Accounts receivable primarily includes amounts billed to clients under their subscription agreements. The majority of the Company’s clients are well-established operating companies with investment-grade credit. For the periods ended December 31, 2011 and 2010, the Company has not incurred any losses on its accounts receivable. Based upon its historical collections experience and specific client information, the Company has determined that no allowance for doubtful accounts was required at either December 31, 2011 or 2010.

Concentration of Risk

The Company is subject to concentrations of credit risk principally attributable to cash, cash equivalents, investments, and accounts receivable. The Company’s cash balances (both, restricted and non-restricted) deposited in U.S. banks are non-interest bearing and are insured up to the Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents primarily consist of institutional money market funds, U.S. government and agency securities, municipal bonds and commercial paper denominated primarily in U.S. dollars.

Credit risk with respect to accounts receivable is generally mitigated by short collection periods and/or subscription agreements that provide for payments in advance of the rendering of services. Four clients accounted for 26%, 20%, 14% and 12% of accounts receivable at December 31, 2011. Three clients accounted for 45%, 33%, and 22% of accounts receivable at December 31, 2010. No client accounted for more than 10% of subscription fee revenue for the years ended December 31, 2011 or 2010. Five clients accounted for 15%, 12%, 11%, 10% and 10% of subscription fee revenue for the year ended December 31, 2009.

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), at its inception on July 15, 2008, for financial assets and liabilities that are being measured and reported at fair value on a recurring basis. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

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

The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, investments, accounts receivable and accounts payable, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for notes payable and other deferred payment obligations with similar terms, and considering the Company’s credit risk, the carrying value of notes payable approximates fair value.

Cash and Cash Equivalents

The Company’s cash and cash equivalents principally consists of institutional money market funds, corporate bonds, municipal bonds and commercial paper denominated primarily in U.S. dollars. Cash equivalents are highly liquid, short-term investments having an original maturity of 90 days or less that are readily convertible to known amounts of cash.

Short-Term Investments

The Company holds short-term investments in U.S. government and agency securities, commercial paper corporate bonds, and municipal bonds with maturities greater than 90 days. The Company considers its investments as available to support current operations. As a result, the Company classifies its investments including those with stated maturities beyond twelve months, as current assets in the accompanying consolidated balance sheets. The Company classifies these securities as “available-for-sale,” and carries them at fair value on the consolidated balance sheets. Any unrealized gains or losses are recorded, net of estimated taxes, in accumulated other comprehensive income, a component of stockholders’ equity. Realized gains and losses are recognized upon sale. The specific identification method is used to determine the cost basis of fixed income securities sold.

The Company periodically evaluates its investments for impairment due to declines in market value considered to be “other-than-temporary.” This evaluation consists of several qualitative and quantitative factors, including the Company’s ability and intent to hold the investment until a forecasted recovery occurs, as well as any decline in the investment quality of the security and the severity and duration of the unrealized loss. In the event of a determination that a decline in market value is other-than-temporary, the Company will recognize an impairment loss, and a new cost basis in the investment will be established. To date, the Company has not recorded any impairment related to its investments in its consolidated statements of operations.

Restricted Cash

The Company had restricted cash pledged under two lines of credit totaling $647,000 and $720,000 at December 31, 2011 and 2010, respectively. See Note 11.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using a straight-line method over the estimated useful lives of the related assets, which is generally three to five years. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized. Leasehold improvements are amortized on a straight-line basis over the terms of the lease, or the useful life of the assets, whichever is shorter.

Internal-Use Software and Website Development Costs

The Company capitalizes development costs related to internal-use software and its website and records such amounts as property and equipment, net, on its consolidated balance sheets. These costs include personnel and personnel-related expenses and consultant fees incurred during the application development stages of the project. Costs related to preliminary project activities, minor enhancement and maintenance, and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its useful life, which is generally three years, beginning on the date the software is placed into service. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

During the year ended December 31, 2011, the Company capitalized $1.2 million of internal-use software and website development costs. No amount was capitalized during the year ended December 31, 2010. Amortization of internal-use software was $134,000 for the year ended December 31, 2011. There was no amortization of internal-use software during the years ended December 31, 2010 and 2009.

Patent Assets

The Company generally acquires patent assets from third parties using cash and contractual deferred payments. Patent assets are recorded at fair value. The fair value of the assets acquired is generally based on the fair value of the consideration exchanged. The asset value includes the cost of legal and other fees associated with the acquisition of the assets. Costs incurred to maintain and prosecute patents and patent applications are expensed as incurred.

Because each client receives a license to the vast majority of the Company’s patent assets, the Company is unable to reliably determine the pattern over which its patent assets are consumed. As a result, the Company amortizes each patent asset on a straight-line basis. Generally, the amortization period is equal to the shorter of the asset’s estimated useful life and the remaining statutory life. Estimating the economic useful life of patent assets requires significant management judgment. The Company considers various factors in estimating the economic useful lives of its patent assets, including the applicability of the assets to future clients, the vesting period for current clients to obtain perpetual licenses to such patent assets, any contractual commitments by clients that are related to such patent assets, its estimate of the period of time during which the Company may sign subscription agreements with prospective clients that may find relevance in the patent assets, the vesting period for which such clients earn the right to a perpetual license in the asset and the remaining contractual term of the Company’s existing clients at the time of acquisition. In instances where the Company obtains patent rights that have related client committed cash flows that extend beyond the statutory life of the underlying patents, the useful life may extend beyond the statutory life of the patents. As of December 31, 2011 and 2010, the estimated economic useful life of the Company’s patent assets generally ranged from 24 to 60 months and as of December 31, 2011 the weighted average estimated economic useful life was 49 months. The Company periodically evaluates whether events and circumstances have occurred that may warrant a revision to the remaining estimated useful life of its patent assets.

In instances where the Company sells patent assets, the amount of consideration received is compared to the asset’s carrying value to determine and recognize a gain or loss.

Patent Asset Financing

The Company may use seller financing in the form of notes payable or contractually deferred payments for acquisitions of patent assets. In such cases, the acquired assets may serve as collateral or be otherwise encumbered during the term of the financing. Contractual amounts owed under such financing arrangements are recorded at fair value using a market rate of interest. If such financing arrangements do not have a stated interest rate, the Company imputes interest at a market rate (thereby discounting the future payments to present value) to account for the time-value-of-money component of the asset purchase. The difference between the contractual amounts due and the present value is recognized as interest expense over the period the payments are due. The Company records a corresponding patent asset for any such contractual obligations. Amounts due within approximately one year of the date of the acquisition under financing arrangements with no stated interest rate are recorded at face value. The interest component is imputed, if necessary, at the time of acquisition by using the then-current market yield of an index of comparable maturity securities with a credit rating comparable to that of the Company.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, which includes patent assets, other intangible assets and property and equipment, when events or changes in circumstances indicate their carrying value may not be recoverable. Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset or a current expectation that, more-likely-than-not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company licenses the portfolio of patent assets to all of its clients and thus views these assets as a single asset group. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of these assets can be recovered through projected undiscounted cash flows. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, and is recorded as the amount by which the carrying value exceeds the estimated fair value. An impairment loss is charged to operations in the period in which management determines such impairment. To date, there have been no impairments of long-lived assets identified.

Assets Held for Sale

The Company classifies assets as held for sale when certain criteria are met, including: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; whether an active program to locate buyers and other actions to sell the assets has been initiated; whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; whether the assets are being marketed at reasonable prices in relation to their fair value; and how likely it is that significant changes will be made to the plan to sell the assets. There were no assets held for sale at December 31, 2011. The Company had one patent asset held for sale for $80,000 at December 31, 2010, which was recorded as a component of prepaid expenses and other current assets in the consolidated balance sheets. The related patent sale transaction was completed in January 2011.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company evaluates goodwill for impairment on an annual basis during its third fiscal quarter or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Because the Company has one reporting unit, the Company utilizes the entity-wide approach to assess goodwill for impairment. There have been no impairments of goodwill recorded in the Company’s consolidated statements of operations through December 31, 2011.

Intangible Assets, Net

Intangible assets, net primarily consists of intangible assets acquired from other companies as a result of acquisitions. Such assets are capitalized and amortized on a straight-line basis over the estimated useful life of the intangible assets. Intangible assets, net excludes patent related intangible assets, which are recorded within patent assets, net in the accompanying consolidated balance sheets.

Comprehensive Income

Comprehensive income consists of net income and charges or credits to stockholders’ equity primarily related to changes in unrealized gains or losses on marketable securities, net of taxes. For the periods presented, the Company’s comprehensive net income approximates its net income, therefore no separate components of comprehensive income are provided.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expenses were not material for any of the periods presented.

Foreign Currency Accounting

The Company’s subscription agreements are denominated in U.S. dollars; however, several of the Company’s clients report revenue and operating income in foreign currencies. As subscription fees are determined using the reported revenue and operating income of the Company’s clients, a significant sustained change in exchange rates could result in a change in subscription fees from clients reporting revenue and operating income in a currency other than the U.S. dollar. The Company’s expenses are incurred primarily in the United States, with a small portion of expenses incurred and denominated in Japanese Yen and the Euro. The functional currency of the Company’s international subsidiaries is the U.S. dollar. Monetary assets and liabilities are remeasured using the current exchange rate at the balance sheet date. Non-monetary assets and liabilities and capital accounts are remeasured using historical exchange rates. Expenses are remeasured using the average exchange rates in effect during the period. Foreign currency exchange gains and losses, which have not been material for any periods presented, are included in the consolidated statements of operations under other income (expense), net.

Income Taxes

The Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of its assets and liabilities and for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Judgment is required in determining the Company’s provision for income taxes, deferred tax assets, and liabilities and any valuation allowance recorded against the net deferred tax assets. The Company had not applied a valuation allowance against its deferred tax balances for the years ended December 31, 2011 or 2010.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across its global operations. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company recognizes tax liabilities in accordance with ASC 740 and it adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from its current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

Stock-Based Compensation

The Company accounts for stock-based compensation under ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that compensation expense for all equity-settled awards made to employees and directors be measured and recognized based on estimated grant date fair values. These equity awards include stock options and restricted stock units (“RSUs”). Stock-based compensation expense for RSUs granted to employees and directors is measured based on the fair market value of the Company’s common stock on the date of grant. Stock-based compensation expense for stock options awarded to employees and directors is estimated based on the fair value of each stock option using an option pricing model. The value of awards expected to vest is recognized as expense on a straight-line basis over the requisite service period.

The Company accounts for stock-based compensation for equity-settled awards issued to non-employees in exchange for goods and services under ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 requires that equity awards issued to non-employees be measured at the fair value as of the date at which either the commitment for performance by the non-employee to earn the award is reached or the date the non-employee’s performance is complete. Until that point is reached, the award must be revalued at each reporting period with the true-up to expense recorded in the then current period earnings. The value of the award is recognized as an expense over the requisite service period.

The Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock options. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See Note 15.

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-08 Intangibles and Other (Topic 350), Testing Goodwill for Impairment (“ASU 2011-08”) which permits an entity to make a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more-likely-than-not greater than its carrying value, the remaining impairment steps would not be necessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company early adopted this guidance for the year ended December 31, 2011 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have material impact on the Company’s consolidated financial position, results of operations, or cash flows.

3. Net Income Attributable to Common Stockholders and Net Income Per Share

Upon the Company’s initial public offering in May 2011, all shares of the Company’s redeemable convertible preferred stock were converted to common stock. Basic and diluted net income per share attributable to common stockholders are presented in conformity with the two-class method required for participating securities. Holders of shares of Series A, Series A-1, Series B and Series C redeemable convertible preferred stock were each entitled to receive 8% per annum non-cumulative dividends, payable prior and in preference to any dividends on common stock. In addition, the holders of restricted common stock were entitled to receive non-forfeitable dividends if declared.

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

The following table presents the calculation of basic and diluted net income per share available to common stockholders:

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net income	$29,132	$13,871	$1,934
Less: Allocation of net income to participating shares	9,435	12,479	1,934

Numerator for basic calculation	19,697	1,392	—
Undistributed earnings re-allocated to common stock holders	613	279	—

Numerator for diluted calculation	$20,310	$1,671	$—

Denominator:
Denominator for basic calculation, weighted-average number of shares of common stock outstanding	32,032	5,747	2,148
Dilutive effect of options using treasury-stock method	3,888	1,417	21

Denominator for diluted calculation	35,920	7,164	2,169

Net income per common share:
Basic net income per share of common stock	$0.61	$0.24	$—

Diluted net income per share of common stock	$0.57	$0.23	$—

For the years ended December 31, 2011, 2010 and 2009, the following securities were not included in the calculation of diluted shares outstanding, as the effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2011	2010	2009
Weighted-average outstanding options	520	—	291
Weighted-average redeemable convertible preferred stock	9,270	25,810	19,466
Weighted-average common stock subject to repurchase	3,114	5,529	9,061
Weighted-average number of Restricted Stock Units outstanding	76	—	—

4. Fair Value Measurements

The Company’s financial assets are valued using market prices on both active markets (“Level 1”) and less active markets (“Level 2”). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments. As of December 31, 2011 and 2010, the Company did not have any financial assets without observable market values that would require a high level of judgment to determine fair value (“Level 3”).

The following tables present the financial assets measured at fair value on a recurring basis as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Total Balance	Level 1	Level 2
Cash equivalents (1)
Money market funds	$21,504	$21,504	$—
Commercial paper	24,405	—	24,405
Municipal bonds	8,385	—	8,385
Corporate bonds	2,045	—	2,045

	$56,339	$21,504	$34,835

Short-term investments
Commercial paper	$4,850	$—	$4,850
Municipal bonds	65,675	—	65,675
Corporate bonds	6,828	—	6,828
U.S. government and agency securities	49,623	—	49,623

	$126,976	$—	$126,976

	December 31, 2010
	Total Balance	Level 1	Level 2
Money market funds (1)	$36,560	$36,560	$—

(1)	These assets are included within cash and cash equivalents in the consolidated balance sheets.

5. Investments

The following table presents the Company financial assets measured at fair value on a recurring basis (in thousands):

	December 31, 2011
	Amortized Cost	Unrealized			Fair Value
		Gross Gains	Gross Losses	Net Loss
Money market funds	$21,504	$—	$—	$—	$21,504
Commercial paper	29,255	—	—	—	29,255
Municipal bonds	74,075	3	(18)	(15)	74,060
Corporate bonds	8,887	—	(14)	(14)	8,873
U.S. government and agency securities	49,615	8	—	8	49,623

	$183,336	$11	$(32)	$(21)	$183,315

	December 31, 2010
	Amortized Cost	Unrealized			Fair Value
		Gross Gains	Gross Losses	Net Gain (Loss)
Money market funds	$36,560	$—	$—	$—	$36,560

The remaining maturity of the Company’s investment portfolio was less than one year at December 31, 2011 and 2010. As of December 31, 2011, no individual securities incurred continuous unrealized losses for greater than 12 months. The Company did not have any realized gains (losses) on marketable securities during any of the periods presented.

6. Patent Assets

The following table presents the changes in the carrying value of patent assets (in thousands):

	December 31,
	2011	2010
Balance, beginning of period	$126,508	$82,759
Acquisition of patent assets	99,171	88,639
Reclass to assets held-for-sale	—	(80)
Sale of patent assets	—	(500)
Loss on sale of patent assets	—	(1,423)
Amortization expense	(62,327)	(42,887)

Balance, end of period	$163,352	$126,508

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors, and software. The Company amortizes each acquired portfolio of patent assets on a straight-line basis over its estimated economic useful life. As of December 31, 2011 and 2010, the estimated economic useful lives of the Company’s patent assets generally ranged from 24 to 60 months. As of December 31, 2011, the weighted average original estimated economic useful life was 49 months.

The following table summarizes the expected future annual amortization expense of patent assets as of December 31, 2011 (in thousands):

Year Ending
2012	$64,382
2013	49,796
2014	27,137
2015	15,380
2016	6,657

Total estimated future amortization expense	$163,352

Amortization expense was approximately $62.3 million, $42.9 million and $16.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Structured Acquisitions

Structured acquisitions are transactions involving patent assets that may cost more than the Company is prepared to spend with its own capital resources or that are relevant only to a very small number of clients. In such transactions, the Company may work to acquire these assets with financial assistance from the particular clients against whom they are being or may be asserted. Such clients either pay amounts separate from their subscription fee or, less frequently, lend the Company funds to be used in the transaction. As discussed in the revenue recognition policy in Note 2, the Company may treat the contributions from the clients on a gross or net basis depending on the specific facts and circumstances of the transaction. In the event that such contributions are recognized on a net basis, the Company will capitalize the acquired asset that relates to its non-contributing clients. As a result, the cost basis of the acquired patent rights excludes the amounts paid by the contributing client.

Barter Transactions

During the year ended December 31, 2009, the Company entered into two transactions where it granted a subscription agreement to a client in exchange for patent assets. The Company accounts for non-monetary exchanges in accordance with ASC 845, Non-monetary Transactions (“ASC 845”), which requires non-monetary exchanges to be based on the fair value of the assets or services involved. ASC 845 further clarifies that the cost of the non-monetary asset acquired in exchange for another non-monetary asset is the fair value of the asset exchanged to obtain it. In each of the non-monetary transactions that the Company completed, the subscription agreement exchanged as consideration for the acquired patent assets was valued using the Company’s standard fee schedule in effect, together with standard discounting practices offered at the time of the transaction. Given that this is the same pricing methodology that the Company uses in arm’s-length monetary transactions, it considers the resulting value of the subscription agreement to be indicative of both its fair value and the fair value of the assets received. During the years ended December 31, 2011, 2010 and 2009, the total fair value of subscription services exchanged for patent assets was $120,000, $0 and $3.2 million, respectively. No gain or loss was recorded for either of these exchanges.

Sale of Patent Assets

During the year ended December 31, 2010, the Company entered into two patent asset sale transactions for total cash consideration of $500,000 resulting in a loss of $75,000. In October 2010, the Company committed to sell certain patent assets and accepted an offer from a third party to purchase these patent assets for $80,000 in November 2010 and reduced the carrying value accordingly. As a result, the Company recorded a $1.3 million loss, which is reflected in the consolidated statement of operations for the year ended December 31, 2010. This loss was partially offset by an $887,000 gain recognized in November 2010 from the forgiveness of a portion of the non-recourse financing secured by these patent assets. The Company recorded these patent assets as held for sale as a component of prepaids and other current assets on the consolidated balance sheet as of December 31, 2010 and the sale was consummated in January 2011.

No patent asset sales transactions occurred during the year ended December 31, 2011 and there were no assets held for sale at December 31, 2011.

7. Goodwill and Intangible Assets, Net

Acquisition of Businesses

In July, 2011, the Company acquired substantially all of the assets of an online provider of patent litigation docket data and related analytic reports in order to further enhance the Company’s market intelligence and data analysis capabilities. All assets, except the business and marketing plan of the acquired company, were purchased in exchange for $0.4 million in cash. The purchase price was fully allocated to identifiable intangible assets. The transaction was accounted for as a business combination.

In June, 2011, the Company acquired substantially all of the assets of a patent research and intellectual property news provider for $3.0 million in cash. The acquisition expanded the Company’s market intelligence and data analysis capabilities and was accounted for as a business combination. Identifiable intangible assets acquired of $1.3 million were recorded at their estimated fair value as of the acquisition date and the remaining balance of $1.7 million was allocated to goodwill. The goodwill pertained to cost benefits and operational synergies realized by applying the research capabilities inherent in the acquired company’s business to other data and research systems at the Company. No cash or other tangible assets were acquired and no liabilities were assumed. Acquisition-related costs of $43,000 were expensed as incurred.

The Company included the effects of these business combinations in its consolidated results of operations prospectively from the date of the acquisition. Pro forma financial information for the acquisitions has not been presented, as the effects were not material to the Company’s historical consolidated financial statements.

Goodwill

The Company had no goodwill recorded prior to 2011. The changes in the carrying amount of goodwill for the year ended December 31, 2011 were as follows (in thousands)

Balance as of December 31, 2010	$—
Goodwill additions	1,675

Balance as of December 31, 2011	$1,675

Intangible Assets, Net

Intangible assets, net at December 31, 2011 and 2010 consisted of (in thousands):

	Weighted Average Lives	December 31, 2011			December 31, 2010
		Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	31 months	$665	$(128)	$537	$—	$—	$—

Customer relationship	36 months	250	(49)	201	—	—	—
Non-compete	24 months	80	(22)	58	—	—	—
Trademarks	36 months	890	(165)	725	—	—	—
Other intangible assets	48 months	1,450	(1,229)	221	1,450	(867)	583
Intangible assets in progress	N/A	95	—	95	—	—	—

		$3,430	$(1,593)	$1,837	$1,450	$(867)	$583

In connection with the issuance of the Series A convertible preferred stock in August 2008, the Company entered into a common stock repurchase agreement with its founders in exchange for intellectual property. The fair value of common stock exchanged for the intellectual property was estimated to be approximately $1.5 million based on the then-applicable common stock value of $0.145 per share, as the fair value of the common stock was more readily determinable than the fair value of the intellectual property transferred. These amounts are recorded as other intangible assets in the schedule above. The fair value of the assets received are being amortized over a four-year period from the date of the transaction and recorded as a component of selling, general and administrative expenses.

Amortization expense was $726,000, $363,000 and $363,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

The following table summarizes the expected future annual amortization expense of other intangible assets (excluding intangible assets in progress) as of December 31, 2011 (in thousands):

Year ended December 31,
2012	$872
2013	621
2014	249

Total estimated future amortization expense	$1,742

8. Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	December 31,
	2011	2010
Computer equipment and software	$666	$399
Internal-use software	1,221	—
Furniture and fixtures	611	220
Leasehold improvements	139	56
Work-in-progress	178	53

	2,815	728
Less: Accumulated depreciation and amortization	(498)	(105)

Total property and equipment, net	$2,317	$623

Depreciation expense was $392,000, $82,000 and $18,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

9. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Accrued payroll related expenses	$7,160	$4,379
Other	2,784	6,216

Total accrued and other current liabilities	$9,944	$10,595

10. Notes Payable and Other Obligations

Notes payable and other obligations consisted of the following (in thousands):

	December 31,
	2011	2010
Notes payable	$—	$7,579
Other obligations	5,056	16,004

	5,056	23,583
Less: Current portion	(5,056)	(18,527)

Total notes payable and other obligations, non-current	$—	$5,056

The Company’s note payable and other obligations will be paid off during the year ending December 31, 2012, payoff will include the amount of unamortized discount of $94,000.

Notes Payable

On January 29, 2010, in conjunction with an acquisition of certain patent assets, the Company issued a full recourse, secured promissory note in the amount of $3.0 million due January 30, 2011. The note bore interest of 10% per annum. Upon the execution of a subscription agreement by any of certain named companies, the Company was required to make a prepayment in the amount defined in the agreement. Such prepayments were to be applied first, to any costs and expenses, second, to accrued interest and third, to principal. The acquired patent assets were pledged as security for the note. As of December 31, 2010, the note had been fully discharged and the associated security agreement terminated under its terms.

On January 27, 2010, the Company entered into a loan agreement with a client in order to partially finance the acquisition of certain patent assets from a third party. Under the terms of the agreement, the Company issued a promissory note payable in the amount of $2.0 million. The note bore interest of 0.57% per annum. The interest and the principal was payable in its entirety on the maturity date of April 1, 2011. The principal balance was recorded at fair value. The outstanding principal balance at December 31, 2010 was $2.0 million. The Company repaid the note in April 2011.

On November 2, 2009, the Company entered into a loan agreement with a client in order to finance the purchase of certain patent assets from a third party. Under the terms of the agreement, the Company issued a promissory note payable in the amount of $1.4 million. The principal balance was recorded at fair value and bore interest of 0.71% per annum. The interest was payable in annual installments and the principal was payable in its entirety on the maturity date of January 30, 2011. The note was non-recourse to the Company and was secured by the purchased patent assets. The outstanding principal due at December 31, 2009 was $1.4 million. In November 2010, a portion of the outstanding balance was forgiven in connection with the decision to sell the related patent assets. The gain on the forgiveness of such debt is presented as an offset against the loss on the sale of the related assets. The outstanding principal due at December 31, 2010 was $80,000. The remaining principal balance of $80,000 was paid in full in January 2011.

On October 7, 2008, the Company entered into a patent rights purchase and assignment agreement to purchase patent assets for a total of $15.0 million. Under the terms of the agreement, the Company paid $1.5 million in cash and issued a promissory note in the amount of $13.5 million bearing interest of 10% per annum and payable in quarterly installments over a three-year period ending October 7, 2011. The principal balance was recorded at fair value. The remaining principal due was $3.4 million and $7.9 million at December 31, 2010 and 2009, respectively. The Company’s membership interest in its wholly-owned subsidiary that purchased the patent assets was pledged as collateral against the note. The Company repaid the note in full in June 2011.

On September 11, 2008, the Company entered into a patent rights purchase and assignment agreement to purchase patent assets for a total of $17.0 million. Under the terms of the agreement, the Company issued a promissory note in the amount of $17.0 million of which 10%, or $1.7 million, was paid up front. The note bears interest of 10% per annum. The principal and interest are payable in quarterly installments over a three-year period ending September 11, 2011. The principal balance was recorded at fair value. The remaining principal due was $2.1 million and $8.3 million at December 31, 2010 and 2009, respectively. The Company’s membership interest in its wholly-owned subsidiary that purchased the patent assets was pledged as collateral against the note. The Company repaid the note in full in June 2011.

Other Obligations

On July 6, 2009, the Company entered into an agreement to purchase certain patent assets for a total of $4.4 million. Under the terms of the agreements, the Company paid $1.1 million in cash at signing, with a remaining non-interest bearing contract obligation of $3.3 million due in three equal installments in July of each of 2010, 2011 and 2012. The contract obligation was recorded at fair value utilizing the imputed interest rate method. Interest was imputed using a rate of 10.2% per annum, which represents the Company’s estimated market borrowing rate as of the initial transaction date. As of December 31, 2011 and 2010, the remaining unpaid principal balance associated with the obligation was $1.1 million and $2.2 million, respectively.

On February 18, 2009, the Company entered into an agreement to acquire certain patent assets for a total of $12.0 million. Under the terms of the agreement, the Company paid $4.0 million upfront, with a remaining non-interest bearing contract obligation of $8.0 million due in two equal installments in February 2010 and 2011. The contract obligation was recorded at fair value utilizing the imputed interest rate method. Interest was imputed using a rate of 13.0% per annum, which represented the Company’s estimated market borrowing rate as of the initial transaction date. As of December 31, 2010, the remaining unpaid principal balance associated with the obligation was $4.0 million. The Company repaid the remaining principal balance of $4.0 million in February 2011.

On January 26, 2009, the Company entered into an agreement to acquire certain patent assets for a total of $12.0 million. Under the terms of the agreement, the Company paid $3.0 million upfront, with a remaining non-interest bearing contract obligation of $9.0 million due in three equal installments in January 2010, 2011 and 2012. The contract obligation was recorded at fair value utilizing the imputed interest rate method. Interest was imputed using a rate of 13.9% per annum, which represented the Company’s estimated market borrowing rate as of the date of the transaction. As of December 31, 2011 and 2010, the remaining unpaid principal balance associated with the obligation was $3.0 million and $6.0 million, respectively.

On December 16, 2008, the Company entered into agreements to acquire certain patent assets for a total of $2.2 million. Under the terms of the agreements, the Company paid $550,000 upfront, with a remaining non-interest bearing contract obligation of $1.7 million due in three equal installments in December 2011, 2010 and 2009. The contract obligation was recorded at fair value utilizing the imputed interest rate method. Interest was imputed using a rate of 10% per annum, which represented the Company’s estimated market borrowing rate as of the initial transaction date. The remaining unpaid principal balance associated with the obligation was nil and $550,000 at December 31, 2011 and 2010, respectively.

11. Lines of Credit

On August 5, 2010, the Company entered into a standby letter of credit agreement with a banking institution. As of December 31, 2011, the credit facility provided for a $147,000 line of credit in support of a corporate real estate lease. The credit facility, which expires on June 14, 2013, is secured by a priority interest in the Company’s savings account held with the banking institution in the amount of $147,000. The balance in this account has been classified as non-current restricted cash on the accompanying consolidated balance sheets.

On September 23, 2008, the Company entered into a line of credit agreement with a banking institution. The credit facility provides for a $500,000 line of credit. Under the credit facility, a sub-facility of $300,000 is available for a Company-sponsored travel and expense credit card program, and a sub-facility of $200,000 is available under a revolving line of credit. Amounts borrowed under the $300,000 sub-facility, which terminates on April 5, 2012, will be charged a fixed rate of interest of 5% per year. Amounts borrowed under the $200,000 line of credit, which terminates on April 15, 2012, will be charged a variable interest rate equal to the greater of the banking institution’s prime rate or 5%. The banking institution’s prime rate at December 31, 2011 and 2010 was 3.25%. The credit is secured by a priority interest in the Company’s savings account at the banking institution in the amount of $500,000. This amount has been classified as restricted cash on the consolidated balance sheets at December 31, 2011 and 2010. As of December 31, 2011 and 2010, balances under the corporate credit card are $153,000 and $108,000, respectively, and recorded in accounts payable on the consolidated balance sheets. There was no outstanding balance under the revolving line of credit at December 31, 2011 or 2010.

12. Commitments and Contingencies

Operating Lease Commitments

In July 2011, the Company entered into a non-cancelable operating lease agreement to sublease approximately 32,000 square feet of office space located in San Francisco, California. The future minimum lease payments under the sublease totaled approximately $1.2 million as of December 31, 2011. The Company also leases approximately 30,000 square feet of additional office space in San Francisco, California under two separate, non-cancelable agreements, which commenced in August 2010 and December 2009. All of the office space leases in San Francisco expire in April 2013. In November 2010, the Company entered into a non-cancelable lease agreement for approximately 1,400 square feet of office space in Japan, which expires in August 2013. Rent expense related to these non-cancelable operating leases was $1.7 million, $733,000 and $352,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The aggregate future non-cancelable minimum lease payments for the Company’s operating leases as of December 31, 2011 are as follows (in thousands):

Year Ending
2012	$2,487
2013	949

Total future non-cancelable minimum lease payments	$3,436

Litigation

From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or contingencies had been recorded for the years ended December 31, 2011, 2010 and 2009.

Other Commitments

On September 10, 2010, the Company entered into certain agreements with a special-purpose entity formed for the sole purpose of acquiring specific patent assets that had been made available for sale by a third party. If the entity was successful in acquiring the patent assets, the Company had agreed to make a $5.0 million investment in the equity securities of the entity and serve as the exclusive licensing agent for the entity. As of December 31, 2011, the third party had completed the sale of the assets and the special-purpose entity was not the buyer. Therefore, no investment in such entity had been made and the Company has no further obligations under these agreements.

In December 2008, in connection with the acquisition of certain patent assets from an unaffiliated third party in an arm’s-length transaction, the Company agreed to make a one-time payment of $5.0 million in the event that the Company earns $170.0 million of annual subscription revenues in any calendar year. No provision had been made for this contingent payment as of September 30, 2011. In October 2011, the underlying agreement with the unaffiliated third party was amended in exchange for a fixed payment of $4.0 million. Such payment was made in October 2011 and the contingent payment noted above and any related obligations were eliminated.

Guarantees and Indemnifications

The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2011 or 2010. The Company has no reason to believe that there is any material liability related to such indemnification provisions. The Company does not indemnify its clients for patent infringement.

The Company also, in accordance with its Amended and Restated Bylaws, indemnifies certain officers and employees for certain events or occurrences, subject to certain limits, while the officer or employee is or was serving at its request in such capacity. The term of the indemnification period is indefinite. The maximum amount of potential future indemnification is unspecified. The Company has no reason to believe that there is any material liability for actions, events or occurrences that have occurred to date.

13. Common Stock

In September 2011, the Company completed a follow-on offering in which it sold and issued 1,400,000 shares of common stock. The shares were sold by the underwriters at a price of $20.49 per share and the Company received proceeds of $27.4 million after deducting underwriting discounts and commissions. The Company incurred offering costs of $0.5 million.

In May 2011, the Company completed its IPO in which the Company sold and issued 9,065,000 shares of common stock, including 634,565 shares issued pursuant to an option to purchase additional shares granted to the underwriters. The shares were sold by the underwriter at a price of $19.00 per share and the Company received proceeds of $160.2 million after deduction of underwriting discounts and commissions. The Company incurred offering costs of $2.9 million. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 26,229,722 shares of common stock. In connection with the IPO, the Company increased the number of shares of common stock authorized for issuance from 60,000,000 shares to 200,000,000 shares.

In November 2010, the Company issued 488,433 shares of Series C redeemable convertible preferred stock at a price of $7.78 per share. In connection with the issuance of the Series C redeemable convertible preferred stock, the Company increased the number of shares of common stock authorized for issuance from 45,000,000 shares to 60,000,000 shares. This transaction resulted in proceeds of $3.8 million, which the Company used to buy back 488,433 shares of common stock from certain employees at $7.78 per share. These shares were retired in January 2011.

In connection with the issuance of the Series B redeemable convertible preferred stock in July 2009, the Company increased the number of shares of common stock authorized for issuance from 30,000,000 shares to 45,000,000 shares.

In connection with the issuance of the Series A redeemable convertible preferred stock in August 2008, the Company entered into a common stock repurchase agreement with its founders. The Company issued 9,999,998 shares of common stock to the Company’s founders in exchange for the assignment of intellectual property to the Company. The Company has the right to repurchase these shares of common stock upon the termination of a founder’s service to the Company. The repurchase rights lapse over a four-year period, 25% on the first anniversary from the issuance date and thereafter ratably each month over the ensuing 36-month period. As of December 31, 2011, 2010 and 2009, 1,666,666, 4,166,666 and 6,666,667 of these shares were subject to repurchase, respectively. The value of common stock exchanged for the intellectual property was estimated to be $1.5 million based on the then-applicable common stock value of $0.145 per share. The assets received are recorded as intangible assets in the consolidated balance sheets and are being amortized over a four-year period.

In connection with the acquisition of certain patent assets in September and October 2008, the Company issued 999,916 shares of common stock as consideration. The value of common stock given for the patent assets was estimated to be $250,000 based on the then-applicable common stock value of $0.25 per share. The $250,000 was capitalized as part of the cost to acquire the patent assets.

14. Preferred Stock

Upon completion of its IPO, the Company authorized 10,000,000 shares of undesignated preferred stock.

No preferred stock shares were outstanding as of December 31, 2011. Redeemable convertible preferred stock consisted of the following at December 31, 2010 (in thousands):

Authorized
Series A (par value $0.0001)	6,979
Series A-1 (par value $0.0001)	7,016
Series B (par value $0.0001)	11,746
Series C (par value $0.0001)	489

Total redeemable convertible preferred stock	26,230

Issued and outstanding
Series A	6,979
Series A-1	7,016
Series B	11,746
Series C	489

Total redeemable convertible preferred stock	26,230

Carrying value
Series A	$10,067
Series A-1	15,126
Series B	33,819
Series C	3,781

Total redeemable convertible preferred stock	$62,793

Liquidation value
Series A	$10,120
Series A-1	15,180
Series B	35,260
Series C	3,801

Total redeemable convertible preferred stock	$64,361

Voting

The holders of Series A, Series A-1, Series B and Series C stock had one vote for each share of common stock into which their shares may be converted.

As long as any shares of preferred stock were outstanding, the holders of such shares of preferred stock were entitled to elect three directors at any election of directors. As long as each of John Amster, Geoffrey Barker and Eran Zur (together, the “Founders”) continued to provide services to the Company as an employee or consultant, the holders of any outstanding shares of common stock held by Founders were entitled to elect three directors at any election of directors. For each Founder who ceases to provide services to the Company as an employee or consultant, the number of directors the Founders were entitled to elect would be reduced by one, but would never be reduced below one. The holders of preferred stock and common stock (voting together as a single class and not as separate series, and on an as-converted basis) would be entitled to elect one director at any election of directors.

As long as any shares of preferred stock remained outstanding, the Company must obtain approval from 55% of the holders of preferred stock in order to alter the certificate of incorporation, alter the rights, preferences, or privileges of the preferred stock, change the authorized number of shares of preferred stock or common stock, repurchase any shares of preferred stock or common stock other than shares subject to the right of repurchase by the Company, change the authorized number of directors, authorize a dividend for any class or series of stock, authorize or issue any equity security with rights superior to or on par with any series of preferred stock, incur any indebtedness other than in the ordinary course of business in excess of $750,000 individually or $1,500,000 in the aggregate in any 12-month period or consummate a liquidation event.

Dividends

Holders of Series B and Series C redeemable convertible preferred stock were entitled to receive non-cumulative dividends at the per annum rate of 8% of the applicable original issue price of $3.0019 or $7.78 per share, respectively, when and if declared by the board of directors, prior and in preference to any payment of any dividend on the Series A, Series A-1 or common stock. After payment of any such dividend, holders of Series A and Series A-1 stock were entitled to receive non-cumulative dividends at the per annum rate of 8% of the applicable original issue price of $1.45 or $2.1636 per share, respectively, when and if declared by the board of directors, prior and in preference to any payment of any dividend on the common stock. After payment of any such dividends, any additional dividends or distributions would be distributed among holders of common stock and preferred stock in proportion to the number of shares of common stock that would be held by each such holder as if the preferred stock were converted into shares of common stock. No dividends on shares of convertible preferred stock or common stock have been declared by the board from inception through December 31, 2011.

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the then-outstanding Series B and Series C stock were entitled to receive, in preference to the holders of the Series A and Series A-1 and common stock, the amount per share equal to the respective purchase price of $3.0019 per share and $7.78 per share, plus declared and unpaid dividends. Upon completion of the distribution required to the Series B and Series C stockholders, the holders of Series A stock and Series A-1 stock were entitled to receive, in preference to the holders of the common stock, the amount per share equal to the respective purchase price of $1.45 per share and $2.1636 per share, plus declared and unpaid dividends. Thereafter, the remaining assets of the Company would be distributed ratably to the holders of the common stock. For purposes of determining the amount each holder of shares of Series A stock, Series A-1 stock, Series B stock and Series C stock was entitled to receive in such event of liquidation, each holder of shares of preferred stock shall be deemed to have converted (regardless of whether the holder actually converted) such holder’s shares into common stock immediately prior to liquidation if, as a result of an actual conversion, such holder would receive, in the aggregate, an amount greater than the amount that would be distributed to such holder if such holder did not convert such series of preferred stock into shares of common stock. These liquidation features cause the Company’s convertible preferred stock to be classified as mezzanine capital rather than as a component of stockholders’ equity.

If, in the event of liquidation, the assets and funds distributed among the holders of the preferred stock are insufficient to permit the payment to such holders of the full preferential amount, then the entire assets and funds of the Company legally available for distribution were to be distributed ratably among the holders of the preferred stock in proportion to the preferential amount each such holder is otherwise entitled to receive.

Conversion

Each share of Series A, Series A-1, Series B and Series C stock was convertible into such number of shares of common stock as is determined by dividing the applicable original issue price for such series by the applicable conversion price for such series. The conversion price was $1.45, $2.1636, $3.0019 and $7.78 per share for Series A, Series A-1, Series B and Series C stock, respectively. Conversion was either at the option of the holder or was automatic upon the earlier of (a) the closing date of a public offering of the Company’s common stock for which the public offering price is at least three times the original issue price for the Series B stock and the aggregate net proceeds to the Company are not less than $30.0 million or (b) upon the written consent of, in the case of the Series A and Series A-1 stock, the holders of at least 55% of the outstanding Series A and Series A-1 stock, and in the case of the Series B and Series C stock, the holders of at least a majority of the outstanding Series B and Series C stock. As of December 31, 2010 and 2009, the conversion ratio for Series A, Series A-1, Series B and Series C was 1-to-1. All preferred stock converted to common stock upon the Company’s IPO in 2011.

15. Equity Award Plans and Stock-Based Compensation

Equity Award Plans

In February 2011, the Company’s board of directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”), which became effective on the date of the Company’s IPO. The 2011 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares of the Company’s common stock and stock units to employees, directors, and non-employees. The board of directors reserved 1,500,000 shares of common stock for future issuance under the 2011 Plan. As of December 31, 2011, there were 1,004,352 shares available for grant under the 2011 Plan.

In August 2008, the Company’s board of directors adopted the 2008 Plan (the “2008 Plan”) which provides for the issuance of incentive stock options, non-qualified stock options, as well as the direct award or sale of shares of common stock to employees, directors, and non-employees for up to 9,019,474 shares of common stock, as amended. No further awards will be made under the 2008 Plan; however, all awards outstanding under the 2008 Plan will continue to be governed by the existing terms. As of December 31, 2010 and 2009, there were 2,131,308 and 601,917 shares of common stock reserved for future issuance, respectively, under the 2008 Plan. No common stock was reserved for issuance under the 2008 Plan as of December 31, 2011.

Under both the 2011 Plan and 2008 Plan, incentive stock options and non-qualified stock options are to be granted at a price that is not less than 100% of the fair value of the stock at the date of grant. Stock options granted to newly hired employees vest 25% on the first anniversary of the date of hire and ratably each month over the ensuing 36-month period. Stock options granted to existing employees generally vest ratably over the 48-months following the date of grant. Stock options are exercisable for a maximum period of 10 years after date of grant. Incentive stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price not to be less than 110% of the fair value of the stock on the date of grant.

Stock Options

The total stock options outstanding, vested and expected to vest, and exercisable are summarized as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2010	6,455,646	2.83
Granted	2,525,399	13.71
Exercised	(1,384,778)	1.08
Forfeited	(93,542)	2.49

Outstanding at December 31, 2011	7,502,725	6.82	8.6	$50,556

Vested and expected to vest at December 31, 2011	6,577,712	6.58	8.5	$45,915
Exercisable at December 31, 2011	1,833,953	3.07	7.9	$18,297

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the market value of the Company’s common stock as of December 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options. The intrinsic value of options exercised during the period ended December 31, 2011, 2010 and 2009 was $19.0 million, $637,000, and $0, respectively.

Early Exercises. Stock options granted under the 2008 Plan allow the board of directors to grant awards to provide employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. Unvested shares, which amounted to 192,178, 130,851, and 152,113 at December 31, 2011, 2010 and 2009, respectively, were subject to a repurchase right held by the Company at the original issue price in the event the optionees’ employment was terminated either voluntarily or involuntarily. For exercises of employee options, this right lapses according to the vesting schedule designated on the associated option grant. The repurchase terms are considered to be a forfeiture provision. In accordance with ASC 718, the shares purchased by the employees pursuant to the early exercise of stock options are not deemed to be outstanding stock options. In addition, cash received from employee exercises of unvested options is treated as a refundable deposit shown as a liability in the accompanying consolidated balance sheets. As of December 31, 2011, 2010 and 2009, cash received related to unvested shares totaled approximately $118,000, $63,000, and $38,000, respectively. Amounts recorded are transferred into common stock and additional paid-in-capital as the shares vest.

Restricted Stock Units

RSUs granted to newly hired employees vest 25% on the first anniversary of the date of hire and ratably each quarter over the ensuing 36-month period. RSUs granted to existing employees generally vest quarterly over the 48-months following the date of grant. The summary of RSU activity is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2010	—	$—
Granted	185,099	25.20
Vested	(6,168)	26.66
Forfeited	—	—

Unvested at December 31, 2011	178,931	$25.15

Stock-Based Compensation Related to Employees and Directors

Valuation Method. The fair value of stock options is calculated using the Black-Scholes option-pricing model, taking into account the relevant terms and conditions of the option contract. Option valuation models, including the Black-Scholes option pricing model, require the input of assumptions. Changes in the input assumptions can materially affect the fair value.

Fair Value of Common Stock. The fair value of the Company’s common stock has historically been determined by the board of directors as there was no public market for the common stock, subsequent to the IPO the Company used the traded stock price. Determining the fair value of the Company’s common stock required complex and subjective judgment and estimates. There is inherent uncertainty in making these judgments and estimates. The Company performed its analysis in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants entitled Valuation of Privately Held Company Equity Securities Issued as Compensation.

The Company performed regular contemporaneous valuations to assist the Company’s board of directors in estimating the fair value of the common stock at each meeting of which options were granted. The procedures performed to determine the fair value of the Company’s common stock were based on a combination of factors including: the Company’s valuation in the last sale of preferred stock, the operating and financial performance of the Company, the hiring of key personnel, patent and customer acquisitions, the lack of liquidity of the shares of common stock, the liquidation preference of the shares of preferred stock as well as subjective factors relating to the Company’s business. The aforementioned factors were used to estimate the aggregate equity value of the Company at specific stock option grant dates.

After estimating the Company’s equity value, the Company then utilized the option pricing method. Under this method, the value of the common stock was estimated based upon an analysis of values for the Company assuming various outcomes, such as: an initial public offering; a merger or sale; a liquidation; and remaining private, along with the estimated probability of each outcome assuming that all preferred stock is converted into common stock.

Expected Term. The expected term represents the period over which options are expected to be outstanding. As the Company does not have sufficient historical experience for determining the expected term, the Company derived the expected term using the simplified method available under U.S. generally accepted accounting principles.

Expected Volatility. Expected volatility is based on an analysis of reported data for a group of peer companies that granted stock options with substantially similar terms. The expected volatility of stock options granted was determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the stock option. The Company re-evaluates the appropriateness of peer companies used for this purpose for every stock option grant. The Company intends to apply this process consistently using the same or similar entities until a sufficient amount of historical information regarding the volatility of its own share price becomes available or the identified entities cease to be comparable to the Company. In the latter case, more suitable entities whose share prices are publicly available would be utilized in the calculation.

Risk-free Interest Rate. The risk-free interest rate was based on a zero-coupon treasury instrument with a term consistent with the expected term of the stock options.

Expected Dividends. The expected dividend assumption is based on the Company’s current expectation about its future dividend policy.

The weighted-average assumptions and resulting fair values were as follows:

	Years Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.44%	2.00%	2.46%
Expected volatility	59%	59%	122%
Expected dividend yield	—	—	—
Expected term	6.4 years	6.2 years	6 years
Weighted-average estimated fair value	$7.81	$3.06	$0.69

For RSUs, stock-based compensation expense was calculated based on the Company’s stock price on the date of grant, multiplied by the number of units granted. The grant date fair value of RSUs, less estimated forfeitures, is recognized on a straight-line basis over the requisite service period.

Stock compensation expense related to employees and directors stock options was $5.5 million, $1.0 million and $172,000 during the years ended December 31, 2011, 2010 and 2009, respectively, and $406,000 stock compensation expense related to restricted stock units for the year ended December 31, 2011. Stock-based compensation of $110,000 was capitalized year ended December 31, 2011 as part of the cost of internal-use software. No stock-based compensation expense was capitalized during the years ended December 31, 2010 and 2009.

Compensation expense is recognized ratably over the requisite service period. At December 31, 2011, the total unrecognized compensation cost related to options was $24.1 million, which is expected to be recognized over a weighted average period of 3.5 years. At December 31, 2011, the total unrecognized compensation cost related to RSUs was $2.6 million, which is expected to be recognized over a weighted average period of 3.4 years.

Stock-Based Compensation Related to Non-Employees

The Company periodically grants options to non-employees in exchange for goods and services. For the year ended December 31, 2011, the Company issued 10,000 shares of common stock, 75,000 options to purchase common stock and restricted stock units of 62,632 to non-employees in exchange for services. No options were granted to non-employees in exchange for goods and services during the year ended December 31, 2010. During the year ended December 31, 2009, the Company issued to non-employees in exchange for services, options to purchase 80,398 shares of common stock.

Stock compensation expense related to non-employees was $1.1 million, $232,000, and $55,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company accounts for non-employee stock options on a fair value basis using the Black-Scholes option pricing model. The fair value of non-employee options is recognized ratably over the requisite service period of the underlying award. Each reporting period, the fair value of the unvested non-employee options is revalued and amortized over the remaining requisite service period.

16. Income Taxes

Income before income tax (provision) benefit consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic	$45,256	$23,973	$413
International	101	82	8

Total income before income tax (provision) benefit	$45,357	$24,055	$421

The components of the (provision for) benefit from income taxes are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current
Federal	$(5,603)	$—	$—
State	(421)	(268)	(317)
Foreign	(4,576)	(2,859)	(1,648)

Total current	(10,600)	$(3,127)	$(1,965)
Deferred
Federal	$(6,555)	$(5,825)	$2,826
State	930	(1,232)	652

Total deferred	$(5,625)	$(7,057)	$3,478

Total (provision for) benefit from income taxes	$(16,225)	$(10,184)	$1,513

Net deferred tax assets (liabilities) consist of the following (in thousands):

	Year Ended December 31,
	2011	2010
Current deferred tax assets:
Deferred revenue	$3,183	$1,034
Reserves and other	268	851
Stock-based compensation	1,606	137
Other tax credits	13	545
Net operating losses	122	—

Gross current deferred tax asset	$5,192	$2,567
Valuation allowance	—	—

Total current deferred tax assets	$5,192	$2,567

Non-current deferred tax assets (liabilities):
Depreciation and amortization	$(14,695)	$(10,489)
Foreign tax credits	—	3,909
Net operating losses	300	434

Total non-current net deferred tax liabilities	$(14,395)	$(6,146)

The following is a reconciliation of the statutory federal income tax to the Company’s effective tax (in thousands):

	Year ended December 31,
	2011	2010
Tax at statutory federal rate	$(15,875)	$(8,420)
State tax – net of federal benefit	(176)	(1,345)
Permanent differences and other	(341)	(398)
Foreign tax	(4,576)	(2,858)
Foreign tax credit	4,555	2,837
Foreign income not taxed at Federal rate	36	—
EZ credit	152	—

Total provision for income taxes	$(16,225)	$(10,184)

In assessing the realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence as of December 31, 2011 and 2010, management believes it is more-likely-than-not that the U.S. net deferred tax asset will be fully realized. Accordingly, management has not applied a valuation allowance against its net deferred tax assets.

As of December 31, 2011, the Company had state net operating loss carryforwards of $7.3 million available to reduce future taxable income, which will begin to expire in 2031. As of December 31, 2011, the Company had foreign tax credits of $1.7 million for federal purposes, all of which is associated with windfall tax benefits that will be recorded as additional paid-in capital when realized. The foreign tax credits will begin to expire in 2021.

Internal Revenue Code Section 382 places a limitation (the Section 382 Limitation) on the amount of taxable income that can be offset by net operating loss carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. The Company’s capitalization described herein may have resulted in such a change. Generally, after a change in control, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Management has considered the impact of such limitation in determining the utilization of its operating loss carryforwards against taxable income in future periods.

Deferred tax liabilities have not been recognized for undistributed earnings for foreign subsidiaries because it is management’s intention to permanently reinvest such undistributed earnings outside the U. S. Generally, such earnings are subject to potential foreign withholding tax and the U.S. tax upon remittance of dividends and under certain other circumstances. Determination of the amount of recognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries are considered immaterial.

Uncertain Tax Positions

On January 1, 2009, the Company adopted authoritative accounting guidance that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. Under the guidance, the Company is required to recognize in the consolidated financial statements the impact of a tax position, if that position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. A tax position that meets the more-likely-than-not threshold is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized on ultimate settlement with a taxing authority that has full knowledge of all relevant information. The guidance also prescribes rules for: derecognition, classification, interest and penalties, accounting in interim periods and disclosure. There was no adjustment to the opening balance of retained earnings for the cumulative effect of adopting this guidance as a change in accounting principle. The adoption did not impact the Company’s consolidated financial condition, results of operations, or cash flows.

As of December 31, 2011, the Company’s total amount of unrecognized tax benefits was $0.4 million, all of which would impact the Company’s effective tax rate, if recognized.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance as of January 1, 2011	$—
Gross increase related to current period tax positions	369

Balance as of December 31,	$369

The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense and as of December 31, 2011, there were no accrued interest and penalties related to uncertain tax positions.

The Internal Revenue Service is currently examining the Company’s employment taxes for the 2010 and 2009 tax years and federal income tax returns for the 2009 and 2008 tax years. During the fourth quarter of 2011 the IRS issued a Notice of Proposed Adjustments (“NOPA”) for the 2008 and 2009 tax years with proposed adjustments and no assessment. The Company has agreed to the adjustments which are pending final approval from the IRS. The proposed adjustments will not have a material impact on the Company’s consolidated financial statements. The IRS examination is expected to conclude in 2012. The Company’s 2009 and 2008 tax years are currently under examination by State of California Franchise Tax Board. The Company does not expect a material impact on its consolidated financial statements as a result of this examination. The tax periods open to examination by the federal and most state tax authorities includes 2008 through 2011. For the Company’s foreign jurisdictions, the 2009 through 2011 tax years remain open to examination by their respective tax authorities.

17. Related Party Transactions

During the year ended December 31, 2011, one member of the Company’s board of directors also served on the board of directors of one of RPX’s clients. For the year ended December 31, 2011, the Company recognized subscription fee revenue of $2.6 million related to this client. During the years ended December 31, 2010 and 2009, two members of the Company’s board of directors served on the boards of directors of RPX’s clients. For the years ended December 31, 2010 and 2009, the Company recognized subscription fee revenue of $2.7 million and $505,000, respectively, related to these clients. In March 2009, the Company additionally sold certain patent assets to one of these clients for a total cash consideration of $1.5 million. As of December 31, 2011 and 2010, there were no receivables due from either of these clients.

In April 2011, the Company sold an aggregate of 105,708 shares of its common stock at a price of $14.19 per share to two members of its board of directors.

18. Segments

Operating segments are reported in a manner consistent with the internal reporting provided to, and defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its chief executive officer. The Company’s chief executive officer reviews financial information presented on a consolidated basis and, as a result, the Company concluded that there is only one reportable segment.

The Company markets its solution to companies around the world. Revenues are generally attributed to geographic areas based on the country in which the customer is domiciled.

Revenue information by location is presented below (in thousands):

	Years Ended December 31,
	2011	2010	2009
United States	$93,145	$53,040	$13,992
Europe	12,079	10,084	2,854
Asia	48,820	31,750	15,976

Total	$154,044	$94,874	$32,822

The following table presents revenue generated by country as a percentage of net revenue for the countries which represent 10% or more of net revenues for the periods presented below:

	Years Ended December 31,
	2011	2010	2009
United States	60%	56%	43%
Japan	17%	18%	26%
Korea	5%	8%	22%

No other country represented 10% or more of revenues from the above periods.

Long-lived assets information by location is presented below (in thousands):

	December 31,
	2011	2010
United States	$169,132	$127,640
Japan	49	74

Total	$169,171	$127,714

19. Subsequent Events

In March 2012, the Company entered into an amended lease agreement to increase its San Francisco, California office space to approximately 67,000 total square feet from May 2013 through October 2019. The monthly base rent payments pursuant to this lease will initially be approximately $330,000 per month, increasing to approximately $364,000 per month. Total future non-cancelable minimum lease payments will be $26.1 million.

In March 2012, a complaint was filed against the Company and some of its clients (collectively the “Defendants”). The complaint alleges that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The complaint claims that after the Company terminated its negotiations with the plaintiff to license certain patents held by the plaintiff, the Defendants violated the law by jointly refusing to negotiate or accept licenses under the plaintiff’s patents. The plaintiff seeks unspecified monetary damages and injunctive relief. Because the case is at a very early stage, the Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred nor can it estimate the range of the potential loss that may result from this litigation.

20. Selected Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenue	$34,390	$38,850	$38,394	$42,410
Cost of revenue	13,665	14,528	16,459	22,719
Selling, general and administrative expenses	8,110	11,286	9,069	12,128

Operating income	12,615	13,036	12,866	7,563
Interest income	26	42	68	61
Interest expense	(399)	(235)	(147)	(144)
Other income, net	—	—	—	5

Income before provision for income taxes	12,242	12,843	12,787	7,485
Provision for income taxes	5,547	5,177	4,935	566

Net income	$6,695	$7,666	$7,852	$6,919

Net income available to common stockholders:
Basic	$1,046	$4,714	$7,381	$6,615

Diluted	$1,249	$4,924	$7,421	$6,633

Net income available to common stockholders:
Basic	$0.14	$0.16	$0.17	$0.14

Diluted	$0.14	$0.15	$0.15	$0.13

Other Data:
Deferred revenue, including current portion	92,763	87,574	97,535	108,275
Stock-based compensation expense	1,048	1,888	1,913	2,147

	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenue	$18,212	$21,835	$25,131	$29,696
Cost of revenue	7,733	10,216	12,401	13,252
Selling, general and administrative expenses	4,268	5,191	5,891	8,567
Loss on sale of patent assets, net	—	—	75	461

Operating income	6,211	6,428	6,764	7,416
Interest income	131	67	53	24
Interest expense	(971)	(781)	(698)	(601)
Other income, net	—	—	—	12

Income before provision for income taxes	5,371	5,714	6,119	6,851
Provision for income taxes	2,251	2,393	2,553	2,987

Net income	$3,120	$3,321	$3,566	$3,864

Net income available to common stockholders:
Basic	$249	$313	$389	$457

Diluted	$285	$385	$489	$543

Net income available to common stockholders:
Basic	$0.05	$0.06	$0.06	$0.07

Diluted	$0.05	$0.05	$0.06	$0.07

Other Data:
Deferred revenue, including current portion	62,226	67,399	77,471	82,440
Stock-based compensation expense	157	192	282	615

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct is posted on our Web site at http:// http://ir.rpxcorp.com/governance.cfm.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct by posting such information on our Web site, at the address and location specified above and, to the extent required by the listing standards of The NASDAQ Stock Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

The other information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders (the “Proxy Statement”), which we expect to file within 120 days of our fiscal year ended December 31, 2011, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein by reference.

2. Financial Statement Schedules

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated herein by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPX CORPORATION
(Registrant)

March 26, 2012	By:	/s/ John A. Amster
John A. Amster
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John A. Amster and Martin E. Roberts, jointly and severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. AMSTER John A. Amster	Chief Executive Officer; Director (Principal Executive Officer)	March 26, 2012

/s/ ADAM C. SPIEGEL Adam C. Spiegel	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2012

/s/ GEOFFREY T. BARKER Geoffrey T. Barker	Chief Operating Officer; Director	March 26, 2012

/s/ ERAN ZUR Eran Zur	President; Director	March 26, 2012

/s/ IZHAR ARMONY Izhar Armony	Director	March 26, 2012

/s/ SHELBY W. BONNIE Shelby W. Bonnie	Director	March 26, 2012

/s/ RANDY KOMISAR Randy Komisar	Director	March 26, 2012

/s/ THOMAS O. RYDER Thomas O. Ryder	Director	March 26, 2012

/s/ SANFORD R. ROBERTSON Sanford R. Robertson	Director	March 26, 2012

/s/ GIUSEPPE ZOCCO Giuseppe Zocco	Director	March 26, 2012

EXHIBITS

		Filed Herewith	Incorporated by Reference
Description			Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1	333-171817	3.2	January 21, 2011

3.2	Amended and Restated Bylaws of the Registrant		S-1/A	333-171817	3.4	April 18, 2011

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of Common Stock Certificate evidencing shares of common stock of the Registrant		S-1/A	333-171817	4.2	April 28, 2011

4.3	Amended and Restated Investors’ Rights Agreement by and among the Registrant, John Amster, Geoffrey T. Barker, Eran Zur and the Investors (as defined therein), dated as of July 15, 2009		S-1	333-171817	4.3	January 21, 2011

4.4	Waiver and Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, the Amended and Restated Voting Agreement and the Amended and Restated First Refusal and Co-Sale Agreement, dated as of November 12, 2010		S-1	333-171817	4.4	January 21, 2011

10.1	Form of Indemnification Agreement between the Registrant and each officer and director		S-1	333-171817	10.1	January 21, 2011

10.2	Employment Offer Letter by and between the Registrant and John Amster, dated as of August 9, 2008		S-1	333-171817	10.2	January 21, 2011

10.3	Employment Offer Letter by and between the Registrant and Geoffrey Barker, dated as of August 10, 2008		S-1	333-171817	10.3	January 21, 2011

10.4	Employment Offer Letter by and between the Registrant and Eran Zur, dated as of August 10, 2008		S-1	333-171817	10.4	January 21, 2011

10.5	Employment Offer Letter by and between the Registrant and Henri Linde, dated as of October 8, 2008		S-1	333-171817	10.5	January 21, 2011

10.6	Revised Employment Offer Letter by and between the Registrant and Adam Spiegel, dated as of February 10, 2010		S-1	333-171817	10.6	January 21, 2011

10.7	Employment Offer Letter by and between the Registrant and Mallun Yen, dated as of October 25, 2010		S-1	333-171817	10.7	January 21, 2011

10.8	Director Offer Letter by and between the Registrant and Shelby Bonnie, dated as of January 29, 2011		S-1/A	333-171817	10.26	March 4, 2011

		Filed Herewith	Incorporated by Reference
Description			Form	File No.	Exhibit	Filing Date

10.9	Director Offer Letter by and between the Registrant and Sanford R. Robertson, dated as of March 2, 2011		S-1/A	333-171817	10.28	April 18, 2011

10.10	2008 Stock Plan, as amended		S-1	333-171817	10.8	January 21, 2011

10.11	Form of Notice of Stock Option Grant (Early Exercise) and Stock Option Agreement under 2008 Stock Plan		S-1	333-171817	10.9	January 21, 2011

10.12	Form of Notice of Stock Option Grant and Stock Option Agreement under 2008 Stock Plan		S-1	333-171817	10.1	January 21, 2011

10.13	Form of Notice of Stock Option Exercise (Early Exercise) under 2008 Stock Plan		S-1	333-171817	10.11	January 21, 2011

10.14	Form of Notice of Stock Option Exercise under 2008 Stock Plan		S-1	333-171817	10.12	January 21, 2011

10.15	2011 Equity Incentive Plan		S-1/A	333-171817	10.25	March 4, 2011

10.16	Form of Notice of Stock Option Grant and Stock Option Agreement under 2011 Equity Incentive Plan		S-1/A	333-171817	10.32	April 28, 2011

10.17	Form of Notice of Stock Option Grant (Non-Employee Directors) and Stock Option Agreement (Non-Employee Directors) under 2011 Equity Incentive Plan		S-1/A	333-171817	10.33	April 28, 2011

10.18	Form of Notice of Stock Unit Award and Stock Unit Agreement under 2011 Equity Incentive Plan		S-1/A	333-171817	10.34	April 28, 2011

10.19	Compensation Program for Non-Employee Directors		S-1/A	333-171817	10.27	March 4, 2011

10.20	Reference is made to Exhibit 4.3

10.21	Reference is made to Exhibit 4.4

10.22	Series C Preferred Stock Purchase Agreement by and between the Registrant and the Investors, as defined therein, dated as of November 12, 2010		S-1/A	333-171817	10.17	April 28, 2011

10.23	Stock Repurchase Agreement by and between the Registrant and John Amster, dated as of November 12, 2010		S-1	333-171817	10.19	January 21, 2011

10.24	Stock Repurchase Agreement by and between the Registrant and Geoffrey Barker, dated as of November 12, 2010		S-1	333-171817	10.2	January 21, 2011

10.25	Stock Repurchase Agreement by and between the Registrant and Steve Waterhouse, dated as of November 12, 2010		S-1	333-171817	10.21	January 21, 2011

		Filed Herewith	Incorporated by Reference
Description			Form	File No.	Exhibit	Filing Date

10.26	Stock Repurchase Agreement by and between the Registrant and Eran Zur, dated as of November 12, 2010		S-1	333-171817	10.22	January 21, 2011

10.27	Common Stock Purchase Agreement by and among the Registrant and the Investors (as defined therein), dated as of April 7, 2011		S-1/A	333-171817	10.29	April 18, 2011

10.28	Form of Lock-Up Agreement, entered into by MHV Partners LLC and Sanford Robertson		S-1/A	333-171817	10.3	April 18, 2011

10.29	Sublease by and between Registrant and Sedgwick, Detert, Moran & Arnold LLP, dated as of September 29, 2009		S-1	333-171817	10.23	January 21, 2011

10.30	Office Lease Agreement between Registrant and PPF Paramount One Market Plaza Owner, L.P., dated as of July 28, 2010		S-1	333-171817	10.24	January 21, 2011

10.31	Office Lease Agreement between Registrant and PPF Paramount One Market Plaza Owner, L.P., dated as of March 9, 2012	X

21.1	List of subsidiaries of the Registrant		S-1	333-171817	21.1	January 21, 2011

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (Included in Signature Page)	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

		Filed Herewith	Incorporated by Reference
Description			Form	File No.	Exhibit	Filing Date

101+	The following materials from the RPX Corporation Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 26, 2012 formatted in Extensible Business Reporting Language (XBRL):	X
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