Form 10-Q
period 2012-03-31
RPX Corp
filed 2012-05-07
CIK 1509432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-35146

RPX Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-2990113
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Market Plaza, Suite 800,

San Francisco, California 94105

(Address of Principal Executive Offices and Zip Code)

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

On April 30, 2012, 50,136,584 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RPX Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$101,569	$106,749
Short-term investments	150,535	126,976
Restricted cash	—	500
Accounts receivable	6,497	16,160
Prepaid expenses and other current assets	14,771	12,124
Deferred tax assets	5,192	5,192

Total current assets	278,564	267,701
Patent assets, net	159,047	163,352
Property and equipment, net	3,138	2,317
Goodwill and intangible assets, net	3,284	3,512
Restricted cash, less current portion	147	147
Deferred tax assets, less current portion	300	300
Other assets	318	665

Total assets	$444,798	$437,994

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	783	821
Accrued liabilities	3,522	7,762
Deferred revenue	97,432	96,513
Deferred payment obligations	1,869	5,056
Other current liabilities	2,029	2,182

Total current liabilities	105,635	112,334
Deferred revenue, less current portion	8,369	11,762
Deferred tax liabilities	14,695	14,695
Other liabilities	49	119

Total liabilities	128,748	138,910

Commitments and contingencies (Note 12)
Common stock, $0.0001 par value—200,000 shares authorized: 50,090 and 49,145 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	5	5
Additional paid-in capital	268,187	259,315
Retained earnings	47,868	39,787
Accumulated other comprehensive loss	(10)	(23)

Total stockholders’ equity	316,050	299,084

Total liabilities and stockholders’ equity	$444,798	$437,994

See accompanying notes to consolidated financial statements.

RPX Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$43,849	$34,390
Cost of revenue	18,017	13,665
Selling, general and administrative expenses	13,223	8,110
(Gain) on sale of patent assets, net	(177)	—

Operating income	12,786	12,615
Interest income	51	26
Interest and other expense, net	(71)	(399)

Income before provision for income taxes	12,766	12,242
Provision for income taxes	4,685	5,547

Net income	$8,081	$6,695

Net income available to common stockholders:
Basic	$7,840	$1,046

Diluted	$7,853	$1,249

Net income per common share:
Basic	$0.16	$0.14

Diluted	$0.15	$0.14

Weighted-average shares used in computing net income per common share:
Basic	48,308	7,221

Diluted	51,226	9,036

See accompanying notes to consolidated financial statements.

RPX Corporation

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$8,081	$6,695

Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	14	—
Less: reclassification adjustment for gains included in net income	(1)	—

Net unrealized gains on available-for-sale securities	13	—

Other comprehensive income, net of tax	13	—

Comprehensive income	$8,094	$6,695

See accompanying notes to consolidated financial statements.

RPX Corporation

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$8,081	$6,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,125	13,667
Stock-based compensation	2,491	1,048
Excess tax benefit from stock-based compensation	(4,494)	—
Imputed interest on deferred payment obligations	63	263
Gain on sale of patent assets	(177)	—
Amortization of premium on investments	1,020	68
Deferred taxes	—	(11)
Other	(13)	—
Changes in assets and liabilities:
Accounts receivable	9,663	11,887
Prepaid expenses and other assets	(1,208)	1,582
Accounts payable	(38)	(18)
Accrued and other liabilities	(5,049)	(5,740)
Deferred revenue	(2,474)	10,203

Net cash provided by operating activities	25,990	39,644

Cash flows from investing activities
Purchases of investments classified as available-for-sale	(75,255)	(15,100)
Maturities and sale of investments classified as available-for-sale	53,844	—
Decrease in restricted cash	500	—
Purchases of intangible assets	(33)	—
Purchases of property and equipment	(882)	(386)
Acquisitions of patent assets	(12,515)	(19,139)
Proceeds from sale of patent assets	200	—

Net cash used in investing activities	(34,141)	(34,625)

Cash flows from financing activities
Repayments of principal on deferred payment obligations	(3,250)	(9,288)
Initial public offering-related costs	—	(762)
Proceeds from exercise of stock options and other common stock issuances	1,727	228
Excess tax benefit from stock-based compensation	4,494	—

Net cash provided by (used in) financing activities	2,971	(9,822)

Net decrease in cash and cash equivalents	(5,180)	(4,803)
Cash and cash equivalents at beginning of period	106,749	46,656

Cash and cash equivalents at end of period	$101,569	$41,853

Non-cash investing and financing activities
Change in patent assets purchased and accrued but not paid	$865	$200
Intangible assets received in barter transactions	—	120
Initial public offering-related costs accrued but not paid	—	812

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

2.	Summary Of Significant Accounting Policies

Basis of Presentation

The accompanying interim consolidated financial statements of the Company are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The consolidated financial statements do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements, therefore they should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2012.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”) and related authoritative guidance. The primary source of the Company’s revenue is fees paid by its clients under subscription agreements. The Company believes that its patent risk management solution comprises a single deliverable and thus the Company recognizes each subscription fee ratably over the non-cancelable term for which the fee applies. Revenue is recognized net of any discounts or other contractual incentives. The Company starts recognizing revenue when all of the following criteria have been met:

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

RPX Corporation

Notes to Consolidated Financial Statements (Continued)

(unaudited)

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

Concentration of Risk

The Company is subject to concentrations of credit risk principally attributable to cash, cash equivalents, short-term investments and accounts receivable. The Company’s unrestricted cash balances deposited in U.S. banks are non-interest bearing and are insured up to the Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents primarily consist of institutional money market funds, U.S. government and agency securities, municipal bonds and commercial paper denominated in U.S. dollars.

Credit risk with respect to accounts receivable is generally mitigated by short collection periods and/or subscription agreements that provide for payments in advance of the rendering of services. As of March 31, 2012, two clients accounted for 69% and 16% of accounts receivable and as of December 31, 2011, four clients accounted for 26%, 20%, 14% and 12% of accounts receivable. No client accounted for more than 10% of subscription fee revenue for the three months ended March 31, 2012 or 2011.

Fair Value Measurements

The Company’s financial assets and liabilities are measured and reported at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

RPX Corporation

Notes to Consolidated Financial Statements (Continued)

(unaudited)

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

The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for the deferred payment obligations with similar terms, and considering the Company’s credit risk, the carrying value of the deferred payment obligations approximate fair value.

Cash and Cash Equivalents

The Company’s cash and cash equivalents principally consist of institutional money market funds, corporate bonds, municipal bonds and commercial paper denominated in U.S. dollars. Cash equivalents are highly liquid, short-term investments having an original maturity of 90 days or less that are readily convertible to known amounts of cash.

Short-Term Investments

The Company holds short-term investments in U.S. government and agency securities, commercial paper corporate bonds, and municipal bonds with maturities greater than 90 days, which are carried at fair value on the consolidated balance sheets and classified as “available-for-sale.” The Company considers its investments as available to support current operations. As a result, the Company classifies its investments including those with stated maturities beyond twelve months, as current assets in the accompanying consolidated balance sheets. Any unrealized gains or losses are recorded, net of estimated taxes, in accumulated other comprehensive income, a component of stockholders’ equity. Realized gains and losses are recognized upon sale. The specific identification method is used to determine the cost basis of fixed income securities sold.

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

Restricted Cash

The Company had restricted cash of $0.1 million and $0.6 million as of March 31, 2012 and December 31, 2011, respectively, pledged against its lines of credit. See Note 11.

Internal-Use Software and Website Development Costs

The Company capitalizes development costs related to internal-use software and its website and records such amounts as property and equipment, net, on its consolidated balance sheets. These costs include personnel and personnel-related expenses and consultant fees incurred during the application development stages of the project. Costs related to preliminary project activities, minor enhancement and maintenance, and post-implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its useful life, which is generally three years, beginning on the date the software is placed into service. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

During the three months ended March 31, 2012 and 2011, the Company capitalized $0.9 million and $0.4 million, respectively, of internal-use software and website development costs. Amortization of internal-use software was $0.1 million and nil for the three months ended March 31, 2012 and 2011, respectively.

RPX Corporation

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company evaluates goodwill for impairment on an annual basis during its third fiscal quarter or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Because the Company has one reporting unit, the Company utilizes the entity-wide approach to assess goodwill for impairment. There have been no impairments of goodwill recorded in the Company’s consolidated statement of operations for the three months ended March 31, 2012.

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

Intangible Assets, Net

Intangible assets, net primarily consists of intangible assets acquired from other companies as a result of acquisitions. Such assets are capitalized and amortized on a straight-line basis over the estimated useful life of the intangible assets. Intangible assets, net excludes patent-related intangible assets, which are recorded within patent assets, net in the accompanying consolidated balance sheets.

Comprehensive Income

Comprehensive income consists of net income and charges or credits to stockholders’ equity primarily related to changes in unrealized gains or losses on marketable securities, net of taxes.

Recently Adopted and Recently Issued Accounting Standards

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Additionally, ASU 2011-05 does not affect the calculation or reporting of earnings per share. On January 1, 2012, the Company adopted this ASU and elected to present the two-statement option. Other than the change in presentation, the adoption of this ASU had no impact on the Company’s financial position or results of operations.

3.	Net Income Available to Common Stockholders

Upon the Company’s initial public offering in May 2011, all shares of the Company’s redeemable convertible preferred stock were converted to common stock. Basic and diluted net income per share available to common stockholders are presented in conformity with the two-class method required for participating securities. Holders of shares of Series A, Series A-1, Series B and Series C redeemable convertible preferred stock were each entitled to receive 8% per annum non-cumulative dividends, payable prior and in preference to any dividends on common stock. In addition, the holders of restricted common stock are entitled to receive non-forfeitable dividends if declared.

RPX Corporation

Notes to Consolidated Financial Statements (Continued)

(unaudited)

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

The following table presents the calculation of basic and diluted net income per share available to common stockholders:

	Three Months Ended March 31,
	2012	2011
Net income available to common stockholders:
Numerator:
Basic:
Net income	$8,081	$6,695
Allocation of net income to participating stockholders	(241)	(5,649)

Net income available to common stockholders – basic	$7,840	$1,046

Diluted:
Net income available to common stockholders – basic	$7,840	$1,046
Undistributed earnings re-allocated to common stockholders	13	203

Net income available to common stockholders – diluted	$7,853	$1,249

Denominator:
Basic shares:
Weighted-average shares used in computing basic net income available to common stockholders	48,308	7,221

Diluted shares:
Weighted-average shares used in computing basic net income available to common stockholders	48,308	7,221
Dilutive effect of options using treasury-stock method	2,918	1,815

Weighted-average shares used in computing diluted net income available to common stockholders	51,226	9,036

Net income per share:
Basic	$0.16	$0.14

Diluted	$0.15	$0.14

For the three months ended March 31, 2012 and 2011, the following securities were not included in the calculation of diluted shares outstanding, as the effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2012	2011
Weighted-average:
Shares of redeemable convertible preferred stock	—	26,230
Shares of common stock subject to repurchase	1,483	3,980
Stock options outstanding	1,377	—
Restricted stock units outstanding	99	—

RPX Corporation

Notes to Consolidated Financial Statements (Continued)

(unaudited)

4.	Fair Value Measurements

The following tables present the financial assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Fair Value	Level 1	Level 2
Cash equivalents
Money market funds	$77	$77	$—
Commercial paper	17,999	—	17,999
Municipal bonds	6,935	—	6,935
Corporate bonds	7,874	—	7,874

	$32,885	$77	$32,808

Short-term investments
Commercial paper	$4,492	$—	$4,492
Municipal bonds	109,091	—	109,091
Corporate bonds	6,858	—	6,858
U.S. government and agency securities	30,094	—	30,094

	$150,535	$—	$150,535

	December 31, 2011
	Fair Value	Level 1	Level 2
Cash equivalents
Money market funds	$21,504	$21,504	$—
Commercial paper	24,405	—	24,405
Municipal bonds	8,385	—	8,385
Corporate bonds	2,045	—	2,045

	$56,339	$21,504	$34,835

Short-term investments
Commercial paper	$4,850	$—	$4,850
Municipal bonds	65,675	—	65,675
Corporate bonds	6,828	—	6,828
U.S. government and agency securities	49,623	—	49,623

	$126,976	$—	$126,976

As of March 31, 2012 and December 31, 2011, the Company did not use level 3 inputs to measure financial assets or liabilities at fair value.

5.	Short-term Investments

The following table summarizes the Company’s investments in available-for-sale securities (in thousands):

	March 31, 2012
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$4,492	$—	$—	$4,492
Municipal bonds	109,112	6	(27)	109,091
Corporate bonds	6,849	10	(1)	6,858
U.S. government and agency securities	30,089	5	—	30,094

	$150,542	$21	$(28)	$150,535

RPX Corporation

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity within accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in interest and other expense, net in the Company’s consolidated statements of operations.

The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of March 31, 2012 and December 31, 2011. As of March 31, 2012, no individual securities incurred continuous unrealized losses for greater than 12 months.

6.	Patent Assets, Net

Patent assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Patent assets, gross	$300,885	$287,555
Less: Accumulated amortization	(141,838)	(124,203)

Total patent assets, net	$159,047	$163,352

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors, and software. The Company amortizes each acquired portfolio of patent assets on a straight-line basis over its estimated economic useful life. As of March 31, 2012 and December 31, 2011, the estimated economic useful lives of the Company’s patent assets generally ranged from 24 to 60 months. As of March 31, 2012, the weighted-average original estimated economic useful life was 50 months.

The following table summarizes the expected future annual amortization expense of patent assets as of March 31, 2012 (in thousands):

2012 (remainder)	$49,087
2013	52,582
2014	29,872
2015	17,930
2016	9,190
Thereafter	386

Total estimated future amortization expense	$159,047

Amortization expense was approximately $17.7 million and $13.5 million for the three months ended March 31, 2012 and 2011, respectively.

7.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Computer, equipment and software	$745	$666
Internal-use software	2,142	1,221
Furniture and fixtures	659	611
Leasehold improvements	162	139
Work-in-progress	130	178

Total property and equipment, gross	3,838	2,815
Less: Accumulated depreciation and amortization	(700)	(498)

Total property and equipment, net	$3,138	$2,317

RPX Corporation

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Depreciation and amortization expense was approximately $0.2 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively. Stock-based compensation for the three months ended March 31, 2012 and 2011 of $0.1 million and $11,000, respectively, was capitalized as part of the cost of internal-use software.

8.	Goodwill and Intangible Assets, Net

Goodwill

Goodwill as of March 31, 2012 and December 2011 totaled $1.7 million.

Intangible Assets, Net

Intangible assets, net, as of March 31, 2012 and December 31, 2011 consisted of (in thousands):

	Weighted-Average	March 31, 2012			December 31, 2011
	Lives (Months)	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	37	$728	$(193)	$535	$665	$(128)	$537
Customer relationship	36	250	(69)	181	250	(49)	201
Non-compete	24	80	(32)	48	80	(22)	58
Trademarks	36	890	(240)	650	890	(165)	725
Other intangible assets	48	1,450	(1,319)	131	1,450	(1,229)	221
Intangible assets in progress	N/A	64	—	64	95	—	95

		$3,462	$(1,853)	$1,609	$3,430	$(1,593)	$1,837

The estimated future amortization expenses for intangible assets (excluding intangible assets in-progress) are summarized below (in thousands):

2012 (remainder)	$633
2013	643
2014	269

Total estimated future amortization expense	$1,545

Amortization expense for the three months ended March 31, 2012 and 2011 was $0.3 million and $0.1 million, respectively.

9.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Accrued payroll-related expenses	$2,611	$7,160
Other	2,940	2,784

Total accrued and other current liabilities	$5,551	$9,944

10.	Deferred Payment Obligations

On July 6, 2009, the Company entered into an agreement to purchase certain patent assets for a total of $4.4 million. Under the terms of the agreements, the Company paid $1.1 million in cash at signing, with a remaining non-interest bearing contract obligation of $3.3 million due in three equal installments in July of each of 2010, 2011 and 2012. The contract obligation was recorded at fair value utilizing the imputed interest rate method. Interest was imputed using a rate of 10.2% per annum, which represents the Company’s estimated market borrowing rate as of the initial transaction date. As of March 31, 2012 and December 31, 2011, the remaining unpaid principal balance associated with the obligation was $1.1 million.

On January 26, 2009, the Company entered into an agreement to acquire certain patent assets for a total of $12.0 million. Under the terms of the agreement, the Company paid $3.0 million upfront, with a remaining non-interest bearing contract obligation of $9.0 million due in three equal installments in January 2010, 2011 and 2012. The contract obligation was recorded at fair value utilizing the imputed interest rate method. Interest was imputed using a rate of 13.9% per annum, which represented the Company’s estimated market borrowing rate as of the date of the transaction. As of March 31, 2012 and December 31, 2011, the remaining unpaid principal balance associated with the obligation was nil and $3.0 million, respectively.

RPX Corporation

Notes to Consolidated Financial Statements (Continued)

(unaudited)

11.	Lines of Credit

On March 28, 2012, the Company entered into a standby letter of credit agreement with a banking institution. As of March 31, 2012, the credit facility provided for a $1.8 million line of credit in support of a corporate real estate lease. Amounts borrowed under the letter of credit will be charged a variable interest rate, but at least 4% per year. As of March 31, 2012, there was no outstanding balance.

On February 2, 2012, the Company amended its line of credit agreement with a banking institution. The amendment increased the Company’s credit facility from $0.3 million to $0.5 million for a Company-sponsored travel and expense credit card program. Amounts borrowed will be charged a fixed rate of interest of 5% per year. The credit was secured by a priority interest in the Company’s savings account at the banking institution in the amount of $0.3 million, this amount was released upon execution of the amended line of credit. There was no outstanding balance under the revolving line of credit as of March 31, 2012 or December 31, 2011.

On August 5, 2010, the Company entered into a standby letter of credit agreement with a banking institution. As of December 31, 2011, the credit facility provided for a $0.1 million line of credit in support of a corporate real estate lease. The credit facility, which expires on June 14, 2013, is secured by a priority interest in the Company’s savings account held with the banking institution in the amount of $0.1 million. The balance in this account has been classified as non-current restricted cash on the accompanying consolidated balance sheets.

12.	Commitments and Contingencies

Operating Lease Commitments

The Company leases its facilities under non-cancelable lease agreements. Operating lease obligations have increased from those as of December 31, 2011, as a result of the following agreement entered into during the three months ended March 31, 2012.

In March 2012, the Company entered into an amended lease agreement to increase its San Francisco, California office space to approximately 67,000 total square feet from May 2013 through October 2019. The monthly base rent payments pursuant to this lease will initially be approximately $0.3 million per month, increasing to approximately $0.4 million per month. Total future non-cancelable minimum lease payments will be $26.1 million.

Rent expense related to these non-cancelable operating leases was $0.6 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively.

Other Commitments

In March 2012, the Company entered into a commitment to purchase certain patent assets for total cash consideration of $6.0 million. The purchase commitment is contingent upon several closing conditions which must occur on or before May 30, 2012, and as such, no amount has been recorded in the consolidated balance sheet at March 31, 2012.

Litigation

From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or contingencies had been recorded as of March 31, 2012 or December 31, 2011.

In March 2012, Cascades Computer Innovations LLC filed a lawsuit in U.S. District Court for the Northern District of California against the Company and five of its clients (collectively the “Defendants”). The complaint alleges that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The complaint claims that after the Company terminated its negotiations with the plaintiff to license certain patents held by the plaintiff, the Defendants violated the law by jointly refusing to negotiate or accept licenses under the plaintiff’s patents. The plaintiff seeks unspecified monetary damages and injunctive relief. Because the case is at a very early stage, the Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred nor can it estimate the range of the potential loss that may result from this litigation.

RPX Corporation

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Guarantees and Indemnifications

The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2012 or December 31, 2011. The Company has no reason to believe that there is any material liability related to such indemnification provisions. The Company does not indemnify its clients for patent infringement.

In accordance with its amended and restated bylaws, the Company also indemnifies certain officers and employees for losses incurred in connection with actions, suits or proceedings threatened or brought against such officer or employee arising from his or her service to the Company as an officer or employee, subject to certain limits, while the officer or employee is or was serving at its request in such capacity. The term of the indemnification period is indefinite. The maximum amount of potential future indemnification is unspecified. The Company has no reason to believe that there is any material liability for actions, events or occurrences that have occurred to date.

13.	Stockholders’ Equity

Common Stock

As of March 31, 2012, under the Company’s amended and restated certificate of incorporation the Company is authorized to issue 10 million shares of preferred stock with a par value of $0.0001 per share and 200 million shares of common stock with par value of $0.0001 per share.

In connection with the issuance of the Series A redeemable convertible preferred stock in August 2008, the Company entered into a common stock repurchase agreement with its founders. The Company issued 9,999,998 shares of common stock to the Company’s founders in exchange for the assignment of intellectual property to the Company. The Company has the right to repurchase these shares of common stock upon the termination of a founder’s service to the Company. The repurchase rights lapse over a four-year period, 25% on the first anniversary from the issuance date and thereafter ratably each month over the ensuing 36-month period. As of March 31, 2012 and December 31, 2011, 1,041,666 and 1,666,666, respectively, of these shares were subject to repurchase. The value of common stock exchanged for the intellectual property was estimated to be $1.5 million based on the then-applicable common stock value of $0.145 per share. The assets received are recorded as intangible assets in the consolidated balance sheets and are being amortized over a four-year period.

Preferred Stock

As of March 31, 2012, under the Company’s amended and restated certificate of incorporation the Company is authorized to issue 10 million shares of preferred stock with a par value of $0.0001 per share. The board of directors is authorized to provide for the issuance of one or more series of preferred stock and to establish the powers, preferences and rights of the preferred shares.

Upon the Company’s initial public offering in May 2011, all shares of the Company’s redeemable convertible preferred stock automatically converted into 26,229,722 shares of common stock. As of March 31, 2012, the Company had no redeemable convertible preferred shares outstanding.

Equity Plans

In February 2011, the Company’s Board of Directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”), which became effective on the date of the Company’s initial public offering. The 2011 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares of the Company’s common stock, and stock units to employees, directors and consultants. The Board of Directors reserved 1,500,000 shares of common stock for future issuance under the 2011 Plan. In March 2012, the Company reserved an additional 2,457,269 shares of common stock for future issuance under the 2011 Plan.

In August 2008, the Company’s Board of Directors adopted the 2008 Stock Option Plan, as amended (the “2008 Plan”), which provides for the issuance of incentive stock options, non-qualified stock options, as well as the direct award or sale of shares of common stock to employees, directors and consultants for up to 9,019,474 shares of common stock. While no further awards are being made under the 2008 Plan, all awards outstanding under the 2008 Plan continue to be governed by the terms of the original award.

Under both the 2008 Plan and 2011 Plan, incentive stock options and non-qualified stock options are granted at a price not less than 100% of the fair value of the stock at the date of grant. Incentive stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price not less than 110% of the fair value of the stock on the date of grant. Options granted to newly hired employees vest 25% on the first anniversary of the date of hire and ratably each month over the ensuing 36 month period. Options granted to existing employees generally vest ratably over the 48 months following the date of grant. Options are exercisable for a maximum period of ten years after the date of grant. Restricted stock units granted to newly hired employees vest 25% on the first Company established vest date after their first anniversary of the date of hire and ratably each quarter over the ensuing 36 month period. Restricted stock units granted to existing employees generally vest ratably each quarter over the 48 months following the date of grant.

RPX Corporation

Notes to Consolidated Financial Statements (Continued)

(unaudited)

A summary of the Company’s activity under the 2008 Plan and 2011 Plan and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance—December 31, 2011	1,004	7,503	$6.82
Options authorized	2,457	—	—
Options granted	(543)	543	16.21
Options exercised	—	(942)	1.83
Options canceled	19	(19)	14.41
Restricted stock units granted	(345)	—	—
Restricted stock units forfeited	8	—	—

Balance—March 31, 2012	2,600	7,085	8.18	8.5	$66,200

Vested and exercisable—March 31, 2012		1,313	5.01	7.9	16,383

Vested and expected to vest—March 31, 2012		6,188	8.01	8.5	59,005

The weighted-average grant date fair value of options granted during the three months ended March 31, 2012 and 2011 was $9.08 and $5.81 per share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $14.3 million and $2.5 million, respectively.

Restricted Stock Units

The summary of restricted stock units (“RSUs”) activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested units—December 31, 2011	179	$25.15
Granted	345	16.22
Vested	(3)	22.24
Forfeited	(8)	15.25

Non-vested units—March 31, 2012	513	19.32	$9,911

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

	Three Months Ended March 31,
	2012	2011
Dividend yield	—%	—%
Risk-free rate	1.15%	2.67%
Expected volatility	61%	59%
Expected term—in years	6.0	6.7

For RSUs, stock-based compensation expense was calculated based on the Company’s stock price on the date of grant, multiplied by the number of units granted. The grant date fair value of RSUs, less estimated forfeitures, is recognized on a straight-line basis over the requisite service period.

Employees and directors stock-based compensation expense related to stock options for the three months ended March 31, 2012 and 2011, was $1.9 million and $0.8 million, respectively, and stock-based compensation expense related to restricted stock units for the three months ended March 31, 2012 and 2011, was $0.4 million and nil, respectively.

RPX Corporation

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Stock-based compensation expense is recognized ratably over the requisite service period. As of March 31, 2012, there was $27.5 million of unrecognized compensation cost related to stock options which was expected to be recognized over a weighted-average period of 3.3 years. As of March 31, 2012, there was $8.4 million of unrecognized compensation cost related to RSUs which was expected to be recognized over a remaining weighted-average period of 3.4 years. Future option grants will increase the amount of stock-based compensation expense to be recorded.

Stock-Based Compensation Related to Non-Employees

The Company periodically grants equity awards to non-employees in exchange for goods and services. No awards were granted to non-employees in exchange for goods and services during the three months ended March 31, 2012. During the three months ended March 31, 2011, the Company issued 10,000 shares of common stock and options to purchase 5,000 shares of common stock to non-employees in exchange for services.

Non-employee stock-based compensation expense related to stock options for the three months ended March 31, 2012 and 2011, was $0.2 million and $0.3 million, respectively, and stock-based compensation expense related to restricted stock units for the three months ended March 31, 2012 and 2011, was $0.2 million and nil, respectively. The Company accounts for non-employee stock options on a fair value basis using the Black-Scholes option pricing model. The fair value of non-employee options is recognized ratably over the requisite service period of the underlying award. Each reporting period the fair value of the unvested non-employee options is revalued and amortized over the remaining requisite service period.

14.	Income Taxes

The Company uses an estimated annual effective tax rate based upon a projection of its annual fiscal year results to measure the income tax benefit or expense recognized in each interim period. The Company’s effective tax rate, including the impact of discreet benefit items, was 37% for the three months ended March 31, 2012 compared to 45% for the three months ended March 31, 2011. The decrease in our effective tax rate was primarily attributable to the use of a single sales factor for California state income tax apportionment. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to the effect of certain permanent differences and state income taxes.

During the three months ended March 31, 2012, the Internal Revenue Service (“IRS”) completed its examination of the Company’s employment taxes for the 2010 and 2009 tax years and federal income tax returns for the 2009 and 2008 tax years. In addition, during the fourth quarter of 2011, the IRS issued a Notice of Proposed Adjustments (“NOPA”) for the 2008 and 2009 tax years with proposed adjustments and no assessment. The Company has agreed to the adjustments which have been approved by the IRS. The adjustments did not have a material impact on the Company’s consolidated financial statements. The Company’s 2009 and 2008 tax years are currently under examination by the State of California Franchise Tax Board. The Company does not expect a material impact on its consolidated financial statements as a result of this examination. The tax periods open to examination by federal and most state tax authorities includes 2008 through 2011. For the Company’s foreign jurisdictions, the 2009 through 2011 tax years remain open to examination by their respective tax authorities.

15.	Related-Party Transactions

During the three months ended March 31, 2012 and 2011, one member of the Company’s board of directors also served on the board of directors of one of RPX’s clients. For the three months ended March 31, 2012 and 2011, the Company recognized subscription fee revenue of $0.7 million related to this client. As of March 31, 2012 and December 31, 2011, there were no receivables due from this client.

16.	Segment Reporting

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

RPX Corporation

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The following table presents revenue by location and revenue generated by country as a percentage of total revenue, for countries representing 10% or more of revenues for the periods presented below (dollars in thousands):

	Three Months Ended March 31,
	2012		2011
United States	$24,484	56%	$20,972	61%
Japan	9,609	22	5,536	16
Other	9,756	22	7,882	23

Total revenue	$43,849	100%	$34,390	100%

Long-lived assets information by location is presented below (in thousands):

	March 31, 2012	December 31, 2011
United States	$165,426	$169,132
Japan	43	49

Total long-lived assets	$165,469	$169,181

17.	Subsequent Events

On March 30, 2012, the Company entered into a number of agreements with Digitude Innovations, LLC, Preservation Technologies LLC, and Robert and Susan Kramer. The agreements were subject to closing conditions that were satisfied on April 19, 2012. Pursuant to these agreements, the Company paid $45.8 million and acquired among other things (i) certain patents and patent rights and (ii) all of the issued and outstanding membership interests in Altitude Capital Management LLC. This acquisition will add more than 550 patent assets to the Company’s portfolio and enhance its market intelligence. The transaction is expected to be accounted in accordance with ASC 805, Business Combinations (“ASC 805”).

When recording a business combination, the Company allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. This requires the Company to make significant estimates and assumptions. At the time these financial statements were signed and authorized for issue, the initial accounting for the Digitude Innovations business combination was incomplete. As such, disclosures have not been made relating to: the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed; the total amount of goodwill and the amount of goodwill that is expected to be deductible for tax purposes; and amounts assigned to each class of intangible asset and its respective weighted average amortization period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2012.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2012. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

RPX helps companies reduce patent-related risk and expense. We provide a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. As of March 31, 2012, we had a client network of 116 members.

Our business model aligns our interests with those of our clients. We have not asserted and will not assert our patents, which enables us to develop strong and trusted relationships with our clients. Our clients include companies that design, make or sell technology-based products and services as well as companies that use technology in their businesses.

The core of our solution is defensive patent aggregation, in which we acquire patents or licenses to patents, which we refer to collectively as “patent assets,” that are being or may be asserted against our current and prospective clients. We then provide our clients with licenses to substantially all of these patent assets to protect them from potential patent infringement assertions. We also provide our clients access to our proprietary patent market intelligence and data.

For the three months ended March 31, 2012, revenue grew to $43.8 million as we added 4 net new clients bringing our total client network to 116 companies. We ended the quarter with deferred revenue of $105.8 million.

We believe that the amount that we spend to acquire patent assets is a key driver of the value that we create for our clients. We measure acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated and structured acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital. During the three months ended March 31, 2012, we completed 7 acquisitions of patent assets and our gross and net acquisition spend totaled $13.4 million. Over the trailing four quarters ended March 31, 2012, our gross acquisition spending totaled $97.7 million and our net acquisition spend totaled $93.1 million. From our inception through March 31, 2012, we had completed 97 acquisitions of patent assets with gross acquisition spend of approximately $385.1 million and net acquisition spend of $303.3 million.

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

Provision for Income Taxes

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Based on available information, we believe it is more-likely-than-not that our deferred tax assets will be fully realized. Accordingly, we have not applied a valuation allowance against our net deferred tax assets.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K filed with the SEC on March 26, 2012.

We consider the following to be critical accounting policies and estimates because we believe they are both important to the portrayal of our financial condition and results of operations and require management judgments about matters that are uncertain. If actual results or events differ materially, our reported financial condition and results of operation for future periods could be materially affected.

•	Revenue Recognition

•	Amortization of Patent Assets

•	Accounting for Stock-Based Awards

•	Accounting for Income Taxes

Results of Operations

The following table sets forth, for the periods indicated, consolidated statements of operations data (in thousands).

	Three Months Ended March 31,
	2012	2011
Revenue	$43,849	$34,390
Cost of revenue	18,017	13,665
Selling, general and administrative expenses	13,223	8,110
(Gain) on sale of patent assets, net	(177)	—

Operating income	12,786	12,615
Interest income and other	51	26
Interest and other expense, net	(71)	(399)

Income before provision for income taxes	12,766	12,242
Provision for income taxes	4,685	5,547

Net income	$8,081	$6,695

The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of revenue.

	Three Months Ended March 31,
	2012	2011
Revenue	100%	100%
Cost of revenue	41	40
Selling, general and administrative expenses	30	24
(Gain) on sale of patent assets, net	—	—

Operating income	29	36
Interest income and other	—	—
Interest and other expense, net	—	(1)

Income before provision for income taxes	29	35
Provision for income taxes	11	16

Net income	18%	19%

Revenue

Our revenue for the three months ended March 31, 2012 was $43.8 million compared to $34.4 million during the same period a year ago, an increase of $9.5 million, or 28%. The increase was primarily due to the growth in our client network and the resulting recognition of revenue from clients that joined both during the current period and prior to the start of the current period.

We expect our revenue growth to continue if we are successful in our efforts to add new clients and retain existing clients. However, while we expect to continue to experience revenue growth, we do not believe that our rate of growth since inception is representative of anticipated future revenue growth.

Cost of Revenue

Our cost of revenue for the three months ended March 31, 2012 was $18.0 million compared to $13.7 million during the same period a year ago, an increase of $4.4 million, or 32%. The increase was a result of additional amortization expense attributable to the increase in our patent assets. Amortization expense related to our patent assets was $17.7 million and $13.5 million for the three months ended March 31, 2012 and 2011, respectively. The expenses incurred to maintain patents and prosecute patent applications included in our portfolio were approximately $0.2 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended March 31, 2012 were $13.2 million compared to $8.1 million during the same period a year ago, an increase of $5.1 million or 63%. The increase was primarily due to a $3.5 million increase in personnel-related costs, including stock-based compensation, attributable to increasing our headcount to 125 employees as of March 31, 2012 compared to 73 employees at March 31, 2011, a $0.7 million increase in professional fees due to increased infrastructure costs associated with the growth of our business and costs associated with being a public company and a $0.6 million increase in our facility-related costs, depreciation and other corporate expenses due to the leasing of additional office space, and higher depreciation expenses due to increases in property and equipment balances.

Interest Income

Interest income for the three months ended March 31, 2012 was $0.1 million as compared to $26,000 for the same prior year period, an increase of $25,000, or 96%. The increase was due to interest earned on larger cash balances attributable to our initial public offering and follow-on offering of common stock in 2011.

Interest Expense

Interest expense for the three months ended March 31, 2012 was $0.1 million as compared to $0.4 million for the same prior year period, a decrease of $0.3 million, or 82%. The decrease was primarily due to a reduction in outstanding debt balances.

Provision for Income Taxes

Our effective tax rate for the three months ended March 31, 2012 was 37%, including the impact of discreet benefit items, compared to 45% for the three months ended March 31, 2011. The decrease in our effective tax rate was primarily attributable to the use of a single sales factor for California state income tax apportionment. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to the effect of certain permanent differences and state income taxes.

Liquidity and Capital Resources

As of March 31, 2012, we had $101.6 million of cash and cash equivalents and $150.5 million in short-term investments. In September 2011, we completed a follow-on offering of our common stock, in which we sold and issued 1,400,000 shares of common stock. The shares were sold by the underwriters at a price of $20.49 per share, and we received proceeds of $27.4 million after deducting underwriting discounts and commissions. In connection with this offering, we incurred offering costs of $0.5 million. In May 2011, we completed our initial public offering in which we sold and issued 9,065,000 shares of common stock, including 634,565 shares issued pursuant to an over-allotment option granted to the underwriters. The shares were sold by the underwriters at a price of $19.00 per share and we received proceeds of $160.2 million after deducting underwriting discounts and commissions. We incurred offering costs of $2.9 million. Prior to the initial public offering, substantially all of our operations and patent asset acquisitions had been financed through the private sale of equity securities, subscription fees collected from our clients and patent-seller financing.

On March 30, 2012, we entered into a number of agreements with Digitude Innovations, LLC, Preservation Technologies LLC, and Robert and Susan Kramer. The agreements were subject to closing conditions that were satisfied on April 19, 2012. Pursuant to these agreements, we paid $45.8 million and purchased (i) certain patents and patent rights and (ii) all of the issued and outstanding membership interests in Altitude Capital Management LLC.

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

As a public company, we incur costs that we had not previously incurred prior to our initial public offering, including, but not limited to, costs and expenses for directors fees, increased directors and officers insurance, investor relations fees, expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and The Nasdaq Global Market, on which our common stock is listed, and various other costs. The Sarbanes-Oxley Act of 2002 requires that we maintain effective disclosure controls and procedures and internal control over financial reporting.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$25,990	$39,644
Net cash used in investing activities	(34,141)	(34,625)
Net cash provided by (used in) financing activities	2,971	(9,822)

Decrease in cash and cash equivalents	$(5,180)	$(4,803)

Cash Flows from Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation, amortization, stock-based compensation and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2012 was $26.0 million, consisting of: net income of $8.1 million; adjustments for non-cash items of $17.0 million primarily due to $18.1 million of depreciation and amortization, $2.5 million of stock-based compensation and reduction of $4.5 million due to excess tax benefit from stock-based compensation; and changes in working capital and non-current assets and liabilities totaling $0.9 million primarily from a $9.7 million decrease in accounts receivable, a $5.0 million decrease in accrued liabilities and a $2.5 million decrease in deferred revenue. The decrease in deferred revenue is due to $44.1 million of net revenue and other adjustments recorded during the period and partially offset by revenue billings to new and existing clients of $41.6 million. The amount of deferred revenue in any given period varies with the addition of new clients, the mix of payment terms that we offer and the timing of invoicing existing clients.

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

Cash Flows from Investing Activities

Cash used in investing activities primarily consists of acquisitions of patent assets and purchases of short-term marketable securities classified as available-for-sale. Net cash used in investing activities for the three months ended March 31, 2012 was $34.1 million, of which $21.4 million represented net purchases of short-term investments, $12.5 million represented our acquisitions of patent assets and $0.9 million represented acquisitions of property and equipment. We expect our cash used in investing activities to increase in the future as we acquire additional patents.

Cash used by investing activities for the three months ended March 31, 2011 was $34.6 million, of which $19.1 million represented our acquisition of patent assets, net and $15.1 million represented our acquisition of investments.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 was $3.0 million. Net cash provided by financing activities during the three months ended March 31, 2012 was due to $4.5 million excess tax benefit from stock-based compensation, $1.7 million proceeds from exercise of stock options and partially offset by $3.3 million of deferred payment obligations.

Cash used by financing activities for the three months ended March 31, 2011 was $9.8 million, primarily from the repayment of our debt obligations.

Contractual Obligations and Commitments

We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under leases for office space. Commitments to settle contractual obligations in cash under operating leases and other obligations have not changed significantly from the “Commitments and Contingencies” table included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except for the following agreement entered into during the three months ended March 31, 2012.

In March 2012, we entered into an amended lease agreement to increase our San Francisco, California office space to approximately 67,000 total square feet from May 2013 through October 2019. The monthly base rent payments pursuant to this lease will initially be approximately $0.3 million per month, increasing to approximately $0.4 million per month. Total future non-cancelable minimum lease payments will be $26.1 million.

In March 2012, we entered into a commitment to purchase certain patent assets for total cash consideration of $6.0 million. The purchase commitment is contingent upon several closing conditions which must occur on or before May 30, 2012, and as such, no amount has been recorded in the consolidated balance sheet at March 31, 2012.

Off Balance Sheet Arrangements

There were no substantial changes to our guarantee and indemnification obligations or other off balance sheet arrangements during the three months ended March 31, 2012.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, or ASU 2011-05, which requires companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Additionally, ASU 2011-05 does not affect the calculation or reporting of earnings per share. On January 1, 2012, we adopted this ASU and elected to present the two-statement option. Other than the change in presentation, the adoption of this ASU had no impact on our financial position or results of operations.

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

Interest Rate Sensitivity

We had cash, cash equivalents, restricted cash and short-term investments of $252.1 million as of March 31, 2012. Our unrestricted cash balances deposited in U.S. banks are non-interest bearing and insured up to the FDIC limits. Cash equivalents consist of institutional money market funds, U.S. Government and agency securities, municipal bonds and commercial paper denominated primarily in U.S. Dollars. Interest rate fluctuations affect the returns in our invested funds. Unrestricted cash and cash equivalents are held for working capital purposes and restricted cash amounts are held as security against various lease obligations.

As of March 31, 2012, our short-term investments of $150.5 million were primarily invested in U.S. Government and Agency securities, commercial paper and corporate and municipal bonds maturing between 90 days and 12 months. As of March 31, 2012, our investments were classified as available-for-sale and, consequently, were recorded at fair value in the consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in fair value of such assets below its carrying value is other-than-temporary. As of March 31, 2012, we had not recorded an impairment related to our investments in the consolidated statement of operations.

If overall interest rates had changed by 10% during the three months ended March 31, 2012, the fair value of our investments would not have been materially affected.

Effect of Inflation

We believe that inflation has not had a material impact on our consolidated results of operations for the three months ended March 31, 2012. There can be no assurance that future inflation will not have an adverse impact on our consolidated results of operations or financial condition.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments that approximate their fair values due to their short period of time to maturity. We do not use derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below before making a decision to buy our common stock. If any of the following risks actually occur, our business, financial condition, results of operations or growth prospects could be harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. When making your investment decision, you should also refer to the other information set forth in this Form 10-Q, including our consolidated financial statements and the related notes, and our Annual Report on Form 10-K filed with the SEC on March 26, 2012.

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

In addition to the factors described above, other factors that may affect our operating results include:

•	increases in the prices we need to pay to acquire patent assets;

•	increases in operating expenses, including those attributable to additional headcount and the costs of new business initiatives;

•	increases in operating expenses attributable to the formation and management of our risk retention group;

•	non-renewals from existing clients for any reason;

•	loss of clients, including through acquisitions or consolidations;

•	changes in our subscription fee rates or the pricing policies of our competitors;

•	our inability to acquire patent assets that are being asserted or may be asserted against our clients due to lack of availability, unfavorable pricing terms or otherwise;

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

•

gains or losses realized as a result of our sale of patents, including upon the exercise by any of our clients of their limited right to purchase certain of our patent assets for defensive purposes in the event of a patent infringement suit brought against such client by a third party; and

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

Under our subscription agreements, our annual subscription fee is based on a published fee schedule applicable to all of our clients that join our network while that fee schedule is in effect. Clients are able to renew their memberships perpetually under the fee schedule in effect at the time that they joined our network with periodic adjustments by us only based on changes in the Consumer Price Index. This means that any increases to our fee schedule apply only to clients that join after such increase. Accordingly, we have limited ability to change the economics of our business model with respect to existing clients in response to changes in the market in which we operate. This limited flexibility could have an adverse effect on our operating results. For example, if we increase our operating expenses as a result of changes in our market, we would have very limited ability to increase the subscription fees we charge to our existing clients to offset the increased operating expenses, and our operating results could be adversely affected.

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

Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. The weighted-average term of our subscription agreements in effect as of March 31, 2012 was 2.8 years. As our overall membership base grows, we expect our renewal rate to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements may decrease. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

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

Until recently, our form of subscription agreement provided that we will use commercially reasonable efforts to spend at least a specified minimum amount each year to acquire patent assets related broadly to information technology. If we fail to meet this standard, the clients whose agreements contain this provision have the right to terminate their memberships. If we fail to meet these provisions and clients elect to terminate their memberships, our operating results will be harmed.

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

Our ability to attract new clients and renew the subscription agreements of existing clients depends on our ability to identify and acquire patent assets that are being asserted or that could be asserted against our existing or potential clients. There is no guarantee that we will be able to adequately identify those types of patent assets on an ongoing basis and, even if identified, that we will be able to acquire rights to those patent assets on terms that are favorable to us, or at all. As new technological advances occur, some or all of the patent assets we have acquired may become less valuable or obsolete before we have had the opportunity to obtain significant value from those assets.

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

If clients do not perceive that the patent assets we acquire are relevant to their businesses, we will have difficulty attracting new clients and renewing existing clients, and our operating results will be harmed. Similarly, if clients are not satisfied with the amount we deploy to acquire patent assets, they may choose not to renew their subscriptions. These risks are greater if we elect to invest a significant amount of our capital in only a few acquisitions of patent assets.

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

In addition to competing for new clients, we also compete to acquire patent assets. Our primary competitors in the market for patent assets include other entities that seek to accumulate patent assets, including NPEs such as Acacia Research, Coller IP, Intellectual Ventures, Millennium Partners and Rembrandt IP Management, along with patent-buying consortiums such as Allied Security Trust. Many of our current or potential competitors have longer operating histories, greater name recognition and significantly greater financial resources than we have. In addition, many NPEs that compete with us to acquire patent assets have complicated corporate structures that include a large number of subsidiaries, so it is difficult for us to know who the ultimate parent entity is and how much capital the related entities have available to acquire patent assets. We also face competition for patent assets from operating companies, including operating companies that are current or prospective clients.

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

We expect to significantly increase future expenditures to develop and expand our business, including making substantial expenditures to acquire patent assets and develop new solutions. To further one of those new solutions, we formed a risk retention group which will issue insurance policies to cover the costs of NPE patent claims. Developing and offering this new solution may cause us to incur substantial additional operating expenses. Our efforts to develop this and other new solutions will result in an increase in our operating expenses with no assurance that such solutions will result in additional revenue that is sufficient to offset the additional expenses we incur.

We also plan to incur additional operating expenses as we hire new personnel, including employees for client relations, patent research and analysis, development of reporting systems and general and administrative functions. From January 1 through March 31, 2012, our headcount grew from 110 to 125 employees. Because we intend to continue to hire aggressively, we expect our operating expenses to increase substantially. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. If we are not successful in generating additional revenue that is sufficient to offset these operating expense increases, our operating results may be harmed.

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

We receive a significant amount of our revenue from a limited number of clients. For example, during the three months ended March 31, 2012, our 10 highest revenue generating clients accounted for approximately 29% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients chooses not to renew its membership, or if our subscription fees from a client decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

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

We have substantially expanded our overall business, headcount and operations in recent periods. We plan to expand our operations and headcount in the future in order to support our efforts to increase our membership base, continue to acquire valuable patent assets and develop additional solutions. Further, increases in our membership base could challenge our ability to provide satisfactory service and support to our clients. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures. As a result, we may be unable to manage our business effectively in the future, which may negatively impact our operating results.

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

The patent market is heavily impacted by litigation. As a result, we may be required, by subpoena or otherwise, to participate in patent or other litigation proceedings related to our clients. Our participation in any such proceedings could require us to expend significant resources and could also be perceived as adverse to the interests of our clients or potential clients if we are required to disclose any information about our clients that we have gathered in the course of their memberships. These additional expenditures and potential disclosures could make it more difficult for us to attract new clients and retain existing clients, and our results of operations could be harmed. For example, on March 7, 2012, a complaint was filed against the Company and some of its clients (the “Defendants”). The complaint alleges that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The plaintiff seeks unspecified monetary damages and injunctive relief. Because the case is at a very early stage, the Company is not currently able to determine whether there is a reasonable possibility that a loss will be incurred nor can it estimate the range of the potential loss that may result from this litigation. We may incur significant costs in defending this claim and the result may not be favorable. An unfavorable outcome of this claim could result in proliferation of similar claims against us. The expense and disclosure associated with our involvement in litigation could have an adverse effect on our business, prospects, financial condition and operating results.

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

Our operations and performance depend significantly on worldwide economic conditions, and the United States and world economies have recently experienced weak economic conditions. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material negative effect on the demand for our solution. Furthermore, if our clients experience reduced operating income or revenues as a result of economic conditions or otherwise, it would reduce their subscription fees because those fees are generally reset annually based on the clients’ operating income or revenue. If the subscription fees payable under our subscription agreements are reduced substantially, it would have an adverse effect on our business and results of operations.

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

We may also not achieve the anticipated benefits from a business acquisition due to a number of factors, including:

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

As a public company, we have incurred significant legal, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. The Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules subsequently implemented by the SEC and The Nasdaq Stock Market, impose additional requirements on public companies, including enhanced corporate governance practices. For example, the listing requirements for The Nasdaq Stock Market provide that listed companies must satisfy, among other things, certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of business conduct. Our management and other personnel devote a substantial amount of time to satisfying these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time consuming and costly.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have internal financial and accounting controls and procedures adequate to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We have in the past discovered, and may in the future discover, areas of our internal financial and accounting controls and procedures that need improvement. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting as of December 31, 2012, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. We need to hire additional accounting and financial staff, improve our existing controls and implement new processes. We cannot be certain that our actions to improve our internal controls over financial reporting will be sufficient, or that we will be able to implement our planned processes and procedures in a timely manner. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline. In addition, a delay in compliance with Section 404 could subject us to sanctions or investigations by The Nasdaq Stock Market, the SEC or other regulatory authorities, make us ineligible for short form registrations or result in the inability of registered broker-dealers to make a market in our common stock, any of which could further reduce our stock price and could harm our business.

Furthermore, implementing any appropriate changes to our internal control over financial reporting may entail substantial costs in order to modify our existing accounting systems, may take a significant period of time to complete and may distract our officers, directors and employees from the operation of our business. These changes, however, may not be effective in maintaining the adequacy of our internal control over financial reporting, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal control over financial reporting is inadequate or that we are unable to produce accurate financial statements may adversely affect our stock price. While neither we nor our independent registered public accounting firm have identified deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, there can be no assurance that material weaknesses will not subsequently be identified.

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

Since our initial public offering in May 2011, our stock price has traded as high as $31.41 per share and as low as $11.97 per share. Further, our common stock has a limited trading history and an active trading market for our common stock may not be sustained in the future. The market price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

Our three largest stockholders and our directors and executive officers, in the aggregate, own approximately 60% of our outstanding common stock and will be able to exercise substantial control over all matters requiring stockholder approval. This concentration of ownership limits your ability to influence corporate matters.

As of March 31, 2012, affiliates of Index Ventures, affiliates of Charles River Ventures and KPCB Holdings, Inc. each beneficially own approximately 14%, 15% and 15%, respectively, of our outstanding common stock, and our directors and executive officers and their affiliates, in the aggregate, beneficially own an additional 16% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. In addition, each of Index Ventures, Charles River Ventures and KPCB Holdings, Inc. currently has a representative on our Board of Directors.

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

As of March 31, 2012, some of our existing stockholders have demand and piggyback rights to require us to register with the SEC approximately 29,100,000 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

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

In the past, following periods of volatility in the overall market and the market price of particular companies securities, securities class action litigation has been instituted against these companies. Since our initial public offering, our stock has been volatile and may continue to be volatile. If instituted against us, securities litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) The following exhibits are filed herewith:

Exhibit Number	Exhibit Title	Incorporated by Reference			Provided Herewith
		Form File No.	Exhibit No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of RPX Corporation	S-1	3.2	1/21/11

3.2	Amended and Restated Bylaws of RPX Corporation	S-1/A	3.4	4/18/11

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS+	XBRL Taxonomy Extension Instance Document				X

101.SCH+	XBRL Taxonomy Extension Schema Document				X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document				X

+	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPX CORPORATION (Registrant)

DATE: May 7, 2012	By:	/s/ JOHN A. AMSTER
John A. Amster
Chief Executive Officer and Director

DATE: May 7, 2012	By:	/s/ ADAM C. SPIEGEL
Adam C. Spiegel
Chief Financial Officer and Senior Vice President, Finance

EXHIBIT INDEX

Exhibit Number	Exhibit Title	Incorporated by Reference				Provided Herewith
		Form	File No.	Exhibit No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of RPX Corporation	S-1		3.2	1/21/11

3.2	Amended and Restated Bylaws of RPX Corporation	S-1/A		3.4	4/18/11

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS+	XBRL Taxonomy Extension Instance Document					X

101.SCH+	XBRL Taxonomy Extension Schema Document					X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.