Form 10-Q
period 2012-06-30
RPX Corp
filed 2012-08-14
CIK 1509432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

On July 31, 2012, 50,592,994 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RPX Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$68,059	$106,749
Short-term investments	151,817	126,976
Restricted cash	-	500
Accounts receivable	13,543	16,160
Prepaid expenses and other current assets	8,522	12,124
Deferred tax assets	4,604	5,192
Total current assets	246,545	267,701
Patent assets, net	192,445	163,352
Property and equipment, net	3,437	2,317
Intangible assets, net	4,091	1,837
Goodwill	16,460	1,675
Restricted cash, less current portion	-	147
Deferred tax assets, less current portion	8,672	300
Other assets	3,002	665
Total assets	$474,652	$437,994

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	595	821
Accrued liabilities	4,624	7,762
Deferred revenue	98,259	96,513
Deferred payment obligations	1,099	5,056
Other current liabilities	6,033	2,182
Total current liabilities	110,610	112,334
Deferred revenue, less current portion	7,721	11,762
Deferred tax liabilities	22,837	14,695
Other liabilities	38	119
Total liabilities	141,206	138,910
Commitments and contingencies (Note 13)

Common stock	5	5
Additional paid-in capital	272,413	259,315
Retained earnings	61,056	39,787
Accumulated other comprehensive loss	(28)	(23)
Total stockholders' equity	333,446	299,084
Total liabilities and stockholders' equity	$474,652	$437,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$55,238	$38,850	$99,087	$73,240
Cost of revenue	20,511	14,528	38,528	28,193
Selling, general and administrative expenses	13,533	11,286	26,756	19,396
(Gain) on sale of patent assets, net	-	-	(177)	-
Operating income	21,194	13,036	33,980	25,651
Interest income	72	42	123	68
Interest and other expense, net	(25)	(235)	(96)	(634)
Income before provision for income taxes	21,241	12,843	34,007	25,085
Provision for income taxes	8,053	5,177	12,738	10,724
Net income	$13,188	$7,666	$21,269	$14,361
Net income available to common stockholders:
Basic	$12,976	$4,714	$20,782	$5,607
Diluted	$12,985	$4,924	$20,806	$6,091
Net income per common share:
Basic	$0.26	$0.16	$0.43	$0.31
Diluted	$0.25	$0.15	$0.40	$0.29
Weighted-average shares used in computing net income per common share:
Basic	49,454	28,941	48,881	18,141
Diluted	51,787	33,131	51,517	21,187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$13,188	$7,666	$21,269	$14,361
Other comprehensive income, net of tax:
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	(18)	(20)	(4)	(20)
Less: reclassification adjustment for gains included in net income	-	-	(1)	-
Net unrealized losses on available-for-sale securities	(18)	(20)	(5)	(20)
Other comprehensive income, net of tax	(18)	(20)	(5)	(20)
Comprehensive income	$13,170	$7,646	$21,264	$14,341

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$21,269	$14,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,938	28,176
Stock-based compensation	5,012	2,936
Excess tax benefit from stock-based compensation	(5,423)	(203)
Imputed interest on deferred payment obligations	93	436
Gain on sale of patent assets	(177)	-
Amortization of premium on investments	2,473	195
Deferred taxes	588	25
Other	(11)	(4)
Changes in assets and liabilities:
Accounts receivable	2,617	6,360
Prepaid expenses and other assets	3,745	666
Accounts payable	(226)	330
Accrued and other liabilities	(3,987)	(3,205)
Deferred revenue	(2,349)	5,014
Net cash provided by operating activities	62,562	55,087

Cash flows from investing activities
Purchases of investments classified as available-for-sale	(127,932)	(40,100)
Maturities and sale of investments classified as available-for-sale	105,887	970
Business acquisition	(45,765)	(3,000)
Decrease in restricted cash	647	-
Purchases of intangible assets	(52)	(95)
Purchases of property and equipment	(1,400)	(706)
Acquisitions of patent assets	(36,730)	(43,151)
Proceeds from sale of patent assets	200	80
Net cash used in investing activities	(105,145)	(86,002)

Cash flows from financing activities
Repayments of principal on deferred payment obligations	(4,050)	(16,404)
Proceeds from issuance of common stock in initial public offering, net of issuance costs	-	157,828
Proceeds from exercise of stock options and other common stock issuances	2,520	2,025
Excess tax benefit from stock-based compensation	5,423	203
Net cash provided by financing activities	3,893	143,652
Net increase (decrease) in cash and cash equivalents	(38,690)	112,737
Cash and cash equivalents at beginning of period	106,749	46,656
Cash and cash equivalents at end of period	$68,059	$159,393

Non-cash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock	$-	$62,793
Change in patent assets purchased and accrued but not paid	2,200	1,996
Change in other assets purchased and accrued but not paid	2,430	-
Intangible assets received in barter transactions	54	120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RPX Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.         Nature of Business

RPX Corporation (also referred to herein as “RPX” or the “Company”) helps companies reduce patent-related risk and expense by providing a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. The core of the Company’s solution is defensive patent aggregation, in which it acquires patents or licenses to patents that are being or may be asserted against the Company’s current or prospective clients.  The Company has also begun entering into agreements to acquire covenants not to sue in order to further mitigate its clients’ litigation risk.  The acquired patents, licenses to patents and agreements for covenants not to sue are collectively referred to as “patent assets.” The Company’s clients pay an annual subscription fee and in return, receive a license from the Company to substantially all of its patent assets and access to its proprietary patent market intelligence and data.

2.         Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for a fair statement of the results of operations for the periods are shown.

The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Significant Accounting Policies

With the exception of the below paragraph which describes the Company’s accounting for business combinations, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2012, as compared to the significant accounting policies disclosed in Note 2 of the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2011.

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 805, Business Combinations (“ASC 805”), in the accounting for its business acquisitions. ASC 805 requires companies to separately recognize goodwill from the assets acquired and liabilities assumed, which are valued at their acquisition date fair values.  Goodwill as of the acquisition date  represents the excess of  the purchase price over the fair values of the assets acquired and the liabilities assumed.

The Company uses significant estimates and assumptions, including fair value estimates, to determine fair value of assets acquired and liabilities assumed and when applicable the related useful lives of the acquired assets, as of the business combination date.  When those estimates are provisional, the Company refines them as necessary during the measurement period.  The measurement period is the period after the acquisition date, not to exceed one year, in which the Company may gather new information about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized.  Measurement period adjustments are applied retrospectively, if material. All other adjustments are recorded to the consolidated statements of operations.

Recently Adopted and Recently Issued Accounting Standards

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Additionally, ASU 2011-05 does not affect the calculation or reporting of earnings per share. On January 1, 2012, the Company adopted this ASU and elected the two-statement presentation option. Other than the change in presentation, the adoption of this ASU had no impact on the Company’s financial position or results of operations.

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

RPX Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Under the two-class method, basic net income per share available to common stockholders is computed by dividing the net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income available to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period shares of Series A, Series A-1, Series B and Series C redeemable convertible preferred stock non-cumulative dividends, among common stockholders, restricted stockholders and Series A, Series A-1, Series B and Series C redeemable convertible preferred stockholders. Diluted net income per share available to common stockholders is computed by using the weighted-average number of shares of common stock outstanding, including potential dilutive shares of common stock, assuming the dilutive effect of outstanding stock options and restricted stock units using the treasury stock method.

The following table presents the calculation of basic and diluted net income per share available to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net income available to common stockholders:
Numerator:
Basic:
Net income	$13,188	$7,666	$21,269	$14,361
Allocation of net income to participating stockholders	(212)	(2,952)	(487)	(8,754)
Net income available to common stockholders – basic	$12,976	$4,714	$20,782	$5,607
Diluted:
Net income available to common stockholders – basic	$12,976	$4,714	$20,782	$5,607
Undistributed earnings re-allocated to common stockholders	9	210	24	484
Net income available to common stockholders – diluted	$12,985	$4,924	$20,806	$6,091

Denominator:
Basic shares:
Weighted-average shares used in computing basic net income available to common stockholders	49,454	28,941	48,881	18,141
Diluted shares:
Weighted-average shares used in computing basic net income available to common stockholders	49,454	28,941	48,881	18,141
Dilutive effect of stock options using treasury-stock method	2,333	4,190	2,636	3,046
Weighted-average shares used in computing diluted net income available to common stockholders	51,787	33,131	51,517	21,187

Net income per share:
Basic	$0.26	$0.16	$0.43	$0.31
Diluted	$0.25	$0.15	$0.40	$0.29

For the three and six months ended June 30, 2012 and 2011, the following securities were not included in the calculation of diluted shares outstanding, as the effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted-average:
Shares of redeemable convertible preferred stock	-	11,241	-	18,694
Shares of common stock subject to repurchase	809	3,505	1,146	3,741
Stock options outstanding	1,557	-	1,482	-
Restricted stock units outstanding	146	-	123	-

4.         Fair Value Measurements

The following tables present the financial assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

RPX Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

	June 30, 2012
	Fair Value	Level 1	Level 2
Cash equivalents
Money market funds	$1,068	$1,068	$-
Commercial paper	18,499	-	18,499
Municipal bonds	2,049	-	2,049
	$21,616	$1,068	$20,548

Short-term investments
Commercial paper	$4,496	$-	$4,496
Municipal bonds	122,174	-	122,174
Corporate bonds	8,148	-	8,148
U.S. government and agency securities	16,999	-	16,999
	$151,817	$-	$151,817

	December 31, 2011
	Fair Value	Level 1	Level 2
Cash equivalents
Money market funds	$21,504	$21,504	$-
Commercial paper	24,405	-	24,405
Municipal bonds	8,385	-	8,385
Corporate bonds	2,045	-	2,045
	$56,339	$21,504	$34,835
Short-term investments
Commercial paper	$4,850	$-	$4,850
Municipal bonds	65,675	-	65,675
Corporate bonds	6,828	-	6,828
U.S. government and agency securities	49,623	-	49,623
	$126,976	$-	$126,976

As of June 30, 2012 and December 31, 2011, the Company did not use level 3 inputs to measure financial assets or liabilities at fair value.

5.         Short-term Investments

The following table summarizes the Company’s investments in available-for-sale securities (in thousands):

	June 30, 2012
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$4,495	$1	$-	$4,496
Municipal bonds	122,189	15	(30)	122,174
Corporate bonds	8,146	4	(2)	8,148
U.S. government and agency securities	17,009	-	(10)	16,999
	$151,839	$20	$(42)	$151,817

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity within accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in interest and other expense, net in the Company’s condensed consolidated statements of operations.

RPX Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of June 30, 2012 and December 31, 2011.  As of June 30, 2012, no individual securities incurred continuous unrealized losses for greater than 12 months.

6.         Patent Assets, Net

Patent assets, net consisted of the following (in thousands):

	Balance as of December 31, 2011	Additions	Patent assets acquired in business combination	Sale	Balance as of June 30, 2012
Patent assets	$287,555	$38,984	$27,850	$(50)	$354,339
Accumulated amortization	(124,203)	(37,718)	-	27	(161,894)
Patent assets, net	$163,352	$1,266	$27,850	$(23)	$192,445

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors, and software. The Company amortizes each acquired portfolio of patent assets on a straight-line basis over its estimated economic useful life. As of June 30, 2012 and December 31, 2011, the estimated useful lives of the Company’s patent assets generally ranged from 24 to 60 months. As of June 30, 2012, the weighted-average original estimated useful life was 49 months.

The following table summarizes the expected future annual amortization expense of patent assets as of June 30, 2012 (in thousands):

2012 (remainder)	$39,608
2013	65,301
2014	40,374
2015	27,182
2016	17,406
Thereafter	2,574
Total estimated future amortization expense	$192,445

Amortization expense was $20.1 million and $ 14.3 million for the three months ended June 30, 2012 and 2011, respectively, and $37.7 million and $27.8 million for the six months ended June 30, 2012 and 2011, respectively.

7.         Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Computer, equipment and software	$968	$666
Internal-use software	2,638	1,221
Furniture and fixtures	662	611
Leasehold improvements	162	139
Work-in-progress	27	178
Total property and equipment, gross	4,457	2,815
Less: Accumulated depreciation and amortization	(1,020)	(498)
Total property and equipment, net	$3,437	$2,317

Depreciation and amortization expense was $0.3 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively, and $0.5 and $0.1 million for the six months ending June 30, 2012 and 2011, respectively. Stock-based compensation capitalized as part of the cost of internal-use software was $0.1 million and less than $0.1 million for the three months ended June 30, 2012 and 2011, respectively, and $0.2 million and less than $0.1 million for the six months ended June 2012 and 2011, respectively.

RPX Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

8.         Business Combinations

On March 30 2012, the Company entered into a number of agreements with Digitude Innovations, LLC (“Digitude”), Preservation Technologies LLC (“Preservation”), and Robert and Susan Kramer (collectively the “Agreements”). The Agreements were subject to closing conditions that were satisfied on April 19, 2012. Pursuant to the Agreements, the Company paid $45.8 million and acquired among other things (i) certain patents, patent rights and a covenant not so sue and (ii) all of the issued and outstanding membership interests in Altitude Capital Management LLC (“ACM”).

The following table summarizes the estimated fair values of the components of identifiable intangible assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Patent assets	$27,850
Proprietary data and models	1,500
Trademark	1,000
Covenant not to compete	400
Deferred tax asset	8,373
Deferred tax liability	(8,143)
Goodwill	14,785
Net assets acquired	$45,765

The fair values assigned to identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The excess of purchase consideration over the fair value of identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. Patent assets represent the ownership or rights to more than 500 U.S. (and more than 50 non-U.S.) patents that were held by Digitude, certain sub-license rights to patents licensed exclusively by Preservation and a covenant not to sue entered into with Robert Kramer.  The patent assets have an estimated weighted-average life of 55 months.  The portfolios acquired cover a broad range of technologies including Mobile Handsets, TVs, Cameras, PCs, Media Players, Content Delivery, Video-on-Demand, Internet Streaming, and Enterprise Networks and have increased the Company’s total portfolio of patent assets by more than 30%. Proprietary data and models primarily consist of specialized data and processes related to patent analysis and valuation methodologies. These assets have an estimated weighted-average useful life of 48 months. Trademark represents the value of the Altitude Capital trademark with an estimated useful life of 48 months. The covenant not to compete represents certain restrictive covenants pursuant to which Robert Kramer has agreed to refrain from competing against any of the Company’s lines of business for a period of 21 months. Goodwill recorded as a result of this acquisition is primarily related to enhancing the Company’s position as a market leader capable of executing highly complex structured acquisitions. The value of goodwill is deductible for tax purposes.

Under ASC 805-10, acquisition-related costs are not included as a component of consideration transferred but are required to be expensed as incurred. Acquisition-related costs were $0.4 million and $0.5 million for the three and six months ended June 30, 2012 and are included in selling, general and administrative expenses. Pro forma results of operations reflecting the acquisition have not been presented because the effect of the acquisition is not material to the company's results of operations.

9.         Goodwill

Goodwill consisted of the following (in thousands):

Total
Balance as of December 31, 2011	$1,675
Acquisition of Altitude Capital	14,785
Balance as of June 30, 2012	$16,460

10.       Intangible Assets, Net

Intangible assets, net, as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

RPX Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

	June 30, 2012			December 31, 2011
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,890	$(364)	$1,526	$890	$(165)	$725
Proprietary data and models	1,500	(75)	1,425	-	-	-
Developed technology	812	(264)	548	665	(128)	537
Covenant not to compete	480	(88)	392	80	(22)	58
Customer relationship	250	(90)	160	250	(49)	201
Other intangible assets	1,450	(1,410)	40	1,450	(1,229)	221
Intangible assets in-progress	-	-	-	95	-	95
	$6,382	$(2,291)	$4,091	$3,430	$(1,593)	$1,837

The estimated future amortization expenses for intangible assets (excluding intangible assets in-progress) are summarized below (in thousands):

2012 (remainder)	$813
2013	1,524
2014	934
2015	632
2016	188
Total estimated future amortization expense	$4,091

Amortization expense was $0.4 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively, and $0.7 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively.

11.       Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued payroll-related expenses	$3,948	$7,160
Patent and other assets purchased but not paid	4,880	250
Other	1,829	2,534
Total accrued and other current liabilities	$10,657	$9,944

12.       Deferred Payment Obligations

On July 6, 2009, the Company entered into an agreement to purchase certain patent assets for a total of $4.4 million. Under the terms of the agreements, the Company paid $1.1 million in cash at signing, with a remaining non-interest bearing contract obligation of $3.3 million due in three equal installments in July of each of 2010, 2011 and 2012. The contract obligation was recorded at fair value utilizing the imputed interest rate method. Interest was imputed using a rate of 10.2% per annum, which represented the Company’s estimated market borrowing rate as of the initial transaction date. As of June 30, 2012 and December 31, 2011, the remaining unpaid principal balance associated with the obligation was $1.1 million, which was paid in July 2012.

On January 26, 2009, the Company entered into an agreement to acquire certain patent assets for a total of $12.0 million. Under the terms of the agreement, the Company paid $3.0 million upfront, with a remaining non-interest bearing contract obligation of $9.0 million due in three equal installments in January of each of 2010, 2011 and 2012. The contract obligation was recorded at fair value utilizing the imputed interest rate method. Interest was imputed using a rate of 13.9% per annum, which represented the Company’s estimated market borrowing rate as of the date of the transaction. As of June 30, 2012 and December 31, 2011, the remaining unpaid principal balance associated with the obligation was nil and $3.0 million, respectively.

RPX Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

13.       Commitments and Contingencies

Operating Lease Commitments

The Company leases its facilities under non-cancelable lease agreements. Operating lease obligations have increased from those as of December 31, 2011 as a result of the agreement described below was entered into during the six months ended June 30, 2012.

In March 2012, the Company entered into an amended lease agreement to increase its San Francisco, California office space to approximately 67,000 total square feet from May 2013 through October 2019. The monthly base rent payments pursuant to this lease will initially be approximately $0.3 million per month, increasing to approximately $0.4 million per month. Total future non-cancelable minimum lease payments from May 2013 through October 2019 will be $26.1 million.

Rent expense related to non-cancelable operating leases was $0.6 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively, and $1.2 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively.

Litigation

From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or contingencies had been recorded as of June 30, 2012 or December 31, 2011.

In March 2012, Cascades Computer Innovations LLC filed a lawsuit in U.S. District Court for the Northern District of California against the Company and five of its clients (collectively the “Defendants”). The lawsuit alleges that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The lawsuit claims that after the Company terminated its negotiations with the plaintiff to license certain patents held by the plaintiff, the Defendants violated the law by jointly refusing to negotiate or accept licenses under the plaintiff's patents. The plaintiff seeks unspecified monetary damages and injunctive relief. Because the case is at a very early stage, the Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred nor can it estimate the range of the potential loss that may result from this litigation.

Guarantees and Indemnifications

The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2012 or December 31, 2011.  The Company has no reason to believe that there is any material liability related to such indemnification provisions.  The Company does not indemnify its clients for patent infringement.

In accordance with its amended and restated bylaws, the Company also indemnifies certain officers and employees for losses incurred in connection with actions, suits or proceedings threatened or brought against such officer or employee arising from his or her service to the Company as an officer or employee, subject to certain limitations. The term of the indemnification period is indefinite. The maximum amount of potential future indemnification is unspecified. The Company has no reason to believe that there is any material liability for actions, events or occurrences that have occurred to date.

14.       Stock-Based Compensation

Equity Plans

A summary of the Company’s activity under its equity award plans and related information is as follows (in thousands, except per share data):

RPX Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Options Outstanding
				Weighted-Average
				Remaining
	Shares Available		Weighted-Average	Contractual	Aggregate
	for Grant	Number of Shares	Exercise Price	Life in Years	Intrinsic Value
Balance - December 31, 2011	1,004	7,503	$6.82
Options authorized	2,457	-	-
Options granted	(664)	664	16.16
Options exercised	-	(1,291)	1.95
Options forfeited	126	(126)	19.20
Options expired	4	(4)	15.25
Restricted stock units granted	(453)	-	-
Restricted stock units forfeited	33	-	-
Balance - June 30, 2012	2,507	6,746	8.43	8.3	$45,454

Vested and exercisable - June 30, 2012		1,453	6.24	7.7	13,230

Vested and expected to vest - June 30, 2012		5,975	8.31	8.3	41,146

The total intrinsic value was $4.5 million and $4.2 million for options exercised during the three months ended June 30, 2012 and 2011, respectively, and $18.7 million and $6.7 million for options exercised during the six months ended June 30, 2012 and 2011, respectively.

Restricted Stock Units

The summary of restricted stock unit activity is as follows:

		Weighted-Average	Aggregate
	Number of Shares	Grant Date Fair Value	Intrinsic Value
Non-vested units - December 31, 2011	179	$25.15
Granted	453	16.06
Vested	(63)	24.71
Forfeited	(33)	18.02
Non-vested units - June 30, 2012	536	17.96	$9,628

Stock-Based Compensation Related to Employees and Non-Employee Directors

Stock-based compensation expense for employees and non-employee directors is based on the fair value of the award on the date of grant and is recognized on a straight-line basis over the requisite service period of the award. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. Option valuation models, including the Black-Scholes option pricing model, require the input of various assumptions, including stock price volatility. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized.  The weighted-average assumptions used to estimate the per share fair value of stock options granted and the resulting fair values are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Dividend yield	-%	-%	-%	-%
Risk-free rate	0.91%	2.38%	1.11%	2.58%
Expected volatility	62%	58%	61%	58%
Expected term - in years	5.6	5.9	6.0	6.5

Grant date fair value	$8.74	$11.26	$9.02	$7.41

The fair value of restricted stock units granted to employees and non-employee directors is measured by reference to the fair value of the underlying shares on the date of grant. Changes in the fair value of the Company’s common stock can materially affect the fair value of restricted stock units and ultimately how much stock-based compensation expense is recognized.

Stock-based compensation expense related to stock options granted to employees and non-employee directors was $1.9 million and $1.2 million for the three months ended June 30, 2012 and 2011, respectively, and $3.9 million and $2.1 million for the six months ended June 30, 2012 and 2011, respectively. Stock-based compensation expense related to restricted stock units granted to employees and non-employee directors was $0.6 million and less than $0.1 million for the three months ended June 30, 2012 and 2011, respectively, and $0.9 million and less than $0.1 million the six months ended June 30, 2012 and 2011, respectively.

RPX Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 30, 2012, there was $27.2 million and $8.8 million of unrecognized compensation cost related to stock options and restricted stock units, respectively, which was expected to be recognized over a weighted-average period of 3.2 years and 3.4 years, respectively. Future grants of equity awards will increase the amount of stock-based compensation expense to be recorded.

Stock-Based Compensation Related to Non-Employees

The Company periodically grants equity awards to non-employees in exchange for goods and services. No awards were granted to non-employees in exchange for goods and services during the three or six months ended June 30, 2012. During the three and six months ended June 30, 2011, the Company issued nil and 10,000 shares of common stock, respectively, and options to purchase 30,000 and 35,000 shares of common stock, respectively, to non-employees in exchange for services.

Stock-based compensation expense for non-employees is based on the fair value of the award on the measurement date, which is the earlier of the date by which the commitment for performance by the non-employee to earn the award is reached and the date on which the non-employee’s performance is complete. Each reporting period, the fair value of the unvested non-employee options or restricted stock units is revalued until the awards vest on the measurement date.

Non-employee stock-based compensation expense related to stock options was $0.1 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively, and $0.2 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively. Non-employee stock-based compensation expense related to restricted stock units was $0.1 million and nil for the three months ended June 30, 2012 and 2011, respectively, and $0.2 million and nil for the six months ended June 30, 2012 and 2011, respectively.

15.       Income Taxes

The Company uses an estimated annual effective tax rate based upon a projection of its annual fiscal year results to measure the income tax benefit or expense recognized in each interim period. The Company’s effective tax rate, including the impact of discreet benefit items, was 38% and 40% for the three months ended June 30, 2012 and 2011, respectively, and 37% and 43% for the six months ended June 30, 2012 and 2011, respectively. The decrease in our effective tax rate in 2012 was primarily attributable to the use of a single sales factor for California state income tax apportionment.  The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to the effect of certain permanent differences and state income taxes.

During the first quarter of 2012, the Internal Revenue Service (“IRS”) completed its examination of the Company’s employment taxes for the 2010 and 2009 tax years and federal income tax returns for the 2009 and 2008 tax years.  In addition, during the fourth quarter of 2011, the IRS issued a Notice of Proposed Adjustments (“NOPA”) for the 2008 and 2009 tax years with proposed adjustments and no assessment.  The Company has agreed to the adjustments which have been approved by the IRS.  The adjustments did not have a material impact on the Company's consolidated financial statements.  The Company’s 2009 and 2008 tax years are currently under examination by the State of California Franchise Tax Board. The Company does not expect a material impact on its consolidated financial statements as a result of this examination.  The 2008 through 2011 tax periods remain open to examination by federal and most state tax authorities.  For the Company's foreign jurisdictions, the 2009 through 2011 tax years remain open to examination by their respective tax authorities.

16.       Related-Party Transactions

During the three and six months ended June 30, 2012, two members of the Company’s board of directors also served on the boards of directors of RPX clients. The Company recognized subscription fee revenue of $0.9 million and $1.6 million related to these clients for the three and six months ended June 30, 2012, respectively. During the three and six months ended June 30, 2011, one member of the Company’s board of directors also served on the board of directors of a RPX client. For the three and six months ended June 30, 2011, the Company recognized subscription fee revenue of $0.7 million and $1.3 million, respectively, related to this client. As of June 30, 2012 and December 31, 2011, there were no receivables due from these clients.

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

RPX Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company markets its solution to companies around the world. Revenue is generally attributed to geographic areas based on the country in which the client is domiciled.

The following table presents revenue by location and revenue generated by country as a percentage of total revenue for the applicable period, for countries representing 10% or more of revenues for the periods presented below (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
United States	$30,671	56%	$24,799	64%	$55,092	55%	$45,771	62%
Japan	9,765	18	6,013	15	19,374	20	11,549	16
Taiwan	7,429	13	2,556	7	9,959	10	5,134	7
Other	7,373	13	5,482	14	14,662	15	10,786	15
Total revenue	$55,238	100%	$38,850	100%	$99,087	100%	$73,240	100%

Long-lived assets information by location is presented below (in thousands):

	June 30,	December 31,
	2012	2011
United States	$216,391	$169,132
Japan	42	49
Total long-lived assets	$216,433	$169,181

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2012. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We help companies reduce patent-related risk and expense by providing a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. As of June 30, 2012, we had a client network of 120 companies.

Our business model aligns our interests with those of our clients. We have not asserted and will not assert our patents, which enables us to develop strong and trusted relationships with our clients. Our clients include companies that design, make or sell technology-based products and services as well as companies that use technology in their businesses.

The core of our solution is defensive patent aggregation, in which we acquire patents or licenses to patents that are being or may be asserted against our current or prospective clients. We also have begun to enter into agreements to acquire covenants not to sue in order to further mitigate our client’s litigation risk. The acquired patents, licenses to patents and agreements for covenants not to sue are collectively referred as “patent assets.” We then provide our clients with licenses to substantially all of these patent assets to protect them from potential patent infringement assertions. We also provide our clients access to our proprietary patent market intelligence and data.

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

Revenue grew to $55.2 million and $99.1 million for the three and six months ended June 30, 2012, respectively, as our total client network increased to 120 clients, up from 112 as of December 31, 2011. We ended the quarter with deferred revenue of $106.0 million.

We believe that the amount that we spend to acquire patent assets is a key driver of the value that we create for our clients. We measure patent asset acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated and structured acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital. During the three and six months ended June 30, 2012, we completed 8 and 15 acquisitions of patent assets, respectively. For the three months ended June 30, 2012, our gross and net acquisition spend totaled $107.7 million and $53.5 million, respectively. For the six months ended June 30, 2012, our gross and net acquisition spend totaled $121.1 million and $66.8 million, respectively. Over the trailing four quarters ended June 30, 2012, our gross and net acquisition spend totaled $183.7 million and $124.9 million, respectively.  From our inception through June 30, 2012, we have completed 105 acquisitions of patent assets with gross and net acquisition spend of $492.8 million and $356.8 million, respectively.

On March 30, 2012, we entered into a number of agreements with Digitude Innovations, LLC, or Digitude, Preservation Technologies LLC, or Preservation, and Robert and Susan Kramer, collectively, the Agreements. The Agreements were subject to closing conditions that were satisfied on April 19, 2012. Pursuant to the Agreements, we paid $45.8 million and acquired among other things (i) certain patents, patent rights and covenant not to sue and (ii) all of the issued and outstanding membership interests in Altitude Capital Management LLC, or ACM. Eleven of our clients participated in the transaction, making it our largest syndicated transaction to date. We entered into the Agreements to significantly increase our portfolio of patent assets and remove the potential exposure that Digitude, Preservation and ACM, present to our clients. We acquired ownership of or rights to more than 500 U.S. (and more than 50 non-U.S.) patents that were held by Digitude and certain sub-license rights to patents licensed exclusively by Preservation.  The portfolios acquired cover a broad range of technologies including Mobile Handsets, TVs, Cameras, PCs, Media Players, Content Delivery, Video-on-Demand, Internet Streaming, and Enterprise Networks and have increased the Company’s total portfolio of patent assets by more than 30%. In addition, we obtained proprietary data and models related to patent analysis and valuation methodologies. We believe this transaction will enhance our market intelligence and patent risk management capabilities.  We also obtained certain restrictive covenants pursuant to which Robert Kramer agreed to refrain from competing against any of our lines of business for an extended period of time.

Key Components of Results of Operations

Revenue

Historically, substantially all of our revenue has consisted of fees paid by our clients under subscription agreements. We expect that subscription fee revenue will increase with the growth of our client network. Subscription revenue will be positively or negatively impacted by the financial performance of our clients since their subscription fees are typically reset yearly based upon their most recently reported annual financial results. From time to time, we also recognize revenue from the sale of licenses and fee income in connection with structured acquisitions. In the future, we may receive other revenue and fee income from newly introduced products and services. While we expect to continue to experience revenue growth, we do not believe that our rate of growth since inception is representative of anticipated future revenue growth.

Cost of Revenue

Cost of revenue primarily consists of amortization expenses related to acquired patent assets.  Acquired patent assets are capitalized and amortized ratably over their estimated useful lives or the remaining statutory life. Also included in the cost of revenue are the expenses incurred to maintain and prosecute patents and patent applications and amortization expense for acquired intangible assets and internally developed software. We expect our cost of revenue to increase in the future as we add additional patent assets to our existing portfolio to support our existing and future clients.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of salaries and related expenses, including stock-based compensation expenses, costs of marketing programs, legal costs, professional fees, travel costs, facility costs and other corporate expenses. We expect that in the foreseeable future, as we seek to serve more clients and develop new products and services, selling, general and administrative expenses will increase.

Provision for Income Taxes

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Based on available information, we believe it is likely that our deferred tax assets will be fully realized. Accordingly, we have not applied a valuation allowance against our net deferred tax assets.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures.

With the exception of the below paragraph which describes our accounting for business combinations, there were no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K filed with the SEC on March 26, 2012.

We apply the provisions of Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 805, Business Combinations (“ASC 805”), in the accounting for our business acquisitions. ASC 805 requires companies to separately recognize goodwill from the assets acquired and liabilities assumed, which are at their acquisition date fair values.  Goodwill as of the acquisition date represents the excess of the purchase price over the fair values of the assets acquired and the liabilities assumed.

We use significant estimates and assumptions, including fair value estimates, to determine fair value of assets acquired and liabilities assumed and when applicable the related useful lives of the acquired assets, as of the business combination date.  When those estimates are provisional, we refine them as necessary during the measurement period.  The measurement period is the period after the acquisition date, not to exceed one year, in which we may gather new information about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized.  Measurement period adjustments are applied retrospectively, if material. All other adjustments are recorded to the consolidated statements of operations.

Results of Operations

The following table sets forth, for the periods indicated, consolidated statements of operations data (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$55,238	$38,850	$99,087	$73,240
Cost of revenue	20,511	14,528	38,528	28,193
Selling, general and administrative expenses	13,533	11,286	26,756	19,396
(Gain) on sale of patent assets, net	-	-	(177)	-
Operating income	21,194	13,036	33,980	25,651
Interest income	72	42	123	68
Interest and other expense, net	(25)	(235)	(96)	(634)
Income before provision for income taxes	21,241	12,843	34,007	25,085
Provision for income taxes	8,053	5,177	12,738	10,724
Net income	$13,188	$7,666	$21,269	$14,361

The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	100%	100%	100%	100%
Cost of revenue	37	37	39	38
Selling, general and administrative expenses	24	29	27	26
(Gain) on sale of patent assets, net	-	-	-	-
Operating income	39	34	34	36
Interest income	-	-	-	-
Interest and other expense, net	-	(1)	-	(1)
Income before provision for income taxes	39	33	34	35
Provision for income taxes	15	13	13	15
Net income	24%	20%	21%	20%

Revenue

Our revenue for the three months ended June 30, 2012 was $55.2 million compared to $38.9 million during the same period a year ago, an increase of $16.4 million, or 42%. Revenue for the six months ended June 30, 2012 was $99.1 million compared to $73.2 million during the same period a year ago, an increase of $25.9 million, or 35%. The increases for both the three and six months ended June 30, 2012 were primarily due to the growth in our client network and the resulting recognition of revenue from clients that joined both during the current period and prior to the start of the current period and an increase in revenue from the sale of perpetual licenses.  Our client count increased by 4 and 8 clients, during the three and six months ended June 30, 2012, respectively, and 15 and 24 clients during the three and six months ended June 30, 2011, respectively. As of June 30, 2012 we had a total client network of 120 companies. Revenue for the three and six months ended June 30, 2012 included $9.4 million from the sale of perpetual licenses as compared to $3.3 million in the same periods in 2011.

Cost of Revenue

Our cost of revenue for the three months ended June 30, 2012 was $20.5 million compared to $14.5 million during the same period a year ago, an increase of $6.0 million, or 41%. The increase was primarily a result of additional amortization expense attributable to the increase in our patent assets. Amortization expense related to our patent assets was $20.1 million and $14.3 million for the three months ended June 30, 2012 and 2011, respectively. The expenses incurred to maintain patents and prosecute patent applications included in our portfolio were approximately $0.3 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively.

Our cost of revenue for the six months ended June 30, 2012 was $38.5 million compared to $28.2 million during the same period a year ago, an increase of $10.3 million, or 37%. The increase was primarily a result of additional amortization expense attributable to the increase in our patent assets. Amortization expense related to our patent assets was $37.7 million and $27.8 million for the six months ended June 30, 2012 and 2011, respectively. The expenses incurred to maintain patents and prosecute patent applications included in our portfolio were approximately $0.5 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended June 30, 2012 were $13.5 million compared to $11.3 million during the same period a year ago, an increase of $2.2 million or 20%. The increase was primarily due to a $1.2 million increase in personnel-related costs, including stock-based compensation, attributable to increasing our headcount to 126 employees as of June 30, 2012, compared to 81 employees at June 30, 2011, and a $1.1 million increase in our facility-related costs, depreciation and other corporate expenses due to the leasing of additional office space, and higher depreciation expenses due to increases in property and equipment balances.

Our selling, general and administrative expenses for the six months ended June 30, 2012 were $26.8 million compared to $19.4 million during the same period a year ago, an increase of $7.4 million, or 38%. The increase was primarily due to a $4.7 million increase in personnel-related costs, including stock-based compensation, attributable to increasing our headcount to 126 employees as of June 30, 2012, compared to 81 employees at June 30, 2011, a $1.5 million increase in our facility-related costs, depreciation and other corporate expenses due to the leasing of additional office space, and higher depreciation expenses due to increases in property and equipment balances and a $0.9 million increase in professional fees due to increased infrastructure costs associated with the growth of our business and costs associated with being a public company.

Interest Income

Interest income for the three months ended June 30, 2012 was $72,000 compared to $42,000 during the same period a year ago, an increase of $30,000, or 71%. Interest income for the six months ended June 30, 2012 was $123,000 compared to $68,000 during the same period a year ago, an increase of $55,000, or 81%. The increases for both the three and six months ended June 30, 2012 were due to interest earned on larger cash balances attributable to our initial public offering and follow-on offering of common stock in 2011.

Interest and Other Expense, net

Interest expense for the three months ended June 30, 2012 was $25,000 compared to $235,000 during the same period a year ago, a decrease of $210,000, or 89%. Interest expense for the six months ended June 30, 2012 was $96,000 compared to $634,000 during the same period a year ago, a decrease of $538,000, or 85%. The decreases for both the three and six months ended June 30, 2012 were primarily due to a reduction in outstanding debt balances.

Provision for Income Taxes

Our effective tax rate for the three and six months ended June 30, 2012 was 38% and 37%, respectively, including the impact of discreet benefit items, compared to 40% and 43% for the three and six months ended June 30, 2011, respectively. The decrease in our effective tax rate was primarily attributable to the use of a single sales factor for California state income tax apportionment. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to the effect of certain permanent differences and state income taxes.

Liquidity and Capital Resources

As of June 30, 2012, we had $68.1 million of cash and cash equivalents and $151.8 million in short-term investments. In September 2011, we completed a follow-on offering of our common stock, in which we sold and issued 1,400,000 shares of common stock. The shares were sold by the underwriters at a price of $20.49 per share, and we received proceeds of $27.4 million after deducting underwriting discounts and commissions. In connection with this offering, we incurred offering costs of $0.5 million. In May 2011, we completed our initial public offering in which we sold and issued 9,065,000 shares of common stock, including 634,565 shares issued pursuant to an over-allotment option granted to the underwriters. The shares were sold by the underwriters at a price of $19.00 per share and we received proceeds of $160.2 million after deducting underwriting discounts and commissions. We incurred offering costs of $2.9 million. Prior to the initial public offering, substantially all of our operations and patent asset acquisitions had been financed through the private sale of equity securities, subscription fees collected from our clients and patent-seller financing.

We believe our existing cash, cash equivalents and  short-term investments will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future capital needs will depend on many factors, including, among other things, our acquisition of patent assets, addition and renewal of client membership agreements and development of new products and services. We anticipate an increased level of patent acquisition spending as our business grows. Additionally, we may enter into potential investments in, or acquisitions of, complementary businesses which could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

As a public company, we incur costs that we had not previously incurred prior to our initial public offering, including, but not limited to, costs and expenses increased directors and officers insurance, investor relations fees, expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and The Nasdaq Global Market, on which our common stock is listed, and various other costs. The Sarbanes-Oxley Act of 2002 requires that we maintain effective disclosure controls and procedures and internal control over financial reporting.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$62,562	$55,087
Net cash used in investing activities	(105,145)	(86,002)
Net cash provided by financing activities	3,893	143,652
Increase (decrease) in cash and cash equivalents	$(38,690)	$112,737

Cash Flows from Operating Activities

Cash provided by operating activities for the six months ended June 30, 2012 was $62.6 million, consisting of net income of $21.3 million; adjustments for non-cash items of $41.5 million primarily due to $38.9 million of depreciation and amortization, $5.0 million of stock-based compensation, $2.5 million of amortization of premium on investments and reduction of $5.4 million due to excess tax benefit from stock-based compensation; and changes in working capital and non-current assets and liabilities totaling $0.2 million primarily from a $2.6 million decrease in accounts receivable due to collections from our clients, a $3.7 million decrease in prepaid expenses and other assets, which were partially offset by a $4.0 million decrease in accrued liabilities and a $2.3 million decrease in deferred revenue. The decrease in deferred revenue is due to revenue and other adjustments recognized during the period exceeding our revenue billings to new and existing clients. The amount of deferred revenue in any given period varies with the addition of new clients, the mix of payment terms that we offer and the timing of invoicing existing clients.

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

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2012 was $105.1 million, of which $45.8 million represented our business acquisition of Altitude Capital, $36.7 million represented our acquisitions of patent assets and $22.0 million represented our net purchases of short-term marketable securities. We expect our cash used in investing activities to increase in the future as we acquire additional patents.

Cash used in investing activities for the six months ended June 30, 2011 was $86.0 million, of which $43.2 million represented our acquisitions of patent assets and $39.1 million represented our net purchases of short-term marketable securities. On June 1, 2011, we acquired substantially all of the assets of a patent research and intellectual property news provider for $3.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 was $3.9 million. Net cash provided by financing activities during the six months ended June 30, 2012 was due to $5.4 million excess tax benefit from stock-based compensation, $2.5 million proceeds from exercise of stock options, partially offset by $4.1 million of payments for our deferred payment obligations.

Net cash provided by financing activities during the six months ended June 30, 2011 was $143.7 million. Net cash provided by financing activities during the six months ended June 30, 2011 was due primarily to proceeds from our initial public offering, net of issuance costs, of approximately $157.8 million, offset by the repayment of $16.4 million of debt and other deferred payment obligations.

Contractual Obligations and Commitments

We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under operating leases for office space. Commitments to settle contractual obligations in cash under operating leases and other obligations have not changed significantly from the “Commitments and Contingencies” table included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except for the following agreement entered into during the six months ended June 30, 2012.

In March 2012, we entered into an amended lease agreement to increase our San Francisco, California office space to approximately 67,000 total square feet from May 2013 through October 2019. The monthly base rent payments pursuant to this lease will initially be approximately $0.3 million per month, increasing to approximately $0.4 million per month. Total future non-cancelable minimum lease payments from May 2013 through October 2019 will be $26.1 million.

Off Balance Sheet Arrangements

There were no substantial changes to our guarantee and indemnification obligations or other off balance sheet arrangements during the six months ended June 30, 2012.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Additionally, ASU 2011-05 does not affect the calculation or reporting of earnings per share. On January 1, 2012, we adopted this ASU and elected to the two-statement presentation option. Other than the change in presentation, the adoption of this ASU had no impact on our financial position or results of operations.

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

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $219.9 million as of June 30, 2012. Our cash balances deposited in U.S. banks are non-interest bearing and insured up to the FDIC limits. Cash equivalents consist of institutional money market funds, U.S. Government and agency securities, municipal bonds and commercial paper denominated primarily in U.S. Dollars. Interest rate fluctuations affect the returns on our invested funds. Unrestricted cash and cash equivalents are held for working capital purposes and restricted cash amounts are held as security against various lease obligations.

As of June 30, 2012, our short-term investments of $151.8 million were primarily invested in U.S. Government and Agency securities, commercial paper and corporate and municipal bonds maturing between 90 days and 12 months. As of June 30, 2012, our investments were classified as available-for-sale and, consequently, were recorded at fair value in the consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in the fair value of an asset below its carrying value is other-than-temporary. As of June 30, 2012, we had not recorded an impairment related to our investments in the consolidated statement of operations.

If overall interest rates had changed by 10% during the three and six months ended June 30, 2012, the fair value of our investments would not have been materially affected.

Effect of Inflation

We believe that inflation has not had a material impact on our consolidated results of operations for the three and six months ended June 30, 2012. There can be no assurance that future inflation will not have an adverse impact on our consolidated results of operations or financial condition.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments that approximate their fair values due to their short period of time to maturity. We do not use derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 13 to our consolidated financial statements.

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

We were incorporated in July 2008. We acquired our first patent assets in September 2008 and sold our first membership in October 2008. Therefore, we have not only a very limited operating history, but also a very limited track record in executing our business model. Our future success depends on acceptance of our solution by companies we target to become clients. Our efforts to sell our solution to new and existing clients may not continue to be successful. In particular, because we are a relatively new company with a limited operating history, companies may have concerns regarding our viability. Our limited operating history may also make it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly changing industries. If we do not manage these risks successfully, our business and operating results will be adversely affected.

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

In addition to the factors described above, other factors that may affect our operating results include:

•	increases in the prices we need to pay to acquire patent assets;
•	increases in operating expenses, including those attributable to additional headcount and the costs of new business initiatives;
•	increases in operating expenses attributable to the formation and management of our risk retention group;
•	non-renewals from existing clients for any reason;
•	loss of clients, including through acquisitions or consolidations;
•	changes in our subscription fee rates or changes in our own pricing policies or those of our competitors;
•	our inability to acquire patent assets that are being asserted or may be asserted against our clients due to lack of availability, unfavorable pricing terms or otherwise;
•	changes in patent law and regulations and other legislation, as well as United States Patent and Trademark Office procedures or court rulings, that reduce the value of our solution to our existing and potential clients;
•	our lengthy and unpredictable membership sales cycle, including delays in potential clients’ decisions whether to subscribe to our solution;
•	changes in the accounting treatment associated with our acquisitions of patent assets, how we amortize those patent assets and how we recognize revenue under subscription agreements;
•	lower subscription fees from clients where the annual subscription fee decreases due to declining operating income or revenue of such clients;
•	our inability to effectively develop and implement new solutions that meet client requirements in a timely manner;
•	decreases in our clients’ and prospective clients’ costs of litigating patent infringement claims;
•	our inability to retain key personnel;

•	any significant changes in the competitive dynamics of our market, including new competitors or substantial discounting of services that are viewed by our target market as competitive to ours;
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

We have limited experience with respect to determining the appropriate metrics for establishing the annual subscription fees for our patent risk management solution. If the market for our solution fails to develop or develops more slowly than we anticipate, or if competitors introduce new solutions that compete with ours, we may be unable to renew our memberships or attract new clients at favorable prices based on the same pricing model we have historically used. In the future, it is possible that competitive dynamics in our market may require us to change our pricing model, reduce our subscription fee rates, or consider adding new pricing programs, which could harm our operating results. If we introduce a higher fee schedule in the future, it may be more difficult for us to attract new clients. In order to attract clients, in certain cases we have previously offered, and may in the future offer, discounts or other contractual incentives to clients who execute multi-year subscription agreements or who make client referrals.

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

Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. The weighted-average term of our subscription agreements in effect as of June 30, 2012 was 2.8 years. As our overall membership base grows, we expect our renewal rate to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements may decrease. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

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

Our current or potential competitors vary widely in size and in the scope and breadth of the products and services they offer. Many of our competitors have substantially greater financial resources and a larger client base and sales and marketing teams. The competition we face now and in the future could result in increased pricing pressure, reduced margins, increased sales and marketing expenses and a failure to increase, or the loss of, market share. We may not be able to maintain or improve our competitive position against our current or future competitors, and our failure to do so could seriously harm our business.

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

We also plan to incur additional operating expenses as we hire new personnel, including employees for client relations, patent research and analysis, development of reporting systems and general and administrative functions. From January 1 through June 30, 2012, our headcount grew from 110 to 126 employees. Because we intend to continue to hire aggressively, we expect our operating expenses to increase substantially. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. If we are not successful in generating additional revenue that is sufficient to offset these operating expense increases, our operating results may be harmed.

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

We receive a significant amount of our revenue from a limited number of clients. For example, during the six months ended June 30, 2012, our 10 highest revenue generating clients accounted for approximately 34% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients chooses not to renew its membership, or if our subscription fees from a client decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

If we are unable to enhance our current solution or to develop or acquire new solutions to provide additional value to our clients and potential clients, we may not be able to maintain our growth, and our business may be harmed.

In order to attract new clients and retain existing clients, we need to enhance and improve our existing solution and introduce new solutions that meet the needs of our clients. We have in the past, and may in the future, seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our service offerings, enhance our technical capabilities or otherwise offer growth opportunities. We are currently developing programs to facilitate joint defense agreements and cross-licensing arrangements among clients that pay us additional fees to participate in those arrangements.

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

We recently started to offer insurance products for NPE patent claims, and therefore face new risks associated with the operation of an insurance business. We have no prior experience in operating an insurance business, which includes assuming underwriting risk and setting premiums. There are many estimates and forecasts involved in predicting underwriting risk and setting premiums, many of which are subject to substantial uncertainty. If we do not estimate our underwriting risks and set our premiums successfully, we may incur larger losses on our policies than we expect, which could have an adverse effect on our results of operations and financial condition. Furthermore, the insurance market is highly regulated, so operation of an insurance business will expose us to additional laws and regulations. Compliance with such laws and regulations may be costly, which could affect our results of operations.

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

The patent market is heavily impacted by litigation. As a result, we may be required, by subpoena or otherwise, to participate in patent or other litigation proceedings related to our clients. Our participation in any such proceedings could require us to expend significant resources and could also be perceived as adverse to the interests of our clients or potential clients if we are required to disclose any information about our clients that we have gathered in the course of their memberships. These additional expenditures and potential disclosures could make it more difficult for us to attract new clients and retain existing clients, and our results of operations could be harmed. For example, on March 7, 2012, a lawsuit was filed against the Company and some of its clients (the “Defendants”). The complaint alleges that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The plaintiff seeks unspecified monetary damages and injunctive relief. Because the case is at a very early stage, the Company is not currently able to determine whether there is a reasonable possibility that a loss will be incurred nor can it estimate the range of the potential loss that may result from this litigation. We may incur significant costs in defending this claim and the result may not be favorable. An unfavorable outcome of this claim could result in proliferation of similar claims against us. The expense and disclosure associated with our involvement in litigation could have an adverse effect on our business, prospects, financial condition and operating results.

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

We may not achieve the anticipated benefits from a business acquisition due to a number of factors, including:

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

Since our initial public offering in May 2011, our stock price has traded as high as $31.41 per share and as low as $9.54 per share. Further, our common stock has a limited trading history and an active trading market for our common stock may not be sustained in the future. The market price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

Our three largest stockholders and our directors and executive officers, in the aggregate, own approximately 53% of our outstanding common stock and will be able to exercise substantial control over all matters requiring stockholder approval. This concentration of ownership limits your ability to influence corporate matters.

As of June 30, 2012, affiliates of Index Ventures, affiliates of Charles River Ventures and KPCB Holdings, Inc. each beneficially own approximately 10%, 14% and 13%, respectively, of our outstanding common stock, and our directors and executive officers and their affiliates, in the aggregate, beneficially own an additional 16% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. In addition, each of Index Ventures, Charles River Ventures and KPCB Holdings, Inc. currently has a representative on our Board of Directors.

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

As of June 30, 2012, some of our existing stockholders have demand and piggyback rights to require us to register with the SEC approximately 26,300,000 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

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

As a public company, our stock price may be volatile, and securities class action litigation has often been instituted against companies following periods of volatility of their stock price. Any such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

In the past, following periods of volatility in the overall market and the market price of particular companies’ securities, securities class action litigation has been instituted against these companies. Our stock has been volatile and may continue to be volatile.  If instituted against us, securities litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) The following exhibits are filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of RPX Corporation	S-1	333-171817	3.2	1/21/11

3.2	Amended and Restated Bylaws of RPX Corporation	S-1/A	333-171817	3.4	4/18/11

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document					X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

RPX CORPORATION (Registrant)

DATE: August 14, 2012	By:	/s/ JOHN A. AMSTER
John A. Amster
Chief Executive Officer and Director

DATE: August 14, 2012	By:	/s/ ADAM C. SPIEGEL
Adam C. Spiegel
Chief Financial Officer and Senior Vice President, Finance

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of RPX Corporation	S-1	333-171817	3.2	1/21/11

3.2	Amended and Restated Bylaws of RPX Corporation	S-1/A	333-171817	3.4	4/18/11

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document					X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document					X

+
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.