Form 10-Q
period 2012-09-30
RPX Corp
filed 2012-11-02
CIK 1509432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-35146
RPX Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-2990113 (I.R.S. Employer Identification No.)

One Market Plaza, Suite 800 San Francisco, California 94105 (Address of Principal Executive Offices and Zip Code)
(866) 779-7641
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
On October 31, 2012, 50,852,548 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RPX Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$83,440	$106,749
Short-term investments	125,197	126,976
Restricted cash	—	500
Accounts receivable	12,997	16,160
Prepaid expenses and other current assets	6,364	12,124
Deposit	10,000	—
Deferred tax assets	6,048	5,192
Total current assets	244,046	267,701
Patent assets, net	197,321	163,352
Property and equipment, net	3,434	2,317
Intangible assets, net	3,594	1,837
Goodwill	16,460	1,675
Restricted cash, less current portion	—	147
Deferred tax assets, less current portion	8,279	300
Other assets	1,112	665
Total assets	$474,246	$437,994

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	1,046	821
Accrued liabilities	5,841	7,762
Deferred revenue	93,722	96,513
Deferred payment obligations	500	5,056
Other current liabilities	2,124	2,182
Total current liabilities	103,233	112,334
Deferred revenue, less current portion	4,965	11,762
Deferred tax liabilities	21,766	14,695
Other liabilities	20	119
Total liabilities	129,984	138,910

Commitments and contingencies (Note 13)

Common stock	5	5
Additional paid-in capital	275,612	259,315
Retained earnings	68,646	39,787
Accumulated other comprehensive loss	(1)	(23)
Total stockholders' equity	344,262	299,084
Total liabilities and stockholders' equity	$474,246	$437,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$47,044	$38,394	$146,131	$111,634
Cost of revenue	21,980	16,459	60,508	44,652
Selling, general and administrative expenses	13,147	9,069	39,903	28,465
(Gain) on sale of patent assets, net	—	—	(177)	—
Operating income	11,917	12,866	45,897	38,517
Other income (expense), net	65	(79)	92	(645)
Income before provision for income taxes	11,982	12,787	45,989	37,872
Provision for income taxes	4,392	4,935	17,130	15,659
Net income	$7,590	$7,852	$28,859	$22,213

Net income available to common stockholders:
Basic	$7,556	$7,381	$28,378	$12,858
Diluted	$7,557	$7,421	$28,399	$13,518
Net income per common share:
Basic	$0.15	$0.17	$0.57	$0.48
Diluted	$0.14	$0.15	$0.55	$0.43
Weighted-average shares used in computing net income per common share:
Basic	50,457	44,473	49,410	27,015
Diluted	52,127	48,914	51,711	31,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$7,590	$7,852	$28,859	$22,213
Other comprehensive income, net of tax:
Unrealized losses on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	38	10	34	(10)
Less: reclassification adjustment for gains included in net income	(11)	—	(12)	—
Net unrealized gains on available-for-sale securities, net of tax	27	10	22	(10)
Comprehensive income	$7,617	$7,862	$28,881	$22,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$28,859	$22,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,208	44,651
Stock-based compensation	7,493	4,849
Excess tax benefit from stock-based compensation	(5,796)	(4,118)
Imputed interest on deferred payment obligations	94	584
Gain on sale of patent assets	(177)	—
Amortization of premium on investments	3,773	404
Deferred taxes	(1,534)	99
Other	(19)	1
Changes in assets and liabilities:
Accounts receivable	3,163	10,586
Prepaid expenses and other assets	5,874	(4,777)
Deposit	(10,000)	—
Accounts payable	225	256
Accrued and other liabilities	(2,856)	7,543
Deferred revenue	(9,642)	14,974
Net cash provided by operating activities	80,665	97,265

Cash flows from investing activities
Purchases of investments classified as available-for-sale	(150,227)	(142,825)
Maturities and sale of investments classified as available-for-sale	153,920	15,100
Business acquisition	(45,765)	(3,345)
Decrease in restricted cash	647	73
Purchases of intangible assets	(52)	(95)
Purchases of property and equipment	(1,626)	(913)
Acquisitions of patent assets	(65,056)	(63,815)
Proceeds from sale of patent assets	200	80
Net cash used in investing activities	(107,959)	(195,740)

Cash flows from financing activities
Repayments of principal on deferred payment obligations	(5,150)	(18,104)
Proceeds from other obligations	500	—
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	157,478
Proceeds from issuance of common stock in follow-on offering, net of issuance costs	—	27,379
Proceeds from exercise of stock options and other common stock issuances	2,839	2,632
Excess tax benefit from stock-based compensation	5,796	4,118
Net cash provided by financing activities	3,985	173,503
Net increase (decrease) in cash and cash equivalents	(23,309)	75,028
Cash and cash equivalents at beginning of period	106,749	46,656
Cash and cash equivalents at end of period	$83,440	$121,684

Non-cash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock	$—	$62,793
Change in patent assets purchased and accrued but not paid	250	6,626
Change in other assets purchased and accrued but not paid	565	—
Intangible assets received in barter transactions	54	120
Costs related to public offerings accrued but not paid	—	497
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RPX Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Nature of Business

RPX Corporation (also referred to herein as “RPX” or the “Company”) helps companies reduce patent-related risk and expense by providing a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. The core of the Company’s solution is defensive patent aggregation, in which it acquires patents or licenses to patents that are being or may be asserted against the Company’s current or prospective clients. The Company may occasionally enter into agreements to acquire covenants not to sue in order to further mitigate its clients’ litigation risk. The acquired patents, licenses to patents and agreements for covenants not to sue are collectively referred to as “patent assets.” The Company’s clients pay an annual subscription fee and in return, receive a license from the Company to substantially all of its patent assets and access to its proprietary patent market intelligence and data. During the three months ended September 30, 2012, the Company also began underwriting patent infringement liability insurance policies. For the three and nine months ended September 30, 2012, the effect of the insurance policies that have been issued has not been material to the Company's results of operations or financial condition.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement of the results of operations for the periods are shown.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Significant Accounting Policies

With the exception of the paragraph below, which describes the Company’s accounting for business combinations, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2012, as compared to the significant accounting policies disclosed in Note 2 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2011.

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), in the accounting for its business acquisitions. ASC 805 requires companies to separately recognize goodwill from the assets acquired and liabilities assumed, which are valued at their acquisition date fair values. Goodwill as of the acquisition date represents the excess of the purchase price over the fair values of the assets acquired and the liabilities assumed.

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

Recently Issued Accounting Standards

In October 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-04, Technical Corrections and Improvements (“ASU 2012-04”), which amends a wide range of topics in the ASC. These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements. The amendments in ASU 2012-04 will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on the Company’s financial position or results of operations.

Recently Adopted Accounting Standards

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 114 (“SAB 114”), Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (“SEC Update”) (“ASU 2012-03”), which amends various SEC paragraphs pursuant to the issuance of SAB No. 114. This ASU became effective upon issuance, and the adoption of this ASU had no impact on the Company’s financial position or results of operations.

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

The following table presents the calculation of basic and diluted net income per share available to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net income available to common stockholders:
Numerator:
Basic:
Net income	$7,590	$7,852	$28,859	$22,213
Allocation of net income to participating stockholders	(34)	(471)	(481)	(9,355)
Net income available to common stockholders – basic	$7,556	$7,381	$28,378	$12,858
Diluted:
Net income available to common stockholders – basic	$7,556	$7,381	$28,378	$12,858
Undistributed earnings re-allocated to common stockholders	1	40	21	660
Net income available to common stockholders – diluted	$7,557	$7,421	$28,399	$13,518

Denominator:
Basic shares:
Weighted-average shares used in computing basic net income available to common stockholders	50,457	44,473	49,410	27,015
Diluted shares:
Weighted-average shares used in computing basic net income available to common stockholders	50,457	44,473	49,410	27,015
Dilutive effect of stock options using treasury-stock method	1,670	4,441	2,301	4,110
Weighted-average shares used in computing diluted net income available to common stockholders	52,127	48,914	51,711	31,125

Net income per share:
Basic	$0.15	$0.17	$0.57	$0.48
Diluted	$0.14	$0.15	$0.55	$0.43

For the three and nine months ended September 30, 2012 and 2011, the following securities were not included in the calculation of diluted shares outstanding, as the effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted-average:
Shares of redeemable convertible preferred stock	—	—	—	12,394
Shares of common stock subject to repurchase	227	2,837	838	3,437
Stock options outstanding	2,927	382	1,508	390
Restricted stock units outstanding	483	64	378	55

4.	Fair Value Measurements

The following tables present the financial assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Fair Value	Level 1	Level 2
Cash equivalents
Money market funds	$38	$38	$—
Commercial paper	46,897	—	46,897
Municipal bonds	1,400	—	1,400
	$48,335	$38	$48,297

Short-term investments
Commercial paper	$4,499	$—	$4,499
Municipal bonds	109,611	—	109,611
Corporate bonds	11,087	—	11,087
	$125,197	$—	$125,197

	December 31, 2011
	Fair Value	Level 1	Level 2
Cash equivalents
Money market funds	$21,504	$21,504	$—
Commercial paper	24,405	—	24,405
Municipal bonds	8,385	—	8,385
Corporate bonds	2,045	—	2,045
	$56,339	$21,504	$34,835

Short-term investments
Commercial paper	$4,850	$—	$4,850
Municipal bonds	65,675	—	65,675
Corporate bonds	6,828	—	6,828
U.S. government and agency securities	49,623	—	49,623
	$126,976	$—	$126,976

As of September 30, 2012 and December 31, 2011, the Company did not use level 3 inputs to measure financial assets or liabilities at fair value.

5.	Short-term Investments

The following table summarizes the Company’s investments in available-for-sale securities (in thousands):

	September 30, 2012
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$4,499	$—	$—	$4,499
Municipal bonds	109,602	20	(11)	109,611
Corporate bonds	11,083	4	—	11,087
	$125,184	$24	$(11)	$125,197

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity within accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in other income (expense), net in the Company’s condensed consolidated statements of operations.

The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of September 30, 2012 and December 31, 2011. As of September 30, 2012, no individual securities incurred continuous unrealized losses for greater than 12 months.

6.	Patent Assets, Net

Patent assets, net consisted of the following (in thousands):

	December 31, 2011	Additions	Patent assets acquired in business combination	Sale	September 30, 2012
Patent assets	$287,555	$65,360	$27,850	$(50)	$380,715
Accumulated amortization	(124,203)	(59,218)	—	27	(183,394)
Patent assets, net	$163,352				$197,321

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors, and software. The Company amortizes each acquired portfolio of patent assets on a straight-line basis over its estimated economic useful life. As of September 30, 2012 and December 31, 2011, the estimated useful lives of the Company’s patent assets generally ranged from 24 to 60 months. As of September 30, 2012, the weighted-average original estimated useful life was 48 months.

The following table summarizes the expected future annual amortization expense of patent assets as of September 30, 2012 (in thousands):

2012 (remainder)	$20,532
2013	72,022
2014	47,096
2015	33,482
2016	20,547
Thereafter	3,642
Total estimated future amortization expense	$197,321

Amortization expense was $21.5 million and $16.1 million for the three months ended September 30, 2012 and 2011, respectively, and $59.2 million and $43.9 million for the nine months ended September 30, 2012 and 2011, respectively.

7.	Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Computer, equipment and software	$995	$666
Internal-use software	2,992	1,221
Furniture and fixtures	662	611
Leasehold improvements	162	139
Work-in-progress	—	178
Total property and equipment, gross	4,811	2,815
Less: Accumulated depreciation and amortization	(1,377)	(498)
Total property and equipment, net	$3,434	$2,317

Depreciation and amortization expense was $0.4 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively, and $0.9 million and $0.3 million for the nine months ended September 30, 2012 and 2011, respectively. Stock-based compensation capitalized as part of the cost of internal-use software was $0.1 million and less than $0.1 million for the three months ended September 30, 2012 and 2011, respectively, and $0.3 million and $0.1 million for the nine months ended September 30, 2012 and 2011, respectively.

8.	Business Combinations

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

Under ASC 805-10, acquisition-related costs are not included as a component of consideration transferred but are required to be expensed as incurred. Acquisition-related costs were $0.1 million and $0.6 million for the three and nine months ended September 30, 2012 and are included in selling, general and administrative expenses. Pro forma results of operations reflecting the acquisition have not been presented because the effect of the acquisition is not material to the Company's results of operations.

9.	Goodwill

Goodwill consisted of the following (in thousands):

Balance as of December 31, 2011	$1,675
Acquisition of ACM	14,785
Balance as of September 30, 2012	$16,460

As of the date of the Company's 2012 annual assessment, its fair value was substantially in excess of the Company's net book value, including goodwill. As such, the Company did not recognize an impairment charge during the three months ended September 30, 2012.

10.	Intangible Assets, Net

Intangible assets, net, as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012			December 31, 2011
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,890	$(500)	$1,390	$890	$(165)	$725
Proprietary data and models	1,500	(169)	1,331	—	—	—
Developed technology	728	(319)	409	665	(128)	537
Covenant not to compete	480	(155)	325	80	(22)	58
Customer relationship	250	(111)	139	250	(49)	201
Other intangible assets	1,450	(1,450)	—	1,450	(1,229)	221
Intangible assets in-progress	—	—	—	95	—	95
	$6,298	$(2,704)	$3,594	$3,430	$(1,593)	$1,837

The estimated future amortization expenses for intangible assets (excluding intangible assets in-progress) are summarized below (in thousands):

2012 (remainder)	$379
2013	1,496
2014	906
2015	625
2016	188
Total estimated future amortization expense	$3,594

Amortization expense was $0.4 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively, and $1.1 million and $0.5 million for the nine months ended September 30, 2012 and 2011, respectively.

11.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued payroll-related expenses	$5,155	$7,160
Accrued expenses	686	602
Total accrued liabilities	$5,841	$7,762

Patent and other assets purchased but not paid	$1,065	$250
Other current liabilities	1,059	1,932
Total other current liabilities	$2,124	$2,182

12.	Deferred Payment Obligations

On July 6, 2009, the Company entered into an agreement to purchase certain patent assets for a total of $4.4 million. Under the terms of the agreements, the Company paid $1.1 million in cash at signing, with a remaining non-interest bearing contract obligation of $3.3 million due in three equal installments in July of each of 2010, 2011 and 2012. The contract obligation was recorded at fair value utilizing the imputed interest rate method. Interest was imputed using a rate of 10.2% per annum, which represented the Company’s estimated market borrowing rate as of the initial transaction date. As of September 30, 2012 and December 31, 2011, the remaining unpaid principal balance associated with the obligation was nil and $1.1 million, respectively.

On January 26, 2009, the Company entered into an agreement to acquire certain patent assets for a total of $12.0 million. Under the terms of the agreement, the Company paid $3.0 million upfront, with a remaining non-interest bearing contract obligation of $9.0 million due in three equal installments in January of each of 2010, 2011 and 2012. The contract obligation was recorded at fair value utilizing the imputed interest rate method. Interest was imputed using a rate of 13.9% per annum, which represented the Company’s estimated market borrowing rate as of the date of the transaction. As of September 30, 2012 and December 31, 2011, the remaining unpaid principal balance associated with the obligation was nil and $3.0 million, respectively.

13.	Commitments and Contingencies

Operating Lease Commitments

The Company leases its facilities under non-cancelable lease agreements. The Company's operating lease obligations have increased from those as of December 31, 2011 as a result of the following agreement entered into during the nine months ended September 30, 2012.

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

Rent expense related to non-cancelable operating leases was $0.6 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively, and $1.8 million and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively.

Litigation

From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or contingencies was recorded as of September 30, 2012 or December 31, 2011.

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

Guarantees and Indemnifications

The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2012 or December 31, 2011. The Company has no reason to believe that there is any material liability related to such indemnification provisions. The Company does not indemnify its clients for patent infringement.

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

14. Stock-Based Compensation

Equity Plans

A summary of the Company’s activity under its equity award plans and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2011	1,004	7,503	$6.82
Options authorized	2,457	—	—
Options granted	(664)	664	16.16
Options exercised	—	(1,568)	1.81
Options forfeited	581	(581)	11.95
Restricted stock units granted	(468)	—	—
Restricted stock units forfeited	38	—	—
Balance - September 30, 2012	2,948	6,018	8.66	8.1	$25,531
Vested and exercisable - September 30, 2012		1,671	7.37	7.6	9,567
Vested and expected to vest - September 30, 2012		5,435	8.58	8.1	23,639

The total intrinsic value for options exercised during the three months ended September 30, 2012 and 2011 was $3.2 million and $11.2 million, respectively, and for options exercised during the nine months ended September 30, 2012 and 2011 it was $21.9 million and $17.8 million, respectively.

Restricted Stock Units

The summary of restricted stock unit activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested units - December 31, 2011	179	$25.15
Granted	468	15.95
Vested	(95)	23.27
Forfeited	(38)	17.76
Non-vested units - September 30, 2012	514	17.67	$9,083

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012(1)	2011	2012	2011
Dividend yield	n/a	—%	—%	—%
Risk-free rate	n/a	1.80%	1.11%	2.56%
Expected volatility	n/a	59%	61%	58%
Expected term - in years	n/a	6.1	6.0	6.4

Grant date fair value	n/a	$16.01	$9.02	$7.72

(1) The Company did not grant stock option awards to its employees or non-employee directors during the three months ended September 30, 2012.

The fair value of restricted stock units granted to employees and non-employee directors is measured by reference to the fair value of the underlying shares on the date of grant. Changes in the fair value of the Company’s common stock can materially affect the fair value of restricted stock units and ultimately how much stock-based compensation expense is recognized.

Stock-based compensation expense related to stock options granted to employees and non-employee directors was $1.8 million and $1.5 million for the three months ended September 30, 2012 and 2011, respectively, and $5.7 million and $3.6 million for the nine months ended September 30, 2012 and 2011, respectively. Stock-based compensation expense related to restricted stock units granted to employees and non-employee directors was $0.6 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively, and $1.5 million and $0.2 million the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, there was $22.7 million and $8.2 million of unrecognized compensation cost related to stock options and restricted stock units, respectively, which was expected to be recognized over a weighted-average period of 2.9 years and 3.2 years, respectively. Future grants of equity awards will increase the amount of stock-based compensation expense to be recorded.

Stock-Based Compensation Related to Non-Employees

The Company periodically grants equity awards to non-employees in exchange for goods and services. No awards were granted to non-employees in exchange for goods and services during the three or nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, the Company issued nil and 10,000 shares of common stock, respectively, nil and 52,632 restricted stock units, respectively, and nil and 35,000 stock options, respectively, to non-employees in exchange for services.

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

Non-employee stock-based compensation expense related to stock options was $0.1 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively, and $0.3 million and $0.8 million for the nine months ended September 30, 2012 and 2011, respectively. Non-employee stock-based compensation expense related to restricted stock units was less than $0.1 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively, and $0.3 million and $0.2 million for the nine months ended September 30, 2012 and 2011, respectively.

15.	Income Taxes

The Company uses an estimated annual effective tax rate based upon a projection of its annual fiscal year results to measure the income tax benefit or expense recognized in each interim period. The Company’s effective tax rate, including the impact of discreet benefit items, was 37% and 39% for the three months ended September 30, 2012 and 2011, respectively, and 37% and 41% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in the Company's effective tax rate in 2012 was primarily attributable to the use of a single sales factor for California state income tax apportionment. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to the effect of certain permanent differences and state income taxes.

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

During the three and nine months ended September 30, 2012, two members of the Company’s board of directors also served on the boards of directors of RPX clients. The Company recognized subscription fee revenue of $0.9 million and $2.5 million related to these clients for the three and nine months ended September 30, 2012, respectively. During the three and nine months ended September 30, 2011, one member of the Company’s board of directors also served on the board of directors of an RPX client. For the three and nine months ended September 30, 2011, the Company recognized subscription fee revenue of $0.7 million and $2.0 million, respectively, related to this client. As of September 30, 2012 and December 31, 2011, there were no receivables due from these clients.

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

The following table presents revenue by location and revenue generated by country as a percentage of total revenue for the applicable period, for countries representing 10% or more of revenues for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
United States	$26,974	57%	$26,497	69%	$82,066	56%	$67,959	61%
Japan	10,226	22	3,799	10	29,600	20	18,442	16
Other	9,844	21	8,098	21	34,465	24	25,233	23
Total revenue	$47,044	100%	$38,394	100%	$146,131	100%	$111,634	100%

Long-lived assets information by location is presented below (in thousands):

	September 30, 2012	December 31, 2011
United States	$220,774	$169,132
Japan	35	49
Total long-lived assets	$220,809	$169,181

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We help companies reduce patent-related risk and expense by providing a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. As of September 30, 2012, we had a client network of 128 companies.

Our business model aligns our interests with those of our clients. We have not asserted and will not assert our patents, which enables us to develop strong and trusted relationships with our clients. Our clients include companies that design, make or sell technology-based products and services as well as companies that use technology in their businesses.

The core of our solution is defensive patent aggregation, in which we acquire patents or licenses to patents that are being or may be asserted against our current or prospective clients. We also may occasionally enter into agreements to acquire covenants not to sue in order to further mitigate our client’s litigation risk. The acquired patents, licenses to patents and agreements for covenants not to sue are collectively referred as “patent assets.” We then provide our clients with licenses to substantially all of these patent assets to protect them from potential patent infringement assertions. We also provide our clients access to our proprietary patent market intelligence and data.

During the three months ended September 30, 2012, we also began underwriting patent infringement liability insurance policies. For the three and nine months ended September 30, 2012, the effect of the insurance policies that have been issued have not been material to our results of operations or financial condition.

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

Revenue grew to $146.1 million for the nine months ended September 30, 2012 as our total client network increased to 128 clients, up from 112 as of December 31, 2011. We ended the quarter with deferred revenue of $98.7 million.

We believe that the amount that we spend to acquire patent assets is a key driver of the value that we create for our clients. We measure patent asset acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated and structured acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital. During the three and nine months ended September 30, 2012, we completed 8 and 23 acquisitions of patent assets, respectively. For the three months ended September 30, 2012, our gross and net acquisition spend totaled $26.4 million. For the nine months ended September 30, 2012, our gross and net acquisition spend totaled $147.4 million and $93.2 million, respectively. Over the trailing four quarters ended September 30, 2012, our gross and net acquisition spend totaled $176.2 million and $121.9 million, respectively. From our inception through September 30, 2012, we have completed 113 acquisitions of patent assets with gross and net acquisition spend of $519.1 million and $383.2 million, respectively.

On March 30, 2012, we entered into a number of agreements with Digitude Innovations, LLC (“Digitude”), Preservation Technologies LLC (“Preservation”), and Robert and Susan Kramer (collectively, the “Agreements”). The Agreements were subject to closing conditions that were satisfied on April 19, 2012. Pursuant to the Agreements, we paid $45.8 million and acquired among other things (i) certain patents, patent rights and covenant not to sue and (ii) all of the issued and outstanding membership interests in Altitude Capital Management LLC (“ACM”). Eleven of our clients participated in the transaction, making it our largest syndicated transaction to date. We entered into the Agreements to significantly increase our portfolio of patent assets and remove the potential exposure that Digitude, Preservation and ACM, present to our clients. We acquired ownership of or rights to more than 500 U.S. (and more than 50 non-U.S.) patents that were held by Digitude and certain sub-license rights to patents licensed exclusively by Preservation. The portfolios acquired cover a broad range of technologies including mobile handsets, TVs, cameras, PCs, media players, content delivery, video-on-demand, internet streaming, and enterprise networks and have increased the Company’s total portfolio of patent assets by more than 30%. In addition, we obtained proprietary data and models related to patent analysis and valuation methodologies. We believe this transaction will enhance our market intelligence and patent risk management capabilities. We also obtained certain restrictive covenants pursuant to which Robert Kramer agreed to refrain from competing against any of our lines of business for an extended period of time.

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

Cost of Revenue

Cost of revenue primarily consists of amortization expenses related to acquired patent assets. Acquired patent assets are capitalized and amortized ratably over their estimated useful lives or the remaining statutory life. Also included in the cost of revenue are expenses incurred to maintain and prosecute patents and patent applications and amortization expense for acquired intangible assets and internally developed software. We expect our cost of revenue to increase in the future as we add additional patent assets to our existing portfolio to support our existing and future clients.

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

Provision for Income Taxes

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Based on available information, we believe it is likely that our deferred tax assets will be fully realized. Accordingly, we have not applied a valuation allowance against our net deferred tax assets.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures.

With the exception of the paragraph below, which describes our accounting for business combinations, there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2012, as compared to those described in our Annual Report on Form 10-K filed with the SEC on March 26, 2012.

We apply the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), in the accounting for our business acquisitions. ASC 805 requires companies to separately recognize goodwill from the assets acquired and liabilities assumed, which are at their acquisition date fair values. Goodwill as of the acquisition date represents the excess of the purchase price over the fair values of the assets acquired and the liabilities assumed.

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

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$47,044	$38,394	$146,131	$111,634
Cost of revenue	21,980	16,459	60,508	44,652
Selling, general and administrative expenses	13,147	9,069	39,903	28,465
(Gain) on sale of patent assets, net	—	—	(177)	—
Operating income	11,917	12,866	45,897	38,517
Other income (expense), net	65	(79)	92	(645)
Income before provision for income taxes	11,982	12,787	45,989	37,872
Provision for income taxes	4,392	4,935	17,130	15,659
Net income	$7,590	$7,852	$28,859	$22,213

The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	100%	100%	100%	100%
Cost of revenue	47	43	41	40
Selling, general and administrative expenses	28	24	27	25
(Gain) on sale of patent assets, net	—	—	—	—
Operating income	25	33	32	35
Other income (expense), net	—	—	—	(1)
Income before provision for income taxes	25	33	32	34
Provision for income taxes	9	13	12	14
Net income	16%	20%	20%	20%

Revenue

Our revenue for the three months ended September 30, 2012 was $47.0 million compared to $38.4 million during the same period a year ago, an increase of $8.6 million, or 23%. The increase was primarily due to the growth in our client network and the resulting recognition of revenue from clients that joined both during the current period and prior to the start of the current period. Our client count increased by eight and seven clients during the three months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 we had a total client network of 128 companies.

Our revenue for the nine months ended September 30, 2012 was $146.1 million compared to $111.6 million during the same period a year ago, an increase of $34.5 million, or 31%. The increase was primarily due to the growth in our client network and the resulting recognition of revenue from clients that joined both during the current period and prior to the start of the current period and an increase in revenue from the sale of perpetual licenses. Our client count increased by 16 and 31 clients, during the nine months ended September 30, 2012 and 2011, respectively. Revenue for the nine months ended September 30, 2012 also included $9.4 million from the sale of perpetual licenses as compared to $3.3 million in the same period in 2011.

Cost of Revenue

Our cost of revenue for the three months ended September 30, 2012 was $22.0 million compared to $16.5 million during the same period a year ago, an increase of $5.5 million, or 34%. The increase was primarily a result of additional amortization expense attributable to the increase in our patent assets. Amortization expense related to our patent assets was $21.5 million and $16.1 million for the three months ended September 30, 2012 and 2011, respectively. The expenses incurred to maintain patents and prosecute patent applications included in our portfolio were approximately $0.3 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively.

Our cost of revenue for the nine months ended September 30, 2012 was $60.5 million compared to $44.7 million during the same period a year ago, an increase of $15.8 million, or 36%. The increase was primarily a result of additional amortization expense attributable to the increase in our patent assets. Amortization expense related to our patent assets was $59.2 million and $43.9 million for the nine months ended September 30, 2012 and 2011, respectively. The expenses incurred to maintain patents and prosecute patent applications included in our portfolio were approximately $0.8 million and $0.6 million for the nine months ended September 30, 2012 and 2011, respectively. Amortization expense related to our intangible assets was $0.5 million and $0.2 million for the nine months ended September 30, 2012 and 2011, respectively.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended September 30, 2012 were $13.1 million compared to $9.1 million during the same period a year ago, an increase of $4.0 million or 45%. The increase was primarily due to a $1.2 million increase in personnel-related costs, including stock-based compensation, attributable to increasing our headcount to 126 employees as of September 30, 2012, compared to 99 employees at September 30, 2011. Expenses for professional services for the three months ended September 30, 2011 were reduced by $2.1 million due to the recovery of professional fees associated with an incomplete syndicated acquisition that had been expensed in 2010.

Our selling, general and administrative expenses for the nine months ended September 30, 2012 were $39.9 million compared to $28.5 million during the same period a year ago, an increase of $11.4 million, or 40%. The increase was primarily due to a $5.9 million increase in personnel-related costs, including stock-based compensation, attributable to increasing our headcount to 126 employees as of September 30, 2012, compared to 99 employees at September 30, 2011, a $2.0 million increase in our facility-related costs, depreciation and other corporate expenses due to the leasing of additional office space, and higher depreciation expenses due to increases in property and equipment balances. Expenses for professional services for the nine months ended September 30, 2011 were reduced by $2.1 million due to the recovery of professional fees associated with an incomplete syndicated acquisition that had been expensed in 2010.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2012 was $65,000 compared to other income (expense), net of ($79,000) during the same period a year ago, a decrease of $0.1 million. Other income (expense), net, for the nine months ended September 30, 2012 was $0.1 million compared to other income (expense), net of ($0.6 million) during the same period a year ago, a decrease of $0.7 million. The decreases for both the three and nine months ended September 30, 2012 were primarily due to a reduction in outstanding debt balances.

Provision for Income Taxes

Our effective tax rate for both the three and nine months ended September 30, 2012 was 37% including the impact of discreet benefit items, compared to 39% and 41% for the three and nine months ended September 30, 2011, respectively. The decrease in our effective tax rate was primarily attributable to the use of a single sales factor for California state income tax apportionment. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to the effect of certain permanent differences and state income taxes.

Liquidity and Capital Resources

As of September 30, 2012, we had $83.4 million of cash and cash equivalents and $125.2 million in short-term investments. In September 2011, we completed a follow-on offering of our common stock, in which we sold and issued 1,400,000 shares of common stock. The shares were sold by the underwriters at a price of $20.49 per share, and we received proceeds of $27.4 million after deducting underwriting discounts and commissions. In connection with this offering, we incurred offering costs of $0.5 million. In May 2011, we completed our initial public offering in which we sold and issued 9,065,000 shares of common stock, including 634,565 shares issued pursuant to an over-allotment option granted to the underwriters. The shares were sold by the underwriters at a price of $19.00 per share and we received proceeds of $160.2 million after deducting underwriting discounts and commissions. We incurred offering costs of $2.9 million. Prior to the initial public offering, substantially all of our operations and patent asset acquisitions had been financed through the private sale of equity securities, subscription fees collected from our clients and patent-seller financing.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$80,665	$97,265
Net cash used in investing activities	(107,959)	(195,740)
Net cash provided by financing activities	3,985	173,503
Increase (decrease) in cash and cash equivalents	$(23,309)	$75,028

Cash Flows from Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2012 was $80.7 million, consisting of net income of $28.9 million; adjustments for non-cash items of $65.0 million primarily due to $61.2 million of depreciation and amortization, $7.5 million of stock-based compensation, $3.8 million of amortization of premium on investments and reduction of $5.8 million due to excess tax benefit from stock-based compensation and a $1.5 million net increase in our deferred tax assets; and a reduction in working capital and non-current assets and liabilities totaling $13.2 million primarily from a $10.0 million increase due to a refundable deposit to a third party, a $2.9 million decrease in accrued liabilities and a $9.6 million decrease in deferred revenue, which was partially offset by a $5.9 million decrease in prepaid expenses and other assets, a $3.2 million decrease in accounts receivable due to collections from our clients. The decrease in deferred revenue is due to $137.0 million of revenue and other adjustments recognized during the period and was partially offset by revenue billings to new and existing clients of $127.4 million. The amount of deferred revenue in any given period varies with the addition of new clients, the mix of payment terms that we offer and the timing of invoicing existing clients.

Cash provided by operating activities for the nine months ended September 30, 2011 was $97.3 million, consisting of net income of $22.2 million, adjustments for non-cash items of $46.5 million and changes in working capital and non-current assets and liabilities totaling $28.6 million. The change in working capital resulted primarily from a decrease in accounts receivable of $10.6 million, an increase in deferred revenue of $15.0 million and an increase in accrued liabilities of $7.5 million. The increase in deferred revenue for the nine months ended September 30, 2011 is primarily attributable to $126.4 million of subscription billings for the period offset by $111.3 million of revenue recognized during the period. The increase in deferred revenue is due to annual subscription billings and the growth in our membership to 103 clients as of September 30, 2011 from 72 clients as of December 31, 2010. The amount of deferred revenue in any given period varies with the addition of new clients, the mix of payment terms that we offer and the timing of invoicing existing clients.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2012 was $108.0 million, of which $65.1 million was used to acquire patent assets, $45.8 million paid for the business acquisition of Altitude Capital and $1.6 million used to purchase property and equipment. This increase was partially offset by $3.7 million in proceeds from net maturities of short-term marketable securities. We expect our cash used in investing activities to increase in the future as we acquire additional patents.

Cash used in investing activities for the nine months ended September 30, 2011 was $195.7 million, of which $63.8 million represented our acquisitions of patent assets and $127.7 million represented our net purchases of short-term marketable securities. We acquired substantially all of the assets of two companies in separate transactions for cash consideration totaling $3.3 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2012 was $4.0 million. Net cash provided by financing activities during the nine months ended September 30, 2012 was due to $5.8 million excess tax benefit from stock-based compensation, $2.8 million proceeds from exercise of stock options, $0.5 million proceeds from other obligations, partially offset by $5.2 million of principal payments on our deferred payment obligations.

Net cash provided by financing activities during the nine months ended September 30, 2011 was $173.5 million. Net cash provided by financing activities during the nine months ended September 30, 2011 was due primarily to proceeds from our initial public offering and follow-on offering, net of issuance costs, of approximately $184.9 million, offset by the repayment of $18.1 million of debt and other deferred payment obligations.

Contractual Obligations and Commitments

We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under operating leases for office space. Commitments to settle contractual obligations in cash under operating leases and other obligations have increased from the “Commitments and Contingencies” table included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as a result of the following agreement entered into during the nine months ended September 30, 2012.

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

Off Balance Sheet Arrangements

There were no substantial changes to our guarantee and indemnification obligations or other off balance sheet arrangements during the nine months ended September 30, 2012.

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements (“ASU 2012-04”), which amends a wide range of topics in the ASC. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in ASU 2012-04 will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

Recently Adopted Accounting Standards

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 114 (“SAB 114”), Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (“SEC Update”) (“ASU 2012-03”), which amends various SEC paragraphs pursuant to the issuance of SAB No. 114. This ASU became effective upon issuance, and the adoption of this ASU had no impact on our financial position or results of operations.

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Additionally, ASU 2011-05 does not affect the calculation or reporting of earnings per share. On January 1, 2012, we adopted this ASU and elected the two-statement presentation option. Other than the change in presentation, the adoption of this ASU had no impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

Our subscription agreements are denominated in U.S. dollars, and therefore, our revenue is not currently subject to significant foreign currency risk. Our expenses are incurred primarily in the United States, with a small portion of expenses incurred and denominated in the currencies where our other international offices are located. Our results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Japanese Yen and the European Euro relative to the U.S. Dollar. To date, we have not entered into any foreign currency hedging contracts.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $208.6 million as of September 30, 2012. Our cash balances deposited in U.S. banks are non-interest bearing and insured up to the FDIC limits. Cash equivalents consist of institutional money market funds, U.S. Government and agency securities, municipal bonds and commercial paper denominated primarily in U.S. Dollars. Interest rate fluctuations affect the returns on our invested funds. Unrestricted cash and cash equivalents are held for working capital purposes and restricted cash amounts are held as security against various lease obligations.

As of September 30, 2012, our short-term investments of $125.2 million were primarily invested in U.S. Government and Agency securities, commercial paper and corporate and municipal bonds maturing between 90 days and 12 months. As of September 30, 2012, our investments were classified as available-for-sale and, consequently, were recorded at fair value in the consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in the fair value of an asset below its carrying value is other-than-temporary. As of September 30, 2012, we had not recorded an impairment related to our investments in the consolidated statement of operations.

If overall interest rates had changed by 10% during the three and nine months ended September 30, 2012, the fair value of our investments would not have been materially affected.

Effect of Inflation

We believe that inflation has not had a material impact on our consolidated results of operations for the three and nine months ended September 30, 2012. There can be no assurance that future inflation will not have an adverse impact on our consolidated results of operations or financial condition.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments that approximate their fair values due to their short period of time to maturity. We do not use derivative financial instruments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We were incorporated in July 2008. We acquired our first patent assets in September 2008 and sold our first membership in October 2008. Therefore, we have not only a very limited operating history, but also a very limited track record in executing our business model. Our future success depends on acceptance of our solution by companies we target to become clients. Our efforts to sell our solution to new and existing clients may not continue to be successful. We evaluate our business model from time to time in order to address the evolving needs of our clients and prospective clients, particularly in an industry that continues to evolve. Furthermore, because we are a relatively new company with a limited operating history, companies may have concerns regarding our viability. Our limited operating history may also make it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly changing industries. If we do not manage these risks successfully, our business and operating results will be adversely affected.

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

•	our lengthy and unpredictable membership sales cycle, including delays in potential clients’ decisions whether to subscribe to our solution;

•	changes in the accounting treatment associated with our acquisitions of patent assets, how we amortize those patent assets and how we recognize revenue under subscription agreements;

•	our inability to effectively develop and implement new solutions that meet client requirements in a timely manner;

•	decreases in our clients’ and prospective clients’ costs of litigating patent infringement claims;

•	losses incurred in insurance policies underwritten by us;

•	our inability to retain key personnel;

•	any significant changes in the competitive dynamics of our market, including new competitors or substantial discounting of services that are viewed by our target market as competitive to ours;

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

We have derived substantially all of our revenue from the sale of memberships to our patent risk management solution and we expect this will continue for the foreseeable future. As a result, widespread acceptance of this solution is critical to our future success. The market for patent risk management solutions is new and it is uncertain whether these solutions will achieve and sustain high levels of demand and market acceptance. Our success will depend, to a substantial extent, on the willingness of companies of all sizes to purchase and renew memberships as a way to reduce their patent litigation costs. If companies do not perceive the cost-savings benefits of patent risk management solutions, then wide market adoption of our solution will not develop, or it may develop more slowly than we expect. Either scenario would adversely affect our operating results in a significant way. Factors that may negatively affect wide market acceptance of our solution, as well as our ability to obtain new clients and renew existing clients, include:

•	uncertainty about our ability to significantly reduce patent litigation costs for a particular company;

•	reduced assertions from NPEs or decreased patent licensing fees owed to NPEs;

•	limitations on the ability of NPEs to bring patent claims or limitations on the potential damages recoverable from such claims;

•	reduced cost to our clients of defending patent assertion claims;

•	lack of perceived relevance and value in our existing patent asset portfolio by existing or potential clients;

•	concerns by existing or potential clients about our future ability to obtain rights to patent assets that are being or may be asserted against them;

•	reduced incentives to renew memberships if clients have vested in perpetual licenses in all patent assets that they believe are materially relevant to their businesses;

•	lack of sufficient interest by mid- and small-size companies in our solution;

•	reduced incentive for companies to become clients because we do not assert our patent assets in litigation;

•	concerns that we might change our current business model and assert our patent assets in litigation;

•	budgetary limitations for existing or potential clients; and

•	the belief that adequate coverage for the risks and expenses we attempt to reduce is available from alternative products or services.

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

Because we operate in a relatively new and unproven market, our membership sales efforts involve educating potential clients about the benefit of our solution, including potential cost savings to a company. Potential clients typically undergo a lengthy decision-making process that has, in the past, generally resulted in a lengthy and unpredictable sales cycle. Mid- and small-size companies are generally subject to less patent litigation and we expect even lengthier sales cycles for such companies. We spend substantial time, effort and resources in our membership sales efforts without any assurance that our efforts will produce any membership sales. In addition, subscriptions are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. As a result of these factors, our membership sales in any period are difficult to predict and will likely vary substantially between periods, which may cause our cash flow to fluctuate significantly between periods.

The success of our business will increasingly depend on clients renewing their subscription agreements, but we do not have an adequate operating history to predict the rate of membership renewals. Any significant decline in our membership renewals could harm our operating results.

Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. The weighted-average term of our subscription agreements in effect as of September 30, 2012 was 2.8 years. As our overall membership base grows, we expect our renewal rate to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements may decrease. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

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

Our form of subscription agreement for our early clients provided that we will use commercially reasonable efforts to spend at least a specified minimum amount each year to acquire patent assets related broadly to information technology. If we fail to meet this standard, the clients whose agreements contain this provision have the right to terminate their memberships. If we fail to meet these provisions and clients elect to terminate their memberships, our operating results will be harmed.

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

In addition to competing for new clients, we also compete to acquire patent assets. Our primary competitors in the market for patent assets include other entities that seek to accumulate patent assets, including NPEs such as Acacia Research, Coller IP, Intellectual Ventures, Millennium Partners and Rembrandt IP Management, along with patent-buying consortiums such as Allied Security Trust. Many of our current or potential competitors have longer operating histories, greater name recognition and significantly greater financial resources than we have. In addition, many NPEs that compete with us to acquire patent assets have complicated corporate structures that include a large number of subsidiaries, so it is difficult for us to know who the ultimate parent entity is and how much capital the related entities have available to acquire patent assets. We also face competition for patent assets from operating companies, including operating companies that are current or prospective clients. Many of these operating companies have significantly greater financial resources than we have and can acquire patent assets at prices that we may not be able to pay.

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

We expect to increase future expenditures to develop and expand our business, including making substantial expenditures to acquire patent assets and develop new solutions. To further one of those new solutions, we formed a risk retention group which issues insurance policies to cover the costs of NPE patent claims. Developing and offering this new solution may cause us to incur substantial additional operating expenses. Our efforts to develop this and other new solutions will result in an increase in our operating expenses with no assurance that such solutions will result in additional revenue that is sufficient to offset the additional expenses we incur.

We also plan to incur additional operating expenses as we hire new personnel. From January 1 through September 30, 2012, our headcount grew from 110 to 126 employees. Because we intend to continue to hire, we expect our operating expenses to increase. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. If we are not successful in generating additional revenue that is sufficient to offset these operating expense increases, our operating results may be harmed.

If we are unable to successfully expand our membership base to include mid- and small-size companies, we may not be able to maintain our growth and our business and results of operations may be harmed.

Many of our current clients are very large companies. The number of companies of that size is limited, so in order for us to continue our growth, we need to expand our membership base to include mid- and small-size companies. There is no guarantee that we will be successful in those efforts. Those companies often have more limited budgets available for solutions of the type we offer compared to larger companies. Furthermore, these companies are generally not subject to as much patent litigation as larger companies and, therefore, may not perceive sufficient benefits to purchase our solution. Those companies may also request solutions that we do not currently offer. They may also have concerns that we will focus our patent acquisition efforts on patent assets that are of more benefit to our larger clients who pay us higher subscription fees. If we are unable to successfully expand our membership base to include more mid- and small-size companies, our growth may slow, and our business may be harmed.

We receive a significant amount of our revenues from a limited number of clients, and if we are not able to obtain membership renewals from these clients, our revenue may decrease substantially.

We receive a significant amount of our revenue from a limited number of clients. For example, during the nine months ended September 30, 2012, our 10 highest revenue generating clients accounted for approximately 31% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients chooses not to renew its membership, or if our subscription fees from a client decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

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

We are investing significant management time and resources into developing products designed to provide insurance against NPE patent infringement claims. We do not have prior experience in designing or providing insurance products. If we are not successful in launching and selling these insurance products, we will not realize the anticipated benefit of these investments, which could have an adverse effect on our growth prospects and our business may be harmed.

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

Following the launch of insurance products for NPE patent infringement claims, we now face the risks associated with operating an insurance business. If we fail to manage these risks, our results of operations and financial condition may be adversely affected.

We recently started to offer insurance products for NPE patent claims, and therefore face new risks associated with the operation of an insurance business. We have no prior experience in operating an insurance business, which includes assuming underwriting risk and setting premiums. There are many estimates and forecasts involved in predicting underwriting risk and setting premiums, many of which are subject to substantial uncertainty and which could cause our expenses and earnings to vary significantly from quarter to quarter. If we do not estimate our underwriting risks and set our premiums successfully, we may incur larger losses on our policies than we expect, which could have an adverse effect on our results of operations and financial condition. Under GAAP, while revenue is recognized ratably, losses are recognized as incurred. This will increase the variability our or operating results, until such time that our insurance business operates at scale. Furthermore, the insurance market is highly regulated, so operation of an insurance business will expose us to additional laws and regulations. Compliance with such laws and regulations may be costly, which could affect our results of operations.

We rely on various actuarial models in pricing our insurance product and estimate the frequency and severity of related loss events, but actual results could differ materially from the model outputs.

We employ various predictive modeling, stochastic modeling and/or actuarial techniques to analyze and estimate losses and the risks associated with insurance policies we underwrite. We utilize the modeled outputs and related analyses to assist us in making underwriting, pricing and reinsurance decisions. The modeled outputs and related analyses are subject to numerous assumptions, uncertainties and the inherent limitations of any statistical analysis. Consequently, modeled results may differ materially from our actual experience. If, based upon these models or otherwise, we under price our products or underestimate the frequency and/or severity of loss events, our results of operations or financial condition may be adversely affected. If, based upon these models or otherwise, we over price our products or overestimate the risks we are exposed to, new business growth and retention of our existing business may be adversely affected which could have a material adverse effect on our results of operations.

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

Reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all.

The availability and cost of reinsurance are subject to prevailing market conditions that are beyond our control. No assurances can be made that reinsurance will remain continuously available to us in amounts that we consider sufficient and at rates that we consider acceptable, which would cause us to increase the amount of risk we retain, reduce the amount of business we underwrite or look for alternatives to reinsurance. This, in turn, could have a material adverse effect on our financial condition or results of operations.

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

Since our initial public offering in May 2011, our stock price has traded as high as $31.41 per share and as low as $9.24 per share. Further, our common stock has a limited trading history and an active trading market for our common stock may not be sustained in the future. The market price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

Our three largest stockholders and our directors and executive officers, in the aggregate, own approximately 52% of our outstanding common stock and will be able to exercise substantial control over all matters requiring stockholder approval. This concentration of ownership limits your ability to influence corporate matters.

As of September 30, 2012, affiliates of Index Ventures, affiliates of Charles River Ventures and KPCB Holdings, Inc. each beneficially own approximately 10%, 14% and 13%, respectively, of our outstanding common stock, and our directors and executive officers and their affiliates, in the aggregate, beneficially own approximately an additional 15% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. In addition, each of Index Ventures, Charles River Ventures and KPCB Holdings, Inc. currently has a representative on our Board of Directors.

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

As of September 30, 2012, some of our existing stockholders have demand and piggyback rights to require us to register with the SEC approximately 26,000,000 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

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

As a public company, our stock price has been volatile, and securities class action litigation has often been instituted against companies following periods of volatility of their stock price. Any such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits
(a) The following exhibits are filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of RPX Corporation	S-1	333-171817	3.2	1/21/2011

3.2	Amended and Restated Bylaws of RPX Corporation	S-1/A	333-171817	3.4	4/18/2011

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH+	XBRL Taxonomy Extension Schema Document					X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

RPX CORPORATION (Registrant)

DATE:	November 2, 2012	By:	/s/ JOHN A. AMSTER
John A. Amster
Chief Executive Officer and Director

DATE:	November 2, 2012	By:	/s/ ADAM C. SPIEGEL
Adam C. Spiegel
Chief Financial Officer and Senior Vice President, Finance

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of RPX Corporation	S-1	333-171817	3.2	1/21/2011

3.2	Amended and Restated Bylaws of RPX Corporation	S-1/A	333-171817	3.4	4/18/2011

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH+	XBRL Taxonomy Extension Schema Document					X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document					X

+ XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.