Form 10-K
period 2012-12-31
RPX Corp
filed 2013-03-11
CIK 1509432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————
FORM 10-K
————————————————
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO
Commission File Number: 001-35146
————————————————
RPX Corporation
(Exact Name of Registrant as Specified in Its Charter)
————————————————

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-2990113 (I.R.S. Employer Identification No.)
ONE MARKET PLAZA SUITE 800
SAN FRANCISCO, CALIFORNIA 94105
(Address of Principal Executive Offices and Zip Code)
Registrant’s Telephone Number, Including Area Code: (866) 779-7641
————————————————
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market LLC
Securities Registered Pursuant to Section 12(g) of the Act:
None
————————————————
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $337.1 million as of June 30, 2012, which is the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The NASDAQ Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded due to the fact that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 51,464,676 shares of the registrant’s common stock issued and outstanding as of February 28, 2013.

Documents Incorporated by Reference:
Portions of the Definitive Proxy Statement for registrant’s Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2012.

PART I.

Item 1.	Business
FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions which, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. Forward-looking statements include statements regarding our business strategies and business model, products, and benefits to our clients. These statements are based on the beliefs and assumptions of our management based on information currently available. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

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

Our patent risk management solution facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. The core of our solution is defensive patent aggregation, in which we acquire patents and licenses to patents that are being or may be asserted against our current and prospective clients. We then license these patent assets to our clients to protect them from potential patent infringement assertions. We believe our solution allows clients to mitigate patent risk at a lower cost than they would be able to achieve through other approaches. We also provide our clients with access to our proprietary patent market intelligence and data. We refer to patents, licenses to patents and acquired covenants not to sue specific companies collectively as “patent assets.”

Our solution offers the following benefits to our clients:

•
Reduced Risk of Patent Litigation – Clients reduce their exposure to patent litigation because we continuously assess patent assets available for sale and acquire many that are being or may be asserted against our clients or potential clients. Our clients have no litigation risk related to the patent assets that we own.

•
Cost-Effective Licenses – Our annual subscription fee is typically based on a client’s historical financial results. Accordingly, our subscription fee is predictable for our clients. We believe our approach to pricing is different than the pricing strategies of traditional patent licensing businesses, which generally negotiate license fees based on the perceived relevance of their various patent portfolios to each licensee. We believe our approach to pricing also provides clients with non-exclusive license rights to our large and growing portfolio of patent assets at a lower cost than they would have paid if these patent assets were owned by other entities.

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

In 2012, we started to offer NPE Patent Infringement Liability Insurance, which is a liability insurance policy for US-based operating companies that covers certain costs associated with patent infringement lawsuits by non-practicing entities (“NPEs”). The insurance product complements our core defensive patent acquisition service, enabling policyholders, who must be members of our client network, to better manage the risk of NPE patent litigation.

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

•	Increasing Rate of Issuance of Technology Patents – Patents issued with class code identifiers that we classify as technology-related patents have more than doubled in the past 10 years.

•
Overlap of Technology Patents – Because inventors can patent incremental improvements to existing inventions, multiple patents can apply to individual components of a product or service. Consequently, multiple patent owners may seek to extract license fees related to a single product or service. One example of this overlap of patents is semiconductor technology known as DRAM. Today, there are several thousand issued United States patents with “DRAM” specifically listed as a claim element. These DRAM patents span design, fabrication, testing and component technology including dies, capacitors, memory cells, transistors, integrated circuits, substrates and packaging. Each of those aspects may be covered by multiple patents that could be infringed by a DRAM semiconductor device or downstream product. Potential infringement of these patents could occur by anyone who makes, uses or sells a product using this technology.

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

Operating companies can incur significant costs to defend themselves against patent assertions by NPEs. At a minimum, companies faced with an assertion typically respond to the assertion letter and evaluate the patents being asserted. If the assertion proceeds to trial, costs grow substantially. NPEs generally do not create or sell their own products or services and therefore are not susceptible to counter assertion, a common defensive strategy in patent disputes between operating companies.

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

Our Solution and Benefits to Our Clients
We have pioneered an approach to help operating companies mitigate and manage patent risk and expense by serving as an intermediary through which they can participate more efficiently in the patent market. Operating companies that join our network pay an annual subscription fee and gain access to our patent risk management solution. The subscription fee is typically based on a fee schedule that is tied to a client’s revenue or operating income and remains in place over the life of a membership, with adjustments limited to Consumer Price Index increases. By offering a fee schedule that does not change based on our patent asset acquisitions, we divorce the amount of fees charged from the value of our patent assets. We believe our pricing structure creates an alignment of interests with our clients, allowing us to be a trusted intermediary for operating companies in the patent market.

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

•
Cost-Effective Licenses – Our annual subscription fee is typically based on a client’s historical financial results. We believe our approach is different than the pricing strategies of traditional patent licensing businesses, which generally negotiate license fees based on the perceived relevance of their various patent portfolios to each licensee. We believe our approach to pricing also provides clients with non-exclusive license rights to our large and growing portfolio of patent assets at a lower cost than they would have paid if these patent assets were owned by other entities.

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

Our Strategy
Our mission is to transform the patent market by establishing RPX as the essential intermediary between patent owners and operating companies. Our strategy includes the following:

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

•
Focusing on Client Relations – We intend to continue to support our client relations team to ensure we deliver the highest levels of service and support to our clients, which we expect will drive client satisfaction and assist in our efforts to build trusting relationships with and retain clients as their subscription agreements come up for renewal.

•
Developing Proprietary Technology Solutions for Our Clients– We intend to continue to enhance our proprietary web portal to provide our clients with the most current intelligence and data on patent acquisition opportunities, relevant litigation activity and key market participants and trends that affect their patent risk exposure.

•
Offering NPE Insurance – We offer and have written insurance policies for clients interested in additional management of their exposure to patent infringement claims brought by NPEs. We have concentrated our sales efforts on small and medium enterprises and we require that policyholders also subscribe to our core defensive patent acquisition service.

•
Providing Complementary Solutions – We believe we can generate additional sources of revenue by offering complementary solutions that further mitigate patent risks and expenses for operating companies, including the facilitation of joint defense agreements and cross-licensing arrangements. A joint defense agreement is an agreement among multiple defendants in a lawsuit to appoint one legal counsel or group of legal counsel to represent multiple defendants. A cross-licensing arrangement is an agreement among two or more parties to license some or all of their patent portfolios to each other.

•
Enhancing Our Capabilities Through Acquisitions – We occasionally evaluate the potential acquisition of businesses and technologies that can enhance our capabilities and our patent risk management solution.

Our Client Network
We have built a network of clients that includes some of the world’s most prominent technology companies, as well as many smaller and emerging companies. Our client network has grown rapidly since our inception. As of December 31, 2012, we had 140 clients.

We believe our patent risk management solution is broadly applicable to companies that design, make or sell technology-based products and services as well as to companies that use technology in their businesses. Our clients are active in a broad range of industries including consumer electronics, personal computers, e-commerce, financial services, software, media content and distribution, mobile communications and handsets, networking and semiconductors.

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

Client Retention and Client Relations
After a company has become a client, the maintenance of the relationship is handled by our client relations team. One of the primary responsibilities of our client relations team is to maintain frequent dialogue with senior executives of our clients so we can better understand their patent risk profiles. Our continued success and our ability to retain clients depend on our ability to demonstrate that our patent risk management solution enables clients to avoid costs that, in aggregate, exceed their subscription fees. We refer to this concept as return on investment, or ROI.

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

Patent Asset Portfolio and Patent Asset Acquisition
We acquire patent assets that are being or may be asserted against current or prospective clients. As of December 31, 2012, we had deployed over $620 million of our capital and the capital of our clients to acquire patent assets. Of this amount, deployment of our capital totaled approximately $400 million.  Since inception, approximately two-thirds of our acquisition capital has been deployed for the purchase of patent rights and the balance deployed for the purchase of patents.  Acquisitions of patent rights generally benefit only those operating companies which are clients at the time of the acquisition, whereas acquisitions of patents benefit both current and future clients.  As of December 31, 2012, approximately 25% of our patent assets, based upon acquisition price, had been acquired from brokers or other entities seeking to sell patent assets, while the balance was acquired out of litigation. The Company’s patent asset acquisition efforts have been broadly diversified across the following market sectors: consumer electronics, personal computers, e-commerce, financial services, software, media content and distribution, mobile communications and handsets, networking and semiconductors.

The substantial majority of our 120 acquisitions through December 31, 2012 involved patent assets that we believed were relevant to multiple clients and/or prospective clients and were funded with our own capital resources. We occasionally identify patent assets that cost more than we are prepared to spend of our own capital resources or that may be relevant only to a very small number of clients. In these circumstances, we may structure and coordinate a transaction in which certain of our clients contribute funds that are in addition to their subscription fees in order to acquire those patent assets. These structured acquisitions may secure rights just for those clients who elect to participate in the transaction or, if we contribute capital, may secure rights for all of our clients.

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

Because each acquisition of a patent asset may create value for more than one client, we believe our acquisitions of patent assets create a network effect: expanding our portfolio of patent assets results in greater patent risk mitigation for our clients, which we believe leads to greater opportunities to retain and grow our membership base.

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

We believe our position as a leading acquirer of patent assets gives us extensive access and visibility into the patent market. We closely track patent assets that become available on the market and, as of December 31, 2012, we had reviewed more than 4,100 patent portfolios since our inception. We believe our position in the market gives us direct access to a diverse group of patent sources, including brokers, individuals, companies, universities and law firms, all of which are familiar with our approach and acquisition criteria. We believe this familiarity provides us early notice of patent portfolios that are entering the market.

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

In addition to competing for new clients, we also compete to acquire patent assets. Our primary competitors in the market for patent assets are other entities that seek to accumulate patent assets, including NPEs such as Acacia Research, Intellectual Ventures and IP Navigation. We also face competition for patent assets from operating companies, including current or potential clients of RPX, that seek to acquire patents or license patent assets in connection with new or existing product offerings.
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

Employees
As of December 31, 2012, we had 125 employees. Of the total employees, 37 are engaged in sales, marketing and corporate development, 31 in patent acquisition and research and 57 in finance, administration and operations. None of our employees is represented by a labor union, and we consider current employee relations to be good.

Corporate Information
We were incorporated in Delaware in July 2008. Our principal executive offices are located at One Market Plaza, Suite 800, San Francisco, California 94105. Our telephone number is (866) 779-7641. Our website address is www.rpxcorp.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

RPX ® and Rational Patent ® are our registered trademarks. Any other trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

We have a single operating segment. A summary of our financial information by geographic location is found in Note 18, “Segment Reporting,” in the Notes to Consolidated Financial Statements.

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

Risks Related to Our Business and Industry
Our limited operating history makes it difficult to evaluate our current business and future prospects, and potential clients may have concerns regarding the effectiveness of our business model in the future. If companies do not continue to subscribe to our solution, our business and operating results will be adversely affected.
We were incorporated in July 2008. We acquired our first patent assets in September 2008 and sold our first membership in October 2008. Therefore, we have not only a limited operating history, but also a limited track record in executing our business model. Our future success depends on acceptance of our solution by companies we target to become clients. Our efforts to sell our solution to new and existing clients may not continue to be successful. We evaluate our business model from time to time in order to address the evolving needs of our clients and prospective clients, particularly in an industry that continues to develop and change. Furthermore, because we are a relatively new company with a limited operating history, current and prospective clients may have concerns regarding our viability. Our limited operating history may also make it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly changing industries. If we do not manage these risks successfully, our business and operating results will be adversely affected.

We may experience significant quarterly fluctuations in our operating results due to a number of factors, which make our future operating results difficult to predict and could cause our operating results to fall below expectations.
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

In addition to the factors described above and elsewhere in this Item 1A, other factors that may affect our operating results include:

•	increases in the prices we need to pay to acquire patent assets;

•	increases in operating expenses, including those attributable to additional headcount and the costs of new business initiatives;

•	lower subscription fees from clients whose annual subscription fees decrease due to declining operating income or revenue of such clients;

•	increases in operating expenses attributable to the formation and management of our risk retention group;

•	non-renewals from existing clients for any reason;

•	loss of clients, including through acquisitions or consolidations;

•	changes in our subscription fee rates or changes in our own pricing and discounting policies or those of our competitors;

•	our inability to acquire patent assets that are being asserted or may be asserted against our clients due to lack of availability, unfavorable pricing terms or otherwise;

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
We have derived substantially all of our revenue from the sale of memberships to our patent risk management solution and we expect this will continue for the foreseeable future. As a result, widespread acceptance of this solution is critical to our future success. The market for patent risk management solutions is new and it is uncertain whether these solutions will achieve and sustain high levels of demand and market acceptance. Our success will depend, to a substantial extent, on the willingness of companies of all sizes to purchase and renew memberships as a way to reduce their patent litigation costs. If companies do not perceive the cost-savings benefits of patent risk management solutions, then wide market adoption of our solution will not develop, or it may develop more slowly than we expect. Either scenario would adversely affect our operating results in a significant way. Factors that may negatively affect wide market acceptance of our solution, as well as our ability to obtain new clients and renew existing clients, include:

•	uncertainty about our ability to significantly reduce patent litigation costs for a particular company;

•	reduced assertions from NPEs or decreased patent licensing fees owed to NPEs;

•	limitations on the ability of NPEs to bring patent claims or limitations on the potential damages recoverable from such claims;

•	reduced cost to our clients of defending patent assertion claims;

•	lack of perceived relevance and value in our existing patent asset portfolio by existing or potential clients;

•	concerns by existing or potential clients about our future ability to obtain rights to patent assets that are being or may be asserted against them;

•	reduced incentives to renew memberships if clients have vested in perpetual licenses in all patent assets that they believe are materially relevant to their businesses;

•	lack of sufficient interest by mid- and small-size companies in our patent risk management or insurance offerings;

•	reduced incentive for companies to become clients because we do not assert our patent assets in litigation;

•	concerns that we might change our current business model and assert our patent assets in litigation;

•	budgetary limitations for existing or potential clients; and

•	the belief that adequate coverage for the risks and expenses we attempt to reduce is available from alternative products or services.

We have limited experience with respect to our subscription pricing model, and if the prices we charge for memberships are unacceptable to our existing or potential clients, our revenue and operating results could experience volatility or decline.
We have limited experience with respect to determining the appropriate metrics for establishing the annual subscription fees for our patent risk management solution. If the market for our solution develops more slowly than we anticipate, or if competitors introduce new solutions that compete with ours, we may be unable to renew our memberships or attract new clients at favorable prices based on the same pricing model we have historically used. In the future, it is possible that competitive dynamics in our market may require us to change our pricing model, reduce our subscription fee rates, or consider adding new pricing programs or discounts, which could harm our operating results. If we introduce a higher fee schedule in the future, it may be more difficult for us to attract new clients. In order to attract new clients and retain existing clients, in certain cases we have previously offered, and may in the future offer, discounts or other contractual incentives to clients who execute multi-year subscription agreements or who make client referrals.

We have very limited flexibility to change the pricing of our solution for existing clients and may not be able to respond effectively to changes in our market. This limited flexibility could have an adverse effect on our operating results.
Under many of our existing subscription agreements, our annual subscription fee is based on a published fee schedule applicable to all of our clients that join our network while that fee schedule is in effect. Clients under such agreements are able to renew their memberships perpetually under the fee schedule in effect at the time that they joined our network with periodic adjustments by us only based on changes in the Consumer Price Index. This means that any increases to our fee schedule apply only to clients that join after such increase. Accordingly, we have limited ability to change the economics of our business model with respect to existing clients in response to changes in the market in which we operate. This limited flexibility could have an adverse effect on our operating results. For example, if we increase our operating expenses as a result of changes in our market, we would have very limited ability to increase the subscription fees we charge to our existing clients to offset the increased operating expenses, and our operating results could be adversely affected.

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
Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. The weighted-average term of our subscription agreements in effect as of December 31, 2012 was 2.8 years. As our overall membership base grows, we expect our renewal rate to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements may decrease. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

Upon initial subscription, our clients receive a term license for the period of their membership to the majority of the patent assets in our portfolio at the time of subscription. In addition, clients receive term licenses to substantially all of the patent assets we acquire during the period of their membership. Our subscription agreements also include a vesting provision that converts a client’s term licenses into perpetual licenses on a delayed, rolling basis as long as the company remains a client. Accordingly, clients who continue to subscribe to our solution receive perpetual licenses to an increasing number of our patent assets over time. If we are unable to adequately show clients that we are continuing to obtain additional patent assets that are being or may be asserted against them, clients may choose not to renew their subscriptions once they have vested into a perpetual license in all patent assets they believe are materially relevant to their businesses.

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

Our fee schedules generally provide that our subscription fee as a percentage of the client’s operating income decreases as their operating income goes up. Further, the client’s in our network as of December 31, 2012 each had a fee schedule subject to an annual cap. As a result, if one of our clients acquires another client, our future revenue would be reduced as a result of the application of our fee schedule to the combined entity rather than to each entity separately. Any reduction in subscription fees could harm our business and operating results.

We have invested management time and resources into developing products designed to provide insurance against NPE patent infringement claims. We do not have prior experience in designing or providing insurance products. If we are not successful in selling a significant amount of these insurance products, we will not realize the anticipated benefit of these investments, which could have an adverse effect on our growth prospects, and our business may be harmed.
We have invested management time and financial resources in the development of products designed to provide insurance against NPE patent claims. We have also provided capital to develop and operate this business. We do not have prior experience in designing insurance products, operating an insurance business, attracting policyholders or establishing the pricing or terms of insurance policies. We cannot assure you that our patent insurance products will appeal to a sufficient number of our existing clients or attract new clients to build a sustainable insurance business. If we are unsuccessful in managing this business, we may not realize the anticipated benefits of our investments of capital and management attention, which could have an adverse effect on our financial performance and growth prospects and our business may be harmed.

We rely on various actuarial models in pricing our insurance product and estimate the frequency and severity of related loss events, but actual results could differ materially from the model outputs. Incurring losses that exceed our predictions could adversely affect our financial condition and results of operations.
We employ various predictive modeling, stochastic modeling and/or actuarial techniques to analyze and estimate losses and the risks associated with insurance policies that we underwrite. We utilize the modeled outputs and related analyses to assist us in making underwriting, pricing and reinsurance decisions. The modeled outputs and related analyses are subject to numerous assumptions, uncertainties and the inherent limitations of any statistical analysis. Consequently, modeled results may differ materially from our actual experience. If, based upon these models or otherwise, we under price our products or underestimate the frequency and/or severity of loss events, our results of operations or financial condition may be adversely affected, which could have a material adverse effect on our results of operations. If, based upon these models or otherwise, we over price our products or overestimate the risks we are exposed to, new business growth and retention of our existing business may be adversely affected.

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

If clients do not perceive that the patent assets we acquire are relevant to their businesses, we will have difficulty attracting new clients and renewing existing clients, and our operating results will be harmed. Similarly, if clients are not satisfied with the amount of capital we deploy to acquire patent assets, they may choose not to renew their subscriptions. These risks are greater if we elect to invest a significant amount of our capital in only a few acquisitions of patent assets.

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

In addition to competing for new clients, we also compete to acquire patent assets. Our primary competitors in the market for patent assets include other entities that seek to accumulate patent assets, including NPEs such as Acacia Research, Intellectual Ventures and IP Navigation. Many of our current or potential competitors have longer operating histories, greater name recognition and significantly greater financial resources than we have. In addition, many NPEs that compete with us to acquire patent assets have complicated corporate structures that include a large number of subsidiaries, so it is difficult for us to know who the ultimate parent entity is and how much capital the related entities have available to acquire patent assets. We also face competition for patent assets from operating companies, including operating companies that are current or prospective clients. Many of these operating companies have significantly greater financial resources than we have and can acquire patent assets at prices that we may not be able to pay.

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

Certain of our acquisitions of patent assets are time consuming, complex and costly, which could adversely affect our operating results.
Certain of our acquisitions of patent assets are time consuming, complex and costly to consummate. We utilize many different transaction structures in our acquisitions and the terms of the acquisition agreements tend to be very heavily negotiated. As a result, we may incur significant operating expenses during the negotiations even where the acquisition is ultimately not consummated. Even if we successfully acquire particular patent assets, there is no guarantee that we will generate sufficient revenue related to those patent assets to offset the acquisition costs. While we conduct confirmatory due diligence on the patent assets we are considering for acquisition, we may acquire patent assets from a seller who does not have proper title to those assets. In those cases, we may be required to spend significant resources to defend our interests in the patent assets and, if we are not successful, our acquisition may be invalid, in which case we could lose part or all of our investment in the assets.

We occasionally identify patent assets that cost more than we are prepared to spend of our own capital resources or that may be relevant only to a very small number of clients. In these circumstances, we may structure and coordinate a transaction in which certain of our clients contribute funds that are in addition to their subscription fees in order to acquire those patent assets. These structured acquisitions are complex and can be large and high profile. We may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any patent assets. These higher costs could adversely affect our operating results. Our roles in structuring the acquisition and managing the acquisition entity, if one is used, may expose us to financial and reputational risks.

Our business model is new and complex, requiring estimates and judgments by our management. Our estimates and judgments are subject to changes that could adversely affect our operating results.
Our patent risk management business model is new and therefore our accounting and tax treatment has limited precedent. The determination of patent asset amortization expense for financial and income tax reporting requires estimates and judgments on the part of management. Some of our patent asset acquisitions are complex, requiring additional estimates and judgments on the part of our management. From time to time, we evaluate our estimates and judgments. However, such estimates and judgments are, by their nature, subject to risks, uncertainties and assumptions, and factors may arise that lead us to change our estimates or judgments. If this or any other changes occur, our operating results may be adversely affected. Furthermore, if the accounting or tax treatment is challenged, we may be required to spend considerable time and expense defending our position and we may be unable to successfully defend our accounting or tax treatment, any of which could adversely affect our business and operating results.

We plan to substantially increase our operating expenses to expand our operations, and those increased expenses may negatively impact our profitability.
We expect to increase future expenditures to develop and expand our business, including making substantial expenditures to develop new solutions. To further one of those new solutions, we formed a risk retention group which issues insurance policies to cover the costs of NPE patent claims. Developing and offering this new solution may cause us to incur substantial additional operating expenses. Our efforts to develop this and other new solutions will result in an increase in our operating expenses with no assurance that such solutions will result in additional revenue that is sufficient to offset the additional expenses we incur.

We also plan to incur additional operating expenses as we hire new personnel. From January 1 through December 31, 2012, our headcount grew from 110 to 125 employees. Because we intend to continue to hire, we expect our operating expenses to increase. If we are not successful in generating additional revenue that is sufficient to offset these operating expense increases, our operating results may be harmed.

If we are unable to successfully expand our membership base to include small and mid-size companies, we may not be able to maintain our growth and our business and results of operations may be harmed.
Many of our current clients are very large companies. The number of companies of that size is limited and, in order for us to continue our growth, we need to expand our membership base to include small and mid-size companies. There is no guarantee that we will be successful in those efforts. Small and mid-size companies often have more limited budgets available for solutions of the type we offer compared to large companies. Furthermore, small and mid-size companies are generally not subject to as much patent litigation as large companies and, therefore, may not perceive that the benefits of our solution justify its cost. They may also have concerns that we will focus our patent acquisition efforts on patent assets that are of more benefit to our larger clients who pay us higher subscription fees. If we are unable to successfully expand our membership base to include more small and mid-size companies, our growth may slow, and our business may be harmed.

We receive a significant amount of our revenues from a limited number of clients, and if we are not able to obtain membership renewals from these clients, our revenue may decrease substantially.
We receive a significant amount of our revenue from a limited number of clients. For example, during the year ended December 31, 2012, our 10 highest revenue-generating clients accounted for approximately 30% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients chooses not to renew its membership, or if our subscription fees from one of these clients decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

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
We recently started to offer insurance products for NPE patent claims, and therefore face new risks associated with the operation of an insurance business. We have no prior experience in operating an insurance business, which includes assuming underwriting risk and setting premiums. There are many estimates and forecasts involved in predicting underwriting risk and setting premiums, many of which are subject to substantial uncertainty and which could cause our expenses and earnings to vary significantly from quarter to quarter. If we do not estimate our underwriting risks and set our premiums successfully, we may incur larger losses on our policies than we expect, which could have an adverse effect on our results of operations and financial condition. Under GAAP, while revenue is recognized ratably, losses are recognized as incurred. This will increase the variability of our operating results until such time as our insurance business operates at scale. Furthermore, the insurance market is highly regulated, so operation of an insurance business will expose us to additional laws and regulations. Compliance with such laws and regulations may be costly which could affect our results of operations.

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
The patent market is heavily impacted by litigation. As a result, we may be required, by subpoena or otherwise, to participate in patent or other litigation proceedings related to our clients. Our participation in any such proceedings could require us to expend significant resources and could also be perceived as adverse to the interests of our clients or potential clients if we are required to disclose any information about our clients that we have gathered in the course of their memberships. These additional expenditures and potential disclosures could make it more difficult for us to attract new clients and retain existing clients, and our results of operations could be harmed. For example, on March 7, 2012, a lawsuit was filed against the Company and some of its clients (the “Defendants”). The complaint alleges that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The plaintiff seeks unspecified monetary damages and injunctive relief. The Company is not currently able to determine whether there is a reasonable possibility that a loss will be incurred nor can it estimate the potential loss or range of the potential loss that may result from this litigation. We may incur significant costs in defending this claim and the result may not be favorable. An unfavorable outcome of this claim could result in proliferation of similar claims against us. The expense and disclosure associated with our involvement in litigation could have an adverse effect on our business, prospects, financial condition, operating results and cash flows.

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
Our business is dependent on our ability to acquire patent assets that are valuable to our existing and potential clients. Following the acquisition of patent assets, we expend significant time and resources to maintain the effectiveness of those assets by paying maintenance fees and making filings with the United States Patent and Trademark Office. In some cases, the patent assets we acquire include patent applications which require us to invest resources to prosecute the applications with the United States Patent and Trademark Office. If we fail to maintain or prosecute our patent assets properly, the value of those assets to our clients would be reduced or eliminated, and our business would be harmed.

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
Our future success depends on our ability to identify, attract, train, integrate and retain highly qualified technical, sales and marketing, managerial and administrative personnel. In particular, our ability to increase our revenue is dependent on our ability to hire personnel that can identify and acquire valuable patent assets and attract new clients. Competition for highly skilled sales, business development and technical individuals is intense, and we continue to face difficulty identifying and hiring qualified personnel in some areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for hiring experienced employees have greater resources than we have. If we fail to identify, attract, train, integrate and retain highly qualified and motivated personnel, our reputation could suffer, and our business, financial condition and results of operations could be adversely affected.

If we fail to effectively integrate our new Chief Financial Officer and adapt to changes in the company’s management team, our ability to execute our business plan may suffer, which could have an adverse effect on our future growth, operating results and stock price.
On September 1, 2012, Geoffrey T. Barker transitioned from his former position as Chief Operating Officer to a strategic role as an Executive Director. In addition, our Board of Directors recently selected Ned Segal to succeed Adam Spiegel as our Chief Financial Officer. As a result of these changes in personnel and positions, the members of our management team have assumed new responsibilities. Our ability to execute our business plan will depend in part on our ability to successfully integrate our new Chief Financial Officer into the management team and our management team’s ability to develop new working relationships and adapt to changing responsibilities. Our stock price will also depend in part on our investors’ confidence in our new management team. Any actual or perceived inability of our management team to execute our business plan could have an adverse effect on our future growth, operating results and stock price.

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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to acquire patent assets, develop new solutions or enhance our existing solution, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings or enter into credit agreements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, which could have an adverse effect on our business and financial condition.

As a public company, we incur significant increased costs that may adversely affect our operating results and financial condition.
As a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company, including costs associated with our public company reporting requirements. We have also incurred, and anticipate that we will continue to incur, costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of

2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules implemented by the SEC and The NASDAQ Stock Market. Furthermore, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers.

New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and rules adopted by the SEC and by The NASDAQ Stock Market, would likely result in increased costs to us as we respond to their requirements. We are investing resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. Such increased expenses, the difficulty of attracting and retaining qualified officers and directors, and the diversion of management’s attention could adversely affect our operating results and financial condition.

Changes in our tax rates or exposure to additional tax liabilities could adversely affect our earnings and financial condition.
We are subject to income taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and other tax liabilities. In the ordinary course of our business, there are intercompany transactions and calculations where the ultimate tax determination is uncertain. Our income tax returns are routinely subject to audits by tax authorities. Although we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine our tax estimates, a final determination of tax audits or tax disputes could have an adverse effect on our results of operations and financial condition.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes in the United States and various foreign jurisdictions. We are routinely under audit by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities that could have an adverse effect on our results of operations and financial condition.

In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, changes in our legal structure or changes in tax laws or their interpretation. Such changes could have a material adverse impact on our financial results.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.
Ensuring that we have internal financial and accounting controls and procedures adequate to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We have in the past discovered, and may in the future discover, areas of our internal financial and accounting controls and procedures that need improvement. The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues. While neither we nor our independent registered public accounting firm have identified deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, there can be no assurance that material weaknesses will not subsequently be identified.

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

As of December 31, 2012, we had secured quota share reinsurance for 50% of the risk underwritten through our NPE insurance product offering. The availability and cost of reinsurance are subject to prevailing market conditions that are beyond our control. No assurances can be made that reinsurance will remain continuously available to us in amounts that we consider sufficient and at rates that we consider acceptable, which would cause us to increase the amount of risk we retain, reduce the amount of business we underwrite or look for alternatives to reinsurance. This, in turn, could have a material adverse effect on our financial condition or results of operations.

Our operations are subject to risks of natural disasters, acts of war, terrorism or widespread illness at our domestic and international locations, any one of which could result in a business stoppage and negatively affect our operating results.
Our business operations depend on our ability to maintain and protect our facility, computer systems and personnel, which are primarily located in the San Francisco Bay Area. The San Francisco Bay Area is in close proximity to known earthquake fault zones. Our facility and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods and similar events. Should earthquakes or other catastrophes such as fires, floods, power outages, communication failures or similar events disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, which stoppage could have a negative effect on our operating results. Acts of terrorism, widespread illness and war could also have a negative effect at our international and domestic facilities and operating results.

Risks Related to Ownership of Our Common Stock
The trading price of our common stock has been volatile and is likely to be volatile in the future, and you might not be able to sell your shares at or above the price at which you purchased them.
Since our initial public offering in May 2011, our stock price has traded as high as $31.41 per share and as low as $8.55 per share. Further, our common stock has a limited trading history and an active trading market for our common stock may not be sustained in the future. The market price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of thisAnnual Report on Form 10-K and others such as:

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

Our three largest stockholders and our directors and executive officers, in the aggregate, own approximately 44% of our outstanding common stock and will be able to exercise substantial control over all matters requiring stockholder approval. This concentration of ownership limits your ability to influence corporate matters.
As of December 31, 2012, affiliates of Index Ventures, affiliates of Charles River Ventures and KPCB Holdings, Inc. each beneficially owned approximately 10%, 12% and 12%, respectively, of our outstanding common stock, and our directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately an additional 10% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. In addition, each of Index Ventures, Charles River Ventures and KPCB Holdings, Inc. currently has a representative on our Board of Directors.

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

As of December 31, 2012, some of our existing stockholders have demand and piggyback rights to require us to register with the SEC approximately 22,000,000 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

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
In the past, following periods of volatility in the overall market and the market price of particular companies’ securities, securities class action litigation has been instituted against these companies. Our stock has been volatile and may continue to be volatile. If instituted against us, securities litigation could result in substantial costs and a diversion of our management’s attention and resources, which could adversely affect our operating results, financial condition and stock price.

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

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
We currently lease approximately 67,000 square feet of office space in two locations in San Francisco, California pursuant to leases that expire on various dates through October 2019. We also maintain sales offices in Japan and Finland. We believe that our current facilities are suitable and adequate to meet our current needs and we intend to add new facilities or expand existing facilities as we add employees. We believe that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.	Legal Proceedings
From time to time, we may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or contingencies was recorded as of December 31, 2012.

In February 2013, Volkswagen Group of America, Inc. (“Volkswagen”) filed a third party complaint (the "Complaint") against us as part of an existing patent infringement lawsuit in the U.S. District Court for the Eastern District of Texas that was originally filed by Norman IP Holdings, LLC (“Norman”) and in which Volkswagen is a defendant. The Complaint relates to a patent license and acquisition transaction that we entered with Norman and Saxon in January 2010. The claims allege that we, together with Norman and Saxon Innovations, LLC (“Saxon”), violated federal antitrust law and Texas antitrust law. Volkswagen seeks declaratory relief, unspecified monetary damages, and injunctive relief. Because the case against us is at a very early stage, we are not currently able to determine whether there is a reasonable possibility that a loss has been incurred nor can we estimate the range of the potential loss that may result from this litigation.

In March 2012, Cascades Computer Innovations LLC filed a lawsuit in U.S. District Court for the Northern District of California (the “Court”) against us and five of our clients (collectively the “Defendants”). The lawsuit alleges that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The lawsuit claims that after we terminated our negotiations with the plaintiff to license certain patents held by the plaintiff, the Defendants violated the law by jointly refusing to negotiate or accept licenses under the plaintiff’s patents. The plaintiff seeks unspecified monetary damages and injunctive relief. In January 2013, the Court dismissed the complaint against the Defendants and granted the plaintiff leave to amend its complaint. In February 2013, the plaintiff filed an amended lawsuit alleging that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. We are not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can we estimate the potential loss or range of the potential loss that may result from this litigation.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock
Our common stock is currently traded on The NASDAQ Global Select Market under the symbol “RPXC” and has been traded on NASDAQ since our initial public offering on May 4, 2011. The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported on The NASDAQ Global Select Market.

	High	Low
For the year ended December 31, 2011:
Second Quarter (from May 4, 2011)	$31.41	$23.00
Third Quarter	$29.75	$19.66
Fourth Quarter	$20.29	$11.97
For the year ended December 31, 2012:
First Quarter	$20.22	$13.50
Second Quarter	$17.49	$13.03
Third Quarter	$14.78	$9.67
Fourth Quarter	$11.01	$8.72
Holders
At February 28, 2013, there were 51 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

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
The following graph shows the value of an investment of $100 on May 4, 2011 (the date our common stock commenced trading on The NASDAQ Global Select Market) in our common stock, the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index. Data for the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index assume reinvestment of dividends. The comparisons shown in the graph are based upon historical data and we caution that the stock price performance shown in the graph is not indicative of, nor intended to forecast, the potential future performance of our stock.

COMPARISON OF 20 MONTH CUMULATIVE TOTAL RETURN*

Among RPX Corporation, the NASDAQ Composite Index,
and the NASDAQ 100 Technology Sector Index

$140
$120
$100
$80
$60
$40
$20
$0
5/4/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
RPX Corporation
NASDAQ Composite
NASDAQ 100 Technology Sector

*$100 invested on 5/4/11 in stock or 4/30/11 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Sales of Unregistered Securities
None

Repurchases of Equity Securities by the Issuer
None

Item 6.	Selected Consolidated Financial Data
The selected consolidated financial data for the years ended December 31, 2012, 2011 and 2010, as well as the consolidated balance sheet data as of December 31, 2012 and 2011, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for year ended December 31, 2009 and the period from Inception (July 15, 2008) to December 31, 2008 as well as the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of results of future operations, and should be read in conjunction with

Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Part II, Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,				Period from Inception (July 15, 2008) to December 31, 2008
	2012	2011	2010	2009
	(in thousands, except per share data)
Revenue	$197,688	$154,044	$94,874	$32,822	$792
Cost of revenue	82,323	67,371	43,602	17,710	2,551
Selling, general and administrative expenses	53,590	40,593	23,917	10,250	2,595
(Gain) loss on sale of patent assets, net	(177)	—	536	—	—
Operating income (loss)	61,952	46,080	26,819	4,862	(4,354)
Other income (expense), net	117	(723)	(2,764)	(4,441)	(796)
Income (loss) before provision for (benefit from) income taxes	62,069	45,357	24,055	421	(5,150)
Provision for (benefit from) income taxes	23,112	16,225	10,184	(1,513)	—
Net income (loss)	$38,957	$29,132	$13,871	$1,934	$(5,150)

Net income (loss) per common share:
Basic	$0.77	$0.61	$0.24	$—	$(8.94)
Diluted	$0.74	$0.57	$0.23	$—	$(8.94)
Weighted-average shares used in computing net income (loss) per common share:
Basic	49,766	32,032	5,747	2,148	576
Diluted	51,802	35,920	7,164	2,169	576

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cash, cash equivalents, and short-term investments	$199,730	$233,725	$46,656	$28,928	$14,316
Patent assets, net	199,314	163,352	126,508	82,759	55,792
Total assets	493,967	437,994	197,022	123,924	72,106
Deferred revenue, including current portion	104,371	108,275	82,440	24,691	16,895
Notes payable and other deferred payment obligations, including current portion	500	5,056	23,583	38,750	33,008
Total liabilities	133,708	138,910	123,522	66,161	50,337
Redeemable convertible preferred stock	—	—	62,793	59,012	25,193
Total stockholders’ equity (deficit)	360,259	299,084	10,707	(1,249)	(3,424)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions which, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the “Exchange Act”. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. Forward-looking statements include statements regarding our business strategies and business model, products, benefits to our clients, future financial results and expenses, and patent acquisition spending. These statements are based on the beliefs and assumptions of our management based on information currently available. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

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

The core of our solution is defensive patent aggregation, in which we acquire patent assets that are being or may be asserted against our current or prospective clients. We then provide our clients with licenses to our patent assets to protect them from potential patent infringement assertions. We also provide our clients access to our proprietary patent market intelligence and data.

Our business model aligns our interests with those of our clients. We have not asserted and will not assert our patents, which enables us to develop strong and trusted relationships with our clients. Our clients include companies that design, make or sell technology-based products and services as well as companies that use technology in their businesses.

For the year ended December 31, 2012, revenue grew to $197.7 million from $154.0 million for the year ended December 31, 2011. During 2012, 2011 and 2010, our client count increased by 28, 40, and 49 clients, respectively, bringing our total client network to 140 as of December 31, 2012. At December 31, 2012, we had deferred revenue of $104.4 million.

We believe that our acquisitions of patent assets are a key driver of the value that we create for our clients. We measure patent asset acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated and structured acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital. For the year ended December 31, 2012, our gross and net acquisition spend totaled $251.8 million and $116.4 million, respectively, for which we completed 30 acquisitions of patent assets. From our inception through December 31, 2012, we have completed 120 acquisitions of patent assets with gross and net acquisition spend of $623.5 million and $406.3 million, respectively.

Insuring against the costs of NPE litigation is a natural extension of our core defensive patent acquisition service. In 2012, we started to offer NPE patent infringement liability insurance, which is a liability insurance policy for US-based operating companies that covers certain costs associated with patent infringement lawsuits by NPEs. The insurance product complements our core defensive patent acquisition service, enabling policyholders, who must be members of our client network, to better manage and mitigate the risk of NPE patent litigation. For the year ended December 31, 2012, the effect of the insurance policies that have been issued was not material to our results of operations or financial condition.

Key Components of Results of Operations
Revenue
Historically, the vast majority of our revenue has consisted of fees paid by our clients under subscription agreements. We expect that subscription fee revenue will increase with the growth of our client network. Subscription revenue will be positively or negatively impacted by the financial performance of our clients since their subscription fees are typically reset yearly based upon their most recently reported annual financial results. In 2012 we launched our insurance product and we started to recognize revenue from insurance premiums. Although we expect this revenue to increase as we sell more policies in the future, for the year ended December 31, 2012, revenue from insurance premiums was not material to the Company’s results of operations. From time to time, we also recognize revenue from the sale of licenses and advisory fee income in connection with structured acquisitions. In the future, we may receive other revenue and fee income from newly introduced products and services. While we expect to continue to experience revenue growth, we do not believe that our rate of growth since inception is representative of anticipated future revenue growth.

Cost of Revenue
Cost of revenue primarily consists of amortization expenses related to acquired patent assets. Acquired patent assets are capitalized and amortized ratably over their estimated useful lives. Also included in the cost of revenue are expenses incurred to maintain our patents and prosecute our patent applications and amortization expense for acquired intangible assets and internally developed software. With the launch of our insurance offering in 2012, cost of revenue also includes premiums ceded to reinsurers and loss reserves. For the year ending December 31, 2012, such amounts were not material. We expect our cost of revenue to increase in the future as we add additional patent assets to our existing portfolio to support our existing and future clients and as our insurance business grows.

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

Revenue Recognition
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

Our clients generally receive a term license to, and a release from, all prior damages associated with patent assets in our portfolio. The term license to each patent asset converts to a perpetual license at the end of a contractually specified vesting period provided that the client is a member at such time. We do not view the conversion from a term license to perpetual license to be a separate deliverable in our arrangements with our clients because the utility of, access to and freedom to practice the inventions covered by the patent asset are no different between a term and perpetual license. We do not view providing longer term access to the patent asset as a new deliverable separate from the term license.

In some instances, we accept a payment from a client to finance part or all of the acquisition of patent assets. We refer to such transactions as structured acquisitions. We refer to a structured acquisition where we accept payment from several clients as a syndicated acquisition. The accounting for structured acquisitions is complex and requires significant judgment on the part of our management. In structured acquisitions that result in the purchase of a patent license by a client, we may recognize revenue on a gross basis related to such purchase. In circumstances where we substantively act as an agent to acquire patent assets from a seller on behalf of clients who are paying for such assets separately from their subscription agreements, we may treat the client payments on a net basis. When treated on a net basis, there is no revenue recognized and the basis of the acquired patent assets excludes the amounts paid by the contributing clients based on our determination that we are not the principal in these transactions. In these situations, where we substantively act as an agent, the contributing clients are typically defendants in an active or threatened patent infringement litigation filed by the owner of a patent. Our involvement is to assist our clients to secure a dismissal from litigation and a license to the underlying patents.

Key indicators evaluated to reach the determination that we are not the principal in the transaction include, among others:

•
the seller is generally viewed as the primary obligor in the arrangement, given that it owns and controls the underlying patent(s) and thus has the absolute authority to grant and deliver any release from past damages and dismissal from litigation, as well the general terms of the license granted;

•	we have no inventory risk as the clients generally enter into their contractual obligations with us prior to or contemporaneous with our entry into a contractual obligation with the seller;

•	we generally have limited pricing latitude as client contributions are based on the sales price set by the seller;

•
we are not involved in the determination of the product or service specification and have no ability to change the product or perform any part of the service in connection with these transactions, as the seller owns the underlying patent(s); and

•
we have limited or no credit risk or substantially mitigated credit risk, as each respective client has a contractually binding obligation to make a contribution, such clients are generally of high credit quality and in many instances we collect the client contribution prior to making a payment to the seller.

In certain structured transactions, we may recognize revenue upon the sale of licenses to specific patent assets and/or upon completion of the rendering of advisory services.

Amortization of Patent Assets
We capitalize the fair value of acquired patent assets as intangible assets. Because each client generally receives a license to the vast majority of our patent assets, we are unable to reliably determine the pattern over which our patent assets are consumed. As a result, we amortize each patent asset on a straight-line basis. The amortization period is equal to the asset’s estimated economic useful life. We estimate the economic useful life based upon the period of time over which we expect these assets to contribute directly or indirectly to our future cash flows, generally from 24 months to 60 months. We take into account various factors in making estimates regarding the useful life of our patent assets, including the remaining statutory life of the underlying patent, the applicability of the assets to future clients, the vesting period for current clients to obtain perpetual licenses to such patent assets, any contractual commitments by clients that are related to such patent assets, our estimate of the period of time during which we may sign subscription agreements with prospective clients that may find relevance in the patent assets, the vesting period for which such prospective clients earn the right to a perpetual license in the asset and the remaining contractual term of our existing clients at the time of acquisition. The assessment of many of these factors requires significant management judgment, and changes to these judgments could affect the amortization period of our patent assets and our results of operations. In certain instances, where we acquire patent assets and secure related committed cash flows from clients that extend beyond the statutory life of the underlying patents, the useful life for the additional patent rights may extend beyond the statutory life of the patents. We periodically evaluate our estimates to assess any adjustments that may be required to the remaining useful life of our patent assets.

Accounting for Stock-Based Awards
We account for stock-based compensation under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that compensation expense for all equity-settled awards made to employees and directors be measured and recognized based on estimated grant date fair values. Our equity awards include stock options and restricted stock units (“RSUs”). Stock-based compensation expense for RSUs granted to employees and directors is measured based on the fair market value of our common stock on the date of grant.

The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option pricing model. This model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. For all stock options granted to date, we calculated the expected term using the SEC simplified method. We have limited information on our own past volatility and we have a limited operating history. Therefore, we have estimated the volatility data based on a study of publicly traded industry peer companies. For purposes of identifying these peer companies, we considered the industry, stage of development, size, and financial leverage of potential comparable companies. The estimated forfeiture rate is derived primarily from our historical data, and the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of our stock options. We recognize the fair value of our equity awards on a straight-line basis over the requisite service period during which the award vests, which is generally four years.

The weighted-average assumptions used to estimate the fair value of stock options granted for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	1.11%	1.44%	2.00%
Expected volatility	61%	59%	59%
Expected dividend yield	—	—	—
Expected term - (in years)	6.0	6.4	6.2

Accounting for Income Taxes
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

Our effective tax rate could be adversely affected by changes in federal, state or foreign tax laws, certain non-deductible expenses arising from stock-based awards and changes in accounting principles. During 2012, the Internal Revenue Service completed its examination of our federal income tax returns for the 2009 and 2008 tax years. In addition, during 2012, the State of California Franchise Tax Board also completed its examination of our California income tax returns for the 2009 and 2008 tax years. The examination did not have a material impact on our consolidated financial statements. The 2008 through 2012 tax periods remain open to examination by the federal and most state tax authorities. For our foreign jurisdictions, the 2009 through 2012 tax years remain open to examination by their respective tax authorities.

Accounting for Business Combinations
We apply the provisions of ASC 805, Business Combinations (“ASC 805”), in the accounting for our business acquisitions. ASC 805 requires companies to separately recognize goodwill from the assets acquired and liabilities assumed, which are at their acquisition date fair values. Goodwill as of the acquisition date represents the excess of the purchase price over the fair values of the assets acquired and the liabilities assumed.

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

	Year Ended December 31,
	2012	2011	2010
Revenue	$197,688	$154,044	$94,874
Cost of revenue	82,323	67,371	43,602
Selling, general and administrative expenses	53,590	40,593	23,917
(Gain) loss on sale of patent assets, net	(177)	—	536
Operating income	61,952	46,080	26,819
Other income (expense), net	117	(723)	(2,764)
Income before provision for income taxes	62,069	45,357	24,055
Provision for income taxes	23,112	16,225	10,184
Net income	$38,957	$29,132	$13,871

The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of revenue.

	Year Ended December 31,
	2012	2011	2010
Revenue	100%	100%	100%
Cost of revenue	42	44	46
Selling, general and administrative expenses	27	26	25
(Gain) loss on sale of patent assets, net	—	—	1
Operating income	31	30	28
Other income (expense), net	—	—	(3)
Income before provision for income taxes	31	30	25
Provision for income taxes	12	11	11
Net income	19%	19%	14%
Years Ended December 31, 2012 and 2011
Revenue
Our revenue for the year ended December 31, 2012 was $197.7 million compared to $154.0 million during the same period a year ago, an increase of $43.6 million, or 28%. Subscription revenue, which includes membership subscription services and premiums earned from insurance policies, for the year ended December 31, 2012 was $185.6 million compared to $150.7 million for the year ended December 31, 2011. The increase in subscription revenue was attributable to an increase in membership fees, which was composed of $9.6 million from new clients who joined our network during the year ended December 31, 2012, $9.4 million from clients who joined our network during the year ended December 31, 2011 and $15.9 million from clients who joined our network prior to December 31, 2010. As of December 31, 2012 we had a total client network of 140 companies as compared to 112 as of December 31, 2011. Revenue for the year ended December 31, 2012 also included $10.0 million and $2.0 million from the sale of perpetual licenses and advisory fees, respectively, as compared to $3.3 million and nil in the same period in 2011.

Cost of Revenue
Our cost of revenue for the year ended December 31, 2012 was $82.3 million compared to $67.4 million during the same period a year ago, an increase of $15.0 million, or 22%. The prior period amount includes a $4.0 million charge related to a payment made in lieu of a contingent obligation. Excluding this amount, cost of revenue for the year ended December 31, 2012 increased by $19.0 million, or 30%. The increase was primarily attributable to an $18.1 million increase in patent amortization expense as result of an increase in our patent assets.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the year ended December 31, 2012 were $53.6 million compared to $40.6 million during the same period a year ago, an increase of $13.0 million or 32%. The increase was primarily due to a $7.0 million increase in personnel-related costs, including stock-based compensation, attributable to increasing our headcount to 125 employees as of December 31, 2012, compared to 110 employees at December 31, 2011, a $2.3 million increase in our facility-related costs and depreciation due to leasing of additional office space and increased infrastructure costs associated with the growth of our business; a $1.2 million increase in our professional fees due to the growth of our business and incremental costs associated with being a public company and a $1.8 million increase in legal expenses primarily due to the $2.1 million cost recovery that was recognized for the year ended December 31, 2011 as a result of an incomplete syndicated acquisition that had been expensed in 2010. We expect that in the foreseeable future, selling, general and administrative expenses will increase as we seek to serve more clients, develop new products and services, and support our operations and compliance requirements as a public company.

Other Income (Expense), Net
Other income (expense), net for the year ended December 31, 2012 was $0.1 million compared to other income (expense), net of ($0.7 million) during the same period a year ago, a change of $0.8 million. The change was primarily due to the pay off of our outstanding deferred payment obligations. As of December 31, 2012 and 2011, our outstanding deferred payment obligations were $0.5 million and $5.1 million, respectively.

Provision for Income Taxes
Our tax provision for the year ended December 31, 2012 was $23.1 million, compared to $16.2 million for the year ended December 31, 2011. Our effective tax rate for year ended December 31, 2012 was 37% compared to 36% for the year ended December 31, 2011. The increase in our effective tax rate was primarily attributable to a shift in earnings in state jurisdictions, which resulted in an increase in our state income tax expense.

Years Ended December 31, 2011 and 2010
Revenue
Our revenue for the year ended December 31, 2011 was $154.0 million compared to $94.9 million during the year ended December 31, 2010, an increase of $59.2 million, or 62%. Subscription revenue for the year ended December 31, 2011 was $150.7 million compared to $94.1 million for the year ended December 31, 2010. The increase in subscription revenue was attributable to an increase in membership fees, which was composed of $25.8 million from new clients who joined our network during the year ended December 31, 2011, $5.5 million from clients who joined our network during the year ended December 31, 2010 and $24.3 million from clients who joined our network prior to December 31, 2009. As of December 31, 2011 we had a total client network of 112 companies as compared to 72 as of December 31, 2010. Revenue also included $3.3 million from the sale of a perpetual license during 2011 as compared to other non-subscription revenue of $0.8 million in 2010.

Cost of Revenue
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

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the year ended December 31, 2011 were $40.6 million compared to $23.9 million for the year ended December 31, 2010, an increase of $16.7 million, or 70%. The increase was primarily due to a $13.4 million increase in personnel related costs, including stock-based compensation expense, as our headcount increased to 110 at December 31, 2011, compared to 66 at December 31, 2010. Our facility-related costs, depreciation and other corporate expenses for the year ended December 31, 2011 increased by $1.9 million compared to the year ended December 31, 2010 due to leasing of additional office space and increased infrastructure costs associated with the growth of our business. Our professional fees increased by $1.7 million for the year ended December 31, 2011 due to growth of our business and incremental costs associated with being a public company.

Corporate expenses related to other taxes, insurance and sales and marketing costs increased $1.5 million in the year ended December 31, 2011 compared to the year ended December 31, 2010. Travel and entertainment expenses also increased by $0.4 million in the year ended December 31, 2011 when compared to the year ended December 31, 2010. These increases were partially offset by a reduction of legal related expenses of $2.3 million which was primarily attributable to the $2.1 million cost recovery of professional fees associated with an incomplete syndicated acquisition that had been expensed in 2010.

Other Income (Expense), Net
Other income (expense), net for the year ended December 31, 2011 was ($0.7 million) compared to other income (expense), net of ($2.8 million) during the same period a year ago, a decrease of $2.0 million. The decrease was primarily due to a reduction in outstanding deferred payment obligations. As of December 31, 2011 and 2010, our outstanding deferred payment obligations were $5.1 million and $23.6 million, respectively.

Provision for Income Taxes
Our tax provision at December 31, 2011 was $16.2 million, compared to $10.2 million for the year ended December 31, 2010. Our effective tax rate for the year ended December 31, 2011 was 36%, including the impact of discrete benefit items, compared to 42% for the year ended December 31, 2010. The decrease in our effective tax rate in 2011 was primarily attributable to the use of a single sales factor for California state income tax apportionment for the 2011 tax year, the first year for which such an election was available.

Liquidity and Capital Resources
We have financed substantially all of our operations and patent asset acquisitions through the sale of equity securities, subscription fees collected from our clients and patent-seller financing. As of December 31, 2012, we had $73.6 million of cash and cash equivalents and $126.1 million in short-term investments. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future capital needs will depend on many factors, including, among other things, our acquisition of patent assets, addition and renewal of client membership agreements and development of new products and services. We anticipate an increased level of patent acquisition spending as our business grows. Additionally, we may enter into potential investments in, or acquisitions of, complementary businesses which could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$91,377	$120,348	$120,134
Net cash used in investing activities	(131,630)	(230,629)	(72,361)
Net cash provided by (used in) financing activities	7,142	170,374	(30,045)
Increase (decrease) in cash and cash equivalents	$(33,111)	$60,093	$17,728

Cash Flows from Operating Activities
Cash provided by operating activities for the year ended December 31, 2012 was $91.4 million, consisting of adjustments for non-cash items totaling $91.4 million, net income of $39.0 million, and changes in working capital and non-current assets and liabilities of $39.0 million. Non-cash adjustments to net income primarily consisted of $83.1 million of depreciation and amortization, $10.3 million of stock-based compensation, a reduction of $8.6 million due to excess tax benefit from stock-based compensation, $5.1 million of amortization of premium on investments and a $1.5 million net increase in our deferred tax assets. The change in working capital resulted primarily from a $33.8 million increase in other receivables representing client contributions outstanding as a result of the completion of a syndicated patent acquisition and licensing transaction, a $9.0 million increase in accounts receivable and a $4.0 million decrease in deferred revenue, partially offset by a $8.7 million decrease in prepaid expenses and other assets. The decrease in deferred revenue was due to $185.9 million of revenue and other adjustments recognized during the period and was partially offset by revenue billings to new and existing clients of $182.0 million. The amount of deferred revenue in any given period varies with the addition of new clients, the mix of payment terms that we offer and the timing of invoicing existing clients.

Cash provided by operating activities for the year ended December 31, 2011 was $120.3 million, consisting of net income of $29.1 million, adjustments for non-cash items of $75.6 million and changes in working capital and non-current assets and liabilities totaling $15.6 million. The change in working capital resulted primarily from an increase in accounts receivable of $3.5 million, an increase in deferred revenue of $25.7 million and an increase in accrued liabilities of $5.2 million. The increase in deferred revenue for the year ended December 31, 2011 was primarily attributable to $179.9 million billed to new and existing clients, offset by $154.0 million of revenue and other adjustments recognized during the period.

Cash Flows from Investing Activities
Cash used in investing activities for the year ended December 31, 2012 was $131.6 million, of which $87.4 million was used to acquire patent assets, $45.8 million paid for the business acquisition of Altitude Capital and $1.7 million was used to purchase property and equipment. This increase was partially offset by $2.4 million in proceeds from net maturities of short-term marketable securities. We expect our cash used in investing activities to increase in the future as we acquire additional patents.

Cash used in investing activities for the year ended December 31, 2011 was $230.6 million, of which $101.2 million represented our acquisitions of patent assets and $124.2 million represented our net purchases of short-term marketable securities. To further enhance our capability for market intelligence and data analysis, we acquired substantially all of the assets of two companies in separate transactions for cash consideration totaling $3.3 million.

Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2012 was $7.1 million, the result of excess tax benefit from stock-based compensation of $8.6 million, proceeds from exercise of stock options of $3.2 million, and proceeds from other obligations of $0.5 million, which were partially offset by $5.2 million of principal payments on our deferred payment obligations.

Net cash provided by financing activities during the year ended December 31, 2011 was $170.4 million, the result of proceeds from our initial public offering and follow-on offering, net of issuance costs, of approximately $184.3 million, offset by the repayment of $19.3 million of deferred payment obligations.

Contractual Obligations and Commitments
The following summarizes our non-cancelable minimum payments under contractual obligations and commitments as of December 31, 2012 (in thousands):

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Lease commitments	$2,733	$8,076	$8,344	$7,886	$27,039

We lease office facilities under non-cancelable operating leases that expire at various dates through 2019. Our facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance.

In March 2012, we entered into an amended lease agreement related to our San Francisco, California office space. The amendment, which takes effect on May 1, 2013, will increase the rentable space to approximately 67,000 total square feet and will extend the term through October 2019. The monthly base rent payments pursuant to this lease will initially be approximately $0.3 million per month, increasing to approximately $0.4 million per month. Total future non-cancelable minimum lease payments from May 2013 through October 2019 will be $26.1 million, which is included in the table above.

Other noncurrent liabilities in our consolidated balance sheets consist primarily of deferred tax liabilities. As of December 31, 2012, we had net noncurrent deferred tax liabilities of $18.1 million. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table.

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

Off Balance Sheet Arrangements
At December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

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

Foreign Currency Exchange Risk
Our subscription agreements are denominated in U.S. Dollars, and therefore, our revenue is not currently subject to significant foreign currency risk. Our expenses are incurred primarily in the United States, with a small portion of expenses incurred and denominated in the currencies where our other international offices are located. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Japanese Yen and the European Euro relative to the U.S. Dollar. To date, we have not entered into any foreign currency hedging contracts.

Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $199.7 million as of December 31, 2012. Our cash balances deposited in U.S. banks are non-interest bearing and insured up to the FDIC limits. Cash equivalents consist of institutional money market funds, U.S. Government and agency securities, municipal bonds and commercial paper denominated primarily in U.S. Dollars. Interest rate fluctuations affect the returns on our invested funds.

As of December 31, 2012, our short-term investments of $126.1 million were primarily invested in U.S. Government and Agency securities, commercial paper and corporate and municipal bonds maturing between 90 days and 12 months. As of December 31, 2012, our investments were classified as available-for-sale and, consequently, were recorded at fair value in the consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in the fair value of an asset below its carrying value is other-than-temporary. As of December 31, 2012, we had not recorded an impairment related to our investments in the consolidated statement of operations.

If overall interest rates had changed by 10% during the year ended December 31, 2012, the fair value of our investments would not have been materially affected.

Effect of Inflation
We believe that inflation has not had a material impact on our consolidated results of operations for the year ended December 31, 2012. There can be no assurance that future inflation will not have an adverse impact on our consolidated results of operations or financial condition.

Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments that approximate their fair values due to their short period of time to maturity. We do not use derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	34

Consolidated Balance Sheets as of December 31, 2012 and 2011	35

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010	36

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010	37

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2012, 2011 and 2010	38

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	39

Notes to Consolidated Financial Statements	41

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
RPX Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of RPX Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 8, 2013

RPX Corporation
Consolidated Balance Sheets
(in thousands, except par value data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$73,638	$106,749
Short-term investments	126,092	126,976
Restricted cash	—	500
Accounts receivable	25,144	16,160
Other receivables	33,775	—
Prepaid expenses and other current assets	5,237	12,124
Deferred tax assets	7,658	5,192
Total current assets	271,544	267,701
Patent assets, net	199,314	163,352
Property and equipment, net	3,144	2,317
Intangible assets, net	3,226	1,837
Goodwill	16,460	1,675
Restricted cash, less current portion	—	147
Deferred tax assets, less current portion	—	300
Other assets	279	665
Total assets	$493,967	$437,994

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$568	$821
Accrued liabilities	7,206	7,762
Deferred revenue	101,249	96,513
Deferred payment obligations	500	5,056
Other current liabilities	1,813	2,182
Total current liabilities	111,336	112,334
Deferred revenue, less current portion	3,122	11,762
Deferred tax liabilities	18,108	14,695
Other liabilities	1,142	119
Total liabilities	133,708	138,910
Commitments and contingencies (Note 14)
Common stock, $0.0001 par value — 200,000 shares authorized; 51,084 and 49,145 issued and outstanding as of December 31, 2012 and 2011, respectively	5	5
Additional paid-in capital	281,530	259,315
Retained earnings	78,744	39,787
Accumulated other comprehensive loss	(20)	(23)
Total stockholders’ equity	360,259	299,084
Total liabilities and stockholders’ equity	$493,967	$437,994

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue	$197,688	$154,044	$94,874
Cost of revenue	82,323	67,371	43,602
Selling, general and administrative expenses	53,590	40,593	23,917
(Gain) loss on sale of patent assets, net	(177)	—	536
Operating income	61,952	46,080	26,819
Other income (expense), net	117	(723)	(2,764)
Income before provision for income taxes	62,069	45,357	24,055
Provision for income taxes	23,112	16,225	10,184
Net income	$38,957	$29,132	$13,871

Net income available to common stockholders:
Basic	$38,455	$19,697	$1,392
Diluted	$38,474	$20,310	$1,671
Net income per common share:
Basic	$0.77	$0.61	$0.24
Diluted	$0.74	$0.57	$0.23
Weighted-average shares used in computing net income per common share:
Basic	49,766	32,032	5,747
Diluted	51,802	35,920	7,164

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$38,957	$29,132	$13,871
Other comprehensive income, net of tax:
Unrealized losses on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	15	(23)	—
Less: reclassification adjustment for gains included in net income	(12)	—	—
Net unrealized gains on available-for-sale securities, net of tax	3	(23)	—
Comprehensive income	$38,960	$29,109	$13,871

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	25,741	$59,012	11,209	$1	$1,966	$(3,216)	$—	$(1,249)
Net income	—	—	—	—	—	13,871	—	13,871
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $20	489	3,781	—	—	—	—	—	—
Issuance of common stock in exchange for assets	—	—	174	—	52	—	—	52
Issuance of restricted stock upon early exercise of options	—	—	50	—	—	—	—	—
Vesting of stock options early exercised	—	—	—	—	25	—	—	25
Stock-based compensation	—	—	—	—	1,246	—	—	1,246
Repurchase of common stock	—	—	(489)	—	(3,238)	—	—	(3,238)
Balance at December 31, 2010	26,230	62,793	10,944	1	51	10,655	—	10,707
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	29,132	—	29,132
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(23)	(23)
Total comprehensive income								29,109
Issuance of common stock in May 2011 initial public offering at $19.00 per share, net of issuance costs of $2,915	—	—	9,065	1	157,256	—	—	157,257
Issuance of common stock in September 2011 follow-on offering at $20.49 per share, net of issuance costs of $540	—	—	1,400	—	26,855	—	—	26,855
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other common stock issuances	—	—	1,269	—	2,835	—	—	2,835
Issuance of restricted stock upon early exercise of options	—	—	237	—	—	—	—	—
Conversion of preferred stock into shares of common stock	(26,230)	(62,793)	26,230	3	62,790	—	—	62,793
Vesting of stock options early exercised	—	—	—	—	102	—	—	102
Stock-based compensation	—	—	—	—	7,106	—	—	7,106
Tax benefit of equity award deductions	—	—	—	—	2,302	—	—	2,302
Other	—	—	—	—	18	—	—	18
Balance at December 31, 2011	—	—	49,145	5	259,315	39,787	(23)	299,084
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	38,957	—	38,957
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	3	3
Total comprehensive income								38,960
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other common stock issuances	—	—	1,869	—	3,154	—	—	3,154
Issuance of restricted stock upon early exercise of options	—	—	70	—	—	—	—	—
Vesting of options early exercised	—	—	—	—	105	—	—	105
Stock-based compensation	—	—	—	—	10,644	—	—	10,644
Tax benefit of equity award deductions	—	—	—	—	8,317	—	—	8,317
Other	—	—	—	—	(5)	—	—	(5)
Balance at December 31, 2012	—	$—	51,084	$5	$281,530	$78,744	$(20)	$360,259

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$38,957	$29,132	$13,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,137	63,446	43,332
Stock-based compensation	10,334	6,996	1,246
Excess tax benefit from stock-based compensation	(8,574)	(2,302)	—
Imputed interest on deferred payment obligations	94	727	1,649
(Gain) loss on sale of patent assets	(177)	—	536
Amortization of premium on investments	5,131	1,086	—
Deferred taxes	1,477	5,624	7,057
Other	12	8	13
Changes in assets and liabilities:
Accounts receivable	(8,984)	(3,528)	(5,521)
Other receivables	(33,775)	—	—
Prepaid expenses and other assets	8,667	(12,085)	(6,014)
Accounts payable	(253)	332	(347)
Accrued and other liabilities	(711)	5,198	6,563
Deferred revenue	(3,958)	25,714	57,749
Net cash provided by operating activities	91,377	120,348	120,134

Cash flows from investing activities
Purchases of investments classified as available-for-sale	(185,582)	(202,430)	—
Maturities and sales of investments classified as available-for-sale	188,026	78,246	—
Business acquisitions	(45,765)	(3,345)	—
Decrease (increase) in restricted cash	647	73	(220)
Purchases of intangible assets	(64)	(112)	—
Purchases of property and equipment	(1,726)	(1,971)	(544)
Acquisitions of patent assets	(87,366)	(101,170)	(72,097)
Proceeds from sale of patent assets	200	80	500
Net cash used in investing activities	(131,630)	(230,629)	(72,361)

Cash flows from financing activities
Repayments of principal on deferred payment obligations	(5,150)	(19,254)	(30,471)
Proceeds from other obligations	500	—	—
Proceeds from issuance of Series C redeemable convertible preferred stock, net of issuance costs	—	—	3,781
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	157,478	(221)
Proceeds from issuance of common stock in follow-on offering, net of issuance costs	—	26,855	—
Proceeds from exercise of stock options and other common stock issuances	3,218	2,993	104
Payments for the purchase of common stock	—	—	(3,238)
Excess tax benefit from stock-based compensation	8,574	2,302	—
Net cash provided by (used in) financing activities	7,142	170,374	(30,045)
Net increase (decrease) in cash and cash equivalents	(33,111)	60,093	17,728
Cash and cash equivalents at beginning of period	106,749	46,656	28,928
Cash and cash equivalents at end of period	$73,638	$106,749	$46,656

Supplemental disclosures of cash flow information
Cash paid for interest	$94	$1,216	$3,686
Cash paid for income taxes	4,672	9,000	6,110

Non-cash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock	$—	$62,793	$—
Patent assets purchased or financed through notes payable or other deferred payment obligations	—	—	14,542
Change in patent assets purchased and accrued but not paid	1,100	(2,000)	2,000
Change in other assets purchased and accrued but not paid	(250)	—	—
Patent assets and intangible assets received in barter transactions	54	120	—
Costs related to public offerings accrued but not paid	—	(260)	260
The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Notes to Consolidated Financial Statements

1.	Nature of Business
RPX Corporation (also referred to herein as “RPX” or the “Company”) helps companies reduce patent-related risk and expense by providing a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. The core of the Company’s solution is defensive patent aggregation, in which it acquires patents or licenses to patents that are being or may be asserted against the Company’s current or prospective clients. The Company may occasionally enter into agreements to acquire covenants not to sue in order to further mitigate its clients’ litigation risk. The acquired patents, licenses to patents and agreements for covenants not to sue are collectively referred to as “patent assets.” The Company’s clients pay an annual subscription fee and in return, receive a license from the Company to substantially all of its patent assets and access to its proprietary patent market intelligence and data. In addition to the Company’s core solution, during the year ended December 31, 2012, the Company began underwriting patent infringement liability insurance policies to insure against certain costs of litigation from non-practicing entities (“NPEs”). The effect of the insurance policies that have been issued has been insignificant to the Company’s results of operations or financial condition for the year ended December 31, 2012.
2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of RPX and its wholly owned subsidiaries. All intercompany transactions have been eliminated. Management performed an evaluation of the Company’s activities through the date of filing of this Annual Report on Form 10-K, and has concluded that there are no subsequent events requiring disclosure through that date.

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
Significant estimates and assumptions made by management include the determination of:

•	the estimated economic useful lives of patent assets;

•	the fair value of assets acquired and liabilities assumed for business combinations;

•	recognition and measurement of current and deferred income taxes; and

•	the fair value of stock awards issued.

Revenue Recognition
The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”) and related authoritative guidance. The primary source of the Company’s revenue is fees paid by its clients under subscription agreements. The Company believes that its patent risk management solution comprises a single deliverable and thus the Company recognizes each subscription fee ratably over the period for which the fee applies. Revenue is recognized net of any discounts or other contractual incentives. The Company starts recognizing revenue when all of the following criteria have been met:

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

•
Seller’s price to the buyer is fixed or determinable. Each client’s annual subscription fee is generally based on the Company’s fee schedule in effect at the time of the client’s initial agreement. A client’s subscription fee is generally determined using its fee schedule and its normalized operating income, which is defined as the greater of (i) the average of its operating income for the three most recently reported fiscal years and (ii) 5% of its revenue for the most recently reported fiscal year. The fee for the first year of the agreement is typically determined and invoiced at the time of contract execution. The fee for each subsequent year of the agreement is generally calculated and invoiced in advance prior to each anniversary date of the agreement.

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

The Company’s clients generally receive a term license to, and a release from, all prior damages associated with patent assets in the Company’s portfolio. The term license to each patent asset converts to a perpetual license at the end of a contractually specified vesting period, provided that the client is a member at such time. The Company does not view the conversion from term license to perpetual license to be a separate deliverable in its arrangements with its clients because the utility of, access to and freedom to practice the inventions covered by the patent asset is no different between a term and perpetual license.

In some instances, the Company accepts a payment from a client to finance part or all of an acquisition. The Company refers to such transactions as structured acquisitions. Structured acquisitions where the Company accepts payment from several clients is referred to as a syndicated acquisition. The accounting for structured acquisitions is complex and often requires judgments on the part of management as to the appropriate accounting treatment. In accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, in instances where the Company substantively acts as an agent to acquire patent rights from a seller on behalf of clients who are paying for such rights separately from their subscription agreements, the Company may treat the client payments on a net basis. When treated on a net basis, there may be little or no revenue recognized for such contributions, and the basis of the acquired patent rights may exclude the amounts paid by the contributing client based on the Company’s determination that it is not the principal in these transactions. In these situations, where the Company substantively acts as an agent, the contributing clients are typically defendants in an active or threatened patent infringement litigation filed by the owner of a patent. The Company’s involvement is to assist its clients to secure a dismissal from litigation and a license to the underlying patents.
Key indicators evaluated to reach the determination that the Company is not the principal in the transaction include, among others:

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

•	the Company generally has limited pricing latitude as client contributions are based on the sales price set by the seller;

•
the Company is not involved in the determination of the product or service specification and has no ability to change the product or perform any part of the service in connection with these transactions, as the seller owns the underlying patent(s); and

•
the Company has limited or no credit risk, as each respective client has a contractually binding obligation, such clients are generally of high credit quality and in many instances the Company collects the client contribution prior to making a payment to the seller.

In certain structured transactions, the Company may recognize revenue upon the sale of licenses to specific patent assets and/or upon completion of the rendering of advisory services.

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

Deferred Revenue
The Company generally invoices its clients upon execution of a new agreement and prior to any payment date for existing agreements. The Company records the amount of fees billed as deferred revenue and recognizes such amounts as revenue ratably over the period for which they apply. The Company generally records deferred revenue when it has the legal right to bill amounts owed. In the rare instance where a term has commenced but the fees have not yet been invoiced, the Company records an unbilled receivable. Deferred revenue that will be recognized during the succeeding 12-month period from the respective balance sheet date is recorded as deferred revenue, current, and the remaining portion is recorded as non-current.

Accounts Receivable
Accounts receivable primarily includes amounts billed to clients under their subscription agreements. The majority of the Company’s clients are well-established operating companies with investment-grade credit. For the periods ended December 31, 2012 and 2011, the Company has not incurred any losses on its accounts receivable. Based upon its historical collections experience and specific client information, the Company has determined that no allowance for doubtful accounts was required at either December 31, 2012 or 2011.

Concentration of Risk
The Company is subject to concentrations of credit risk principally attributable to cash, cash equivalents, investments, accounts receivable and other receivables. The Company’s cash balances (both, restricted and non-restricted) deposited in U.S. banks are non-interest bearing and are insured up to the Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents primarily consist of institutional money market funds, U.S. government and agency securities, municipal bonds and commercial paper denominated primarily in U.S. dollars. Investment policies have been implemented that limit purchases of debt securities to investment-grade securities.

Credit risk with respect to accounts and other receivables is generally mitigated by short collection periods and/or subscription agreements that provide for payments in advance of the rendering of services. Three clients accounted for 22%, 18% and 13% of accounts receivable at December 31, 2012. Four clients accounted for 26%, 20%, 14% and 12% of accounts receivable at December 31, 2011. Two clients, neither of which was represented in the accounts receivable balance at December 31, 2012, accounted for 62% and 38% of other receivables at December 31, 2012. No client accounted for more than 10% of subscription fee revenue in any of the years ended December 31, 2012, 2011 or 2010.

Fair Value Measurements
The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

The carrying amounts of the Company’s financial instruments, which include cash equivalents, investments, accounts receivable, other receivables and accounts payable, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for notes payable and other deferred payment obligations with similar terms, and considering the Company’s credit risk, the carrying value of deferred payment obligations approximates fair value.

Cash and Cash Equivalents
The Company’s cash and cash equivalents principally consist of institutional money market funds, corporate bonds, municipal bonds and commercial paper denominated primarily in U.S. dollars. Cash equivalents are highly liquid, short-term investments having an original maturity of 90 days or less that are readily convertible to known amounts of cash.

Short-Term Investments
The Company holds short-term investments in U.S. government and agency securities, commercial paper corporate bonds, and municipal bonds with maturities greater than 90 days. The Company considers its investments as available to support current operations. As a result, the Company classifies its investments including those with stated maturities beyond twelve months, as current assets in the accompanying consolidated balance sheets. The Company classifies these securities as “available-for-sale” and carries them at fair value on the consolidated balance sheets. Unrealized gains or losses are recorded, net of estimated taxes, in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recognized upon sale. The specific identification method is used to determine the cost basis of fixed income securities sold.

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

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using a straight-line method over the estimated useful lives of the related assets, which is generally three to five years. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized. Leasehold improvements are amortized on a straight-line basis over the term of the lease, or the useful life of the assets, whichever is shorter.

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

During the years ended December 31, 2012 and 2011, the Company capitalized $1.9 million and $1.2 million, respectively, of internal-use software and website development costs. Amortization of internal-use software was $0.8 million, $0.1 million and nil for the years ended December 31, 2012, 2011 and 2010, respectively.

Patent Assets
The Company generally acquires patent assets from third parties using cash and contractually deferred payments. Patent assets are recorded at fair value. The fair value of the assets acquired is generally based on the fair value of the consideration exchanged. The asset value includes the cost of legal and other fees associated with the acquisition of the assets. Costs incurred to maintain and prosecute patents and patent applications are expensed as incurred.

Because each client generally receives a license to the vast majority of the Company’s patent assets, the Company is unable to reliably determine the pattern over which its patent assets are consumed. As a result, the Company amortizes each patent asset on a straight-line basis. The amortization period is equal to the asset’s estimated economic useful life. Estimating the economic useful life of patent assets requires significant management judgment. The Company considers various factors in estimating the economic useful lives of its patent assets, including the remaining statutory life of the underlying patents, the applicability of the assets to future clients, the vesting period for current clients to obtain perpetual licenses to such patent assets, any contractual commitments by clients that are related to such patent assets, its estimate of the period of time during which the Company may sign subscription agreements with prospective clients that may find relevance in the patent assets, the vesting period for which such clients earn the right to a perpetual license in the asset and the remaining contractual term of the Company’s existing clients at the time of acquisition. In certain instances, where the Company acquires patent assets and secures related client committed cash flows that extend beyond the statutory life of the underlying patents, the useful life may extend beyond the statutory life of the patents. As of December 31, 2012, the estimated economic useful life of the Company’s patent assets generally ranged from 24 to 60 months, and the weighted-average estimated economic useful life at the time of acquisition, excluding fully amortized patent assets, was 46 months. The Company periodically evaluates whether events and circumstances have occurred that may warrant a revision to the remaining estimated useful life of its patent assets.
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

Assets Held for Sale
The Company classifies assets as held for sale when certain criteria are met, including: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; whether an active program to locate buyers and other actions to sell the assets has been initiated; whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; whether the assets are being marketed at reasonable prices in relation to their fair value; and how likely it is that significant changes will be made to the plan to sell the assets. There were no assets held for sale at December 31, 2012 or 2011.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company evaluates goodwill for impairment on an annual basis during its third fiscal quarter or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

In accordance with ASC Topic 350, Intangibles - Goodwill & Other (“ASC Topic 350”), the goodwill impairment test consists of a two-step process, if necessary. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and goodwill is considered to be unimpaired. However, if based on the Company’s qualitative assessment, it concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed with performing the two-step process.

The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. As of December 31, 2012, the Company had one reporting unit. If the net book value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of the Company to its net book value. In calculating the implied fair value of the Company’s goodwill, the fair value of the Company would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the Company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. There have been no impairments of goodwill recorded in the Company’s consolidated statements of operations through December 31, 2012.

Intangible Assets, Net
Intangible assets, net primarily consists of intangible assets acquired from other companies as a result of acquisitions. Such assets are capitalized and amortized on a straight-line basis over their estimated useful lives. Intangible assets, net excludes patent related intangible assets, which are recorded within patent assets, net in the accompanying consolidated balance sheets.

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

The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Judgment is required in determining the Company’s provision for income taxes, deferred tax assets, and liabilities and any valuation allowance recorded against the net deferred tax assets. The Company had not applied a valuation allowance against its deferred tax balances for the years ended December 31, 2012 or 2011.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across its global operations. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes tax liabilities in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from its current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

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

Business Combinations
The Company applies the provisions of ASC 805, Business Combinations (“ASC 805”), in the accounting for its business acquisitions. ASC 805 requires companies to recognize goodwill separately from the assets acquired and liabilities assumed, which are valued at their acquisition date fair values. Goodwill as of the acquisition date represents the excess of the purchase price over the fair values of the assets acquired and the liabilities assumed.

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

Recently Issued Accounting Standards
In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts of Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amends Comprehensive Income (Topic 220) in the ASC. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments in ASU 2013-02 will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2013-02 is not expected to have a material impact on the Company’s financial position or results of operations.

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

Recently Adopted Accounting Standards
In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114 (“SAB 114”), Technical Amendments Pursuant to SEC Release No.

33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22, which amends various SEC paragraphs pursuant to the issuance of SAB114. This ASU became effective upon issuance, and the adoption of this ASU had no impact on the Company’s financial position or results of operations.

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

3.	Net Income Available to Common Stockholders
Basic and diluted net income per share available to common stockholders are presented in conformity with the two-class method required for participating securities. Upon the Company’s initial public offering in May 2011, all shares of the Company’s redeemable convertible preferred stock were converted to common stock. Prior to the initial public offering, holders of shares of Series A, Series A-1, Series B and Series C redeemable convertible preferred stock were each entitled to receive 8% per annum non-cumulative dividends, payable prior and in preference to any dividends on common stock. In addition, the holders of restricted common stock are entitled to receive non-forfeitable dividends if declared.

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

The following table presents the calculation of basic and diluted net income per share available to common stockholders:

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Net income available to common stockholders:
Numerator:
Basic:
Net income	$38,957	$29,132	$13,871
Allocation of net income to participating stockholders	(502)	(9,435)	(12,479)
Net income available to common stockholders – basic	$38,455	$19,697	$1,392
Diluted:
Net income available to common stockholders – basic	$38,455	$19,697	$1,392
Undistributed earnings re-allocated to common stockholders	19	613	279
Net income available to common stockholders – diluted	$38,474	$20,310	$1,671

Denominator:
Basic shares:
Weighted-average shares used in computing basic net income available to common stockholders	49,766	32,032	5,747
Diluted shares:
Weighted-average shares used in computing basic net income available to common stockholders	49,766	32,032	5,747
Dilutive effect of stock options using treasury-stock method	2,036	3,888	1,417
Weighted-average shares used in computing diluted net income available to common stockholders	51,802	35,920	7,164

Net income per share:
Basic	$0.77	$0.61	$0.24
Diluted	$0.74	$0.57	$0.23

For the years ended December 31, 2012, 2011 and 2010 the following securities were not included in the calculation of diluted shares outstanding, as the effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2012	2011	2010
Weighted-average:
Shares of redeemable convertible preferred stock	—	9,270	25,810
Shares of common stock subject to repurchase	649	3,114	5,529
Stock options outstanding	2,672	520	—
Restricted stock units outstanding	395	76	—

4.	Fair Value Measurements
The following tables present the financial assets measured at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Fair Value	Level 1	Level 2
Cash equivalents
Money market funds	$14,670	$14,670	$—
Commercial paper	19,800	—	19,800
Municipal bonds	3,992	—	3,992
U.S. government and agency securities	9,000	—	9,000
	$47,462	$14,670	$32,792

Short-term investments
Commercial paper	$13,697	$—	$13,697
Municipal bonds	105,515	—	105,515
Corporate bonds	6,880	—	6,880
	$126,092	$—	$126,092

	December 31, 2011
	Fair Value	Level 1	Level 2
Cash equivalents
Money market funds	$21,504	$21,504	$—
Commercial paper	24,405	—	24,405
Municipal bonds	8,385	—	8,385
Corporate bonds	2,045	—	2,045
	$56,339	$21,504	$34,835

Short-term investments
Commercial paper	$4,850	$—	$4,850
Municipal bonds	65,675	—	65,675
Corporate bonds	6,828	—	6,828
U.S. government and agency securities	49,623	—	49,623
	$126,976	$—	$126,976

As of December 31, 2012 and 2011, the Company did not use level 3 inputs to measure financial assets or liabilities at fair value.

5.	Short-term Investments
The following table summarizes the Company’s investments in available-for-sale securities as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$13,697	$—	$—	$13,697
Municipal bonds	105,536	1	(22)	105,515
Corporate bonds	6,880	—	—	6,880
	$126,113	$1	$(22)	$126,092

	December 31, 2011
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$21,504	$—	$—	$21,504
Commercial paper	29,255	—	—	29,255
Municipal bonds	74,075	3	(18)	74,060
Corporate bonds	8,887	—	(14)	8,873
U.S. government and agency securities	49,615	8	—	49,623
	$183,336	$11	$(32)	$183,315

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity within accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in other income (expense), net in the Company’s consolidated statements of operations.

The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of December 31, 2012 and 2011. As of December 31, 2012, no individual securities incurred continuous unrealized losses for greater than 12 months.

6.	Other Receivables
In December 2012, the Company completed a syndicated patent acquisition and licensing transaction. The Company secured licenses under the patent portfolio, as well as dismissals from pending patent litigation for nine of the Company’s clients that participated in the transaction. As of December 31, 2012 there were $33.8 million of contributions outstanding and recorded as other receivables.  The contributions were collected in full in January 2013.

7.	Patent Assets, Net
Patent assets, net consisted of the following (in thousands):

	Balance as of December 31, 2011	Additions	Patent assets acquired in business combination	Sale	Balance as of December 31, 2012
Patent assets	$287,555	$88,520	$27,850	$(50)	$403,875
Accumulated amortization	(124,203)	(80,385)	—	27	(204,561)
Patent assets, net	$163,352				$199,314

	Balance as of December 31, 2010	Additions	Balance as of December 31, 2011
Patent assets	$188,384	$99,171	$287,555
Accumulated amortization	(61,876)	(62,327)	(124,203)
Patent assets, net	$126,508		$163,352

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors, and software. The Company amortizes each acquired portfolio of patent assets on a straight-line basis over its estimated economic useful life. As of December 31, 2012, the estimated economic useful lives of the Company’s patent assets generally ranged from 24 to 60 months. As of December 31, 2012, the weighted-average estimated economic useful life at the time of acquisition, excluding fully amortized patent assets, was 46 months.

The following table summarizes the expected future annual amortization expense of patent assets as of December 31, 2012 (in thousands):

2013	$79,336
2014	54,287
2015	40,019
2016	21,706
2017	3,966
Total estimated future amortization expense	$199,314

Amortization expense was $80.4 million, $62.3 million and $42.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Structured Acquisitions
Structured acquisitions are transactions involving patent assets that may cost more than the Company is prepared to spend with its own capital resources or that are relevant only to a very small number of clients. In such transactions, the Company may work to acquire these assets with financial assistance from the particular clients against whom they are being or may be asserted. Such clients either pay amounts separate from their subscription fee or, less frequently, lend the Company funds to be used in the transaction. As discussed in the revenue recognition policy in Note 2, the Company may treat the contributions from such clients as revenue on a gross or net basis depending on the specific facts and circumstances of the transaction. In the event that such contributions are recognized on a net basis, the Company will only capitalize the acquired asset that relates to its non-contributing clients. As a result, in such situations the cost basis of the acquired patent rights excludes the amounts paid by the contributing clients.

8.	Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2012	2011
Computer, equipment and software	$960	$666
Internal-use software	3,078	1,221
Furniture and fixtures	662	611
Leasehold improvements	162	139
Work-in-progress	15	178
Total property and equipment, gross	4,877	2,815
Less: Accumulated depreciation and amortization	(1,733)	(498)
Total property and equipment, net	$3,144	$2,317

Depreciation and amortization expense was $1.3 million, $0.4 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Stock-based compensation capitalized as part of the cost of internal-use software was $0.3 million, $0.1 million, and nil for the years ended December 31, 2012, 2011 and 2010, respectively.

9.	Business Combinations
On March 30, 2012, the Company entered into a number of agreements with Digitude Innovations, LLC (“Digitude”), Preservation Technologies LLC (“Preservation”), and Robert and Susan Kramer (collectively, the “Agreements”). The Agreements were subject to closing conditions that were satisfied on April 19, 2012. Pursuant to the Agreements, the Company paid $45.8 million and acquired, among other things, (i) certain patents, patent rights and a covenant not to sue and (ii) all of the issued and outstanding membership interests in Altitude Capital Management LLC.

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

Under ASC 805-10, acquisition-related costs are not included as a component of consideration transferred but are required to be expensed as incurred. Acquisition-related costs were $0.6 million for the year ended December 31, 2012 and are included in selling, general and administrative expenses. Pro forma results of operations reflecting the acquisition have not been presented because the effect of the acquisition is not material to the Company’s results of operations.

10.	Goodwill
The changes in the carrying amounts of goodwill were as follows (in thousands):

	2012	2011
Balance as of January 1,	$1,675	$—
Goodwill from acquisitions	14,785	1,675
Balance as of December 31,	$16,460	$1,675

11.	Intangible Assets, Net
Intangible assets, net, as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31, 2012			December 31, 2011
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,890	$(637)	$1,253	$890	$(165)	$725
Proprietary data and models	1,500	(264)	1,236	—	—	—
Developed technology	728	(380)	348	665	(128)	537
Covenant not to compete	480	(222)	258	80	(22)	58
Customer relationships	250	(132)	118	250	(49)	201
Other intangible assets	1,450	(1,450)	—	1,450	(1,229)	221
Intangible assets in-progress	13	—	13	95	—	95
	$6,311	$(3,085)	$3,226	$3,430	$(1,593)	$1,837

The estimated future amortization expenses for intangible assets (excluding intangible assets in-progress) are summarized below (in thousands):

2013	$1,496
2014	906
2015	625
2016	199
Total estimated future amortization expense	$3,226

Amortization expense was $1.5 million, $0.7 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

12.	Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2012	2011
Accrued payroll-related expenses	$6,567	$7,160
Accrued expenses	639	602
Total accrued liabilities	$7,206	$7,762

Patent and other assets purchased but not paid	$1,100	$250
Other current liabilities	713	1,932
Total other current liabilities	$1,813	$2,182

13.	Deferred Payment Obligations
On July 6, 2009, the Company entered into an agreement to purchase certain patent assets for a total of $4.4 million. Under the terms of the agreement, the Company paid $1.1 million in cash at signing, with a remaining non-interest bearing contract obligation of $3.3 million due in three equal installments in July of each of 2010, 2011 and 2012. The contract obligation was recorded at fair value utilizing the imputed interest rate method. Interest was imputed using a rate of 10.2% per annum, which represented the Company’s estimated market borrowing rate as of the initial transaction date. As of December 31, 2012 and 2011, the remaining unpaid principal balance associated with the obligation was nil and $1.1 million, respectively.

On January 26, 2009, the Company entered into an agreement to acquire certain patent assets for a total of $12.0 million. Under the terms of the agreement, the Company paid $3.0 million upfront, with a remaining non-interest bearing contract obligation of $9.0 million due in three equal installments in January of each of 2010, 2011 and 2012. The contract obligation was recorded at fair value utilizing the imputed interest rate method. Interest was imputed using a rate of 13.9% per annum, which represented the Company’s estimated market borrowing rate as of the date of the transaction. As of December 31, 2012 and 2011, the remaining unpaid principal balance associated with the obligation was nil and $3.0 million, respectively.

14.	Commitments and Contingencies
Operating Lease Commitments
The Company leases its facilities under non-cancelable lease agreements. The Company’s operating lease obligations have increased from those as of December 31, 2011 as a result of the following agreement entered into during the year ended December 31, 2012.

In March 2012, the Company entered into an amended lease agreement related to its San Francisco, California office space. The amendment, which takes effect on May 1, 2013, will increase the rentable space to approximately 67,000 total square feet and extend the term through October 2019. The monthly base rent payments pursuant to this lease will initially be approximately $0.3 million per month, increasing to approximately $0.4 million per month.

Rent expense related to non-cancelable operating leases was $2.4 million, $1.7 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The aggregate future non-cancelable minimum lease payments for the Company’s operating leases as of December 31, 2012 are as follows:

2013	$2,733
2014	4,005
2015	4,072
2016	4,139
2017	4,206
Thereafter	7,886
Total future non-cancelable minimum lease payments	$27,041

Litigation
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or contingencies was recorded as of December 31, 2012 or 2011.

In February 2013, Volkswagen Group of America, Inc. (“Volkswagen”) filed a third party complaint (the "Complaint") against the Company as part of an existing patent infringement lawsuit in the U.S. District Court for the Eastern District of Texas that was originally filed by Norman IP Holdings, LLC (“Norman”) and in which Volkswagen is a defendant. The Complaint relates to a patent license and acquisition transaction that the Company entered with Norman and Saxon in January 2010. The claims allege that the Company, together with Norman and Saxon Innovations, LLC (“Saxon”), violated federal antitrust law and Texas antitrust law. Volkswagen seeks declaratory relief, unspecified monetary damages, and injunctive relief.  Because the case is at a very early stage, the Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred nor can it estimate the range of the potential loss that may result from this litigation.

In March 2012, Cascades Computer Innovations LLC filed a lawsuit in U.S. District Court for the Northern District of California (the “Court”) against the Company and five of its clients (collectively the “Defendants”). The lawsuit alleges that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The lawsuit claims that after the Company terminated its negotiations with the plaintiff to license certain patents held by the plaintiff, the Defendants violated the law by jointly refusing to negotiate or accept licenses under the plaintiff’s patents. The plaintiff seeks unspecified monetary damages and injunctive relief. In January 2013, the Court dismissed the complaint against the Defendants and granted the plaintiff leave to amend its complaint. In February 2013, the plaintiff filed an amended lawsuit alleging that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can it estimate the potential loss or range of the potential loss that may result from this litigation.

Guarantees and Indemnifications
The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2012 or 2011. The Company has no reason to believe that there is any material liability related to such indemnification provisions. The Company does not indemnify its clients for patent infringement.

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

15.	Stockholder’ Equity
Common Stock

As of December 31, 2012, under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 200 million shares of common stock with par value of $0.0001 per share.

In connection with the issuance of the Series A redeemable convertible preferred stock in August 2008, the Company entered into a common stock repurchase agreement with its founders. The Company issued 9,999,998 shares of common stock to the Company’s founders in exchange for the assignment of intellectual property to the Company. The Company had the right to repurchase these shares of common stock upon the termination of a founder’s service to the Company. The repurchase rights lapsed over a four-year period, 25% on the first anniversary from the issuance date and thereafter ratably each month over the ensuing 36-month period. As of December 31, 2012 and 2011, nil and 1,666,666, respectively, of these shares were subject to repurchase. The value of common stock exchanged for the intellectual property was estimated to be $1.5 million based on the then-applicable common stock value of $0.145 per share. The assets received are recorded as intangible assets in the consolidated balance sheets and were being amortized over a four-year period.

Preferred Stock
As of December 31, 2012, under the Company’s amended and restated certificate of incorporation the Company is authorized to issue 10 million shares of preferred stock with a par value of $0.0001 per share. The Board of Directors is authorized to provide for the issuance of one or more series of preferred stock and to establish the powers, preferences and rights of the preferred shares.

Equity Plans
In February 2011, the Company’s Board of Directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”), which became effective on the date of the Company’s initial public offering. The 2011 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares of the Company’s common stock and stock units to employees, directors, and non-employees. The Board of Directors reserved 1,500,000 shares of common stock for future issuance under the 2011 Plan. In March 2012, the Company reserved an additional 2,457,269 shares of common stock for future issuance under the 2011 Plan. As of December 31, 2012, there were 3,023,027 shares available for grant under the 2011 Plan.

In August 2008, the Company’s Board of Directors adopted the 2008 Plan (the “2008 Plan”) which provides for the issuance of incentive stock options, non-qualified stock options, as well as the direct award or sale of shares of common stock to employees, directors, and non-employees for up to 9,019,474 shares of common stock, as amended. No further awards have been made under the 2008 Plan; however, all awards outstanding under the 2008 Plan will continue to be governed by the existing terms.

Under both the 2011 Plan and 2008 Plan, incentive stock options and non-qualified stock options are to be granted at a price that is not less than 100% of the fair value of the stock at the date of grant. Stock options granted to newly hired employees vest 25% on the first anniversary of the date of hire and ratably each month over the ensuing 36-month period. Stock options granted to existing employees generally vest ratably over the 48-months following the date of grant. Stock options are exercisable for a maximum period of 10 years after date of grant. Incentive stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price not to be less than 110% of the fair value of the stock on the date of grant. Restricted stock units granted to newly hired employees vest 25% on the first Company-established vest date after the first anniversary of the employee’s date of hire and ratably each quarter over the ensuing 12-quarter period. Restricted stock units granted to existing employees generally vest ratably each quarter over the 16 quarters following the date of grant.

A summary of the Company’s activity under its equity award plans and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2011	1,004	7,503	$6.82
Options authorized	2,457	—	—
Options granted	(664)	664	16.16
Options exercised	—	(1,809)	1.78
Options forfeited	648	(648)	12.59
Restricted stock units granted	(486)	—	—
Restricted stock units forfeited	64	—	—
Balance - December 31, 2012	3,023	5,710	8.85	7.9	$14,987
Vested and exercisable - December 31, 2012		1,935	8.24	7.6	6,865
Vested and expected to vest - December 31, 2012		5,227	8.80	7.9	14,123

The total intrinsic value for options exercised during the years ended December 31, 2012, 2011 and 2010 was $23.8 million, $19.0 million and $0.6 million, respectively.

Restricted Stock Units
The summary of restricted stock unit activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested units - December 31, 2011	179	$25.15
Granted	486	15.72
Vested	(130)	22.42
Forfeited	(64)	17.13
Non-vested units - December 31, 2012	471	17.27	$8,149

Stock-Based Compensation Related to Employees and Non-Employee Directors
Stock-based compensation expense for employees and non-employee directors is based on the fair value of the award on the date of grant and is recognized on a straight-line basis over the requisite service period of the award. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. Option valuation models, including the Black-Scholes option pricing model, require the input of various assumptions such as expected term, expected volatility and risk-free interest rates. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. For all stock options granted to date, the Company calculated the expected term using the SEC simplified method. The Company has limited information on its past volatility and has a limited operating history. Therefore, it has estimated the volatility data based on a study of publicly traded industry peer companies. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies. The estimated forfeiture rate is derived primarily from our historical data, and the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the Company’s stock options.

The weighted-average assumptions used to estimate the fair value of stock options granted and the resulting fair values are as follows:

	Year Ended December 31,
	2012	2011	2010
Dividend yield	—%	—%	—%
Risk-free rate	1.11%	1.44%	2.00%
Expected volatility	61%	59%	59%
Expected term (in years)	6.0	6.4	6.2
Grant date fair value	$9.02	$7.81	$3.06

The fair value of restricted stock units granted to employees and non-employee directors is measured by reference to the fair value of the underlying shares on the date of grant.

Stock-based compensation expense related to stock options granted to employees and non-employee directors was $7.9 million, $5.5 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Stock-based compensation expense related to restricted stock units granted to employees and non-employee directors was $2.0 million, $0.4 million and nil for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, there was $19.8 million and $7.4 million of unrecognized compensation cost related to stock options and restricted stock units, respectively, which was expected to be recognized over a weighted-average period of 2.7 years and 3.0 years, respectively. Future grants of equity awards will increase the amount of stock-based compensation expense to be recorded.

Stock-Based Compensation Related to Non-Employees
The Company periodically grants equity awards to non-employees in exchange for goods and services. During the year ended December 31, 2011, the Company issued 10,000 shares of common stock, 62,632 restricted stock units, and 75,000 stock options to non-employees in exchange for services. No awards were granted to non-employees in exchange for goods and services during the years ended December 31, 2012 and 2010.

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

Non-employee stock-based compensation expense related to stock options was $0.3 million, $0.9 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010 , respectively. Non-employee stock-based compensation expense related to restricted stock units was $0.3 million, $0.2 million and nil for the years ended December 31, 2012, 2011 and 2010, respectively.

16.	Income Taxes
Income before income tax provision consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Domestic	$61,983	$45,256	$23,973
International	86	101	82
Total income before income tax provision	$62,069	$45,357	$24,055
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current
Federal	$(17,525)	$(5,603)	$—
State	(643)	(421)	(268)
Foreign	(3,737)	(4,576)	(2,859)
Total current	(21,905)	(10,600)	(3,127)
Deferred
Federal	(450)	(6,555)	(5,825)
State	(757)	930	(1,232)
Total deferred	(1,207)	(5,625)	(7,057)
Total provision for income taxes	$(23,112)	$(16,225)	$(10,184)

Net deferred tax assets (liabilities) consist of the following (in thousands):

	December 31,
	2012	2011
Current deferred tax assets:
Deferred revenue	$4,241	$3,183
Reserves and other	285	268
Stock-based compensation	3,132	1,606
Other tax credits	—	13
Net operating losses	—	122
Total current deferred tax assets	$7,658	$5,192
Non-current deferred tax assets (liabilities):
Depreciation and amortization	$(18,708)	$(14,695)
Net operating losses	—	300
Reserves and other	600	—
Total non-current net deferred tax liabilities	$(18,108)	$(14,395)

The following is a reconciliation of the statutory federal income tax to the Company’s effective tax (in thousands):

	Year ended December 31,
	2012	2011	2010
Tax at statutory federal rate	$(21,721)	$(15,875)	$(8,420)
State tax – net of federal benefit	(928)	(176)	(1,345)
Permanent differences	(644)	(341)	(398)
Foreign tax	(3,737)	(4,576)	(2,858)
Foreign tax credits	3,652	4,555	2,837
Foreign income not taxed at Federal rate	30	36	—
Other	236	152	—
Total provision for income taxes	$(23,112)	$(16,225)	$(10,184)

In assessing the realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence as of December 31, 2012, management believes it is more-likely-than-not that the U.S. net deferred tax asset will be fully realized. Accordingly, management has not applied a valuation allowance against its net deferred tax assets.
As of December 31, 2012, the Company had state net operating loss carryforwards of $5.1 million available to reduce future taxable income, which will begin to expire in 2031.
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
Deferred tax liabilities have not been recognized for undistributed earnings for foreign subsidiaries because it is management’s intention to permanently reinvest such undistributed earnings outside the U. S. Generally, such earnings are subject to potential foreign withholding tax and the U.S. tax upon remittance of dividends and under certain other circumstances. The amount of deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries are considered immaterial to the consolidated financial statements.

Uncertain Tax Positions
As of December 31, 2012, the Company’s total amount of unrecognized tax benefits was $1.1 million, all of which would impact the Company’s effective tax rate, if recognized.
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	2012	2011
Balance as of January 1,	$369	$—
Gross increase related to current period tax positions	767	369
Balance as of December 31,	$1,136	$369
The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2012 and 2011, the Company recognized$0.1 million and nil respectively, of interest and penalties associated with unrecognized tax benefits.
During the fourth quarter of 2012, the State of California Franchise Tax Board completed its examination of the Company’s California income tax returns for the 2009 and 2008 tax years. The examination did not have a material impact on the Company’s consolidated financial statements. During the first quarter of 2012, the Internal Revenue Service (“IRS”) completed its examination of the Company’s employment taxes for the 2010 and 2009 tax years and federal income tax returns for the 2009 and 2008 tax years. In addition, during the fourth quarter of 2011, the IRS issued a Notice of Proposed Adjustments for the 2008 and 2009 tax years with proposed adjustments and no assessment. The Company has agreed to the adjustments which have been approved by the IRS. The adjustments did not have a material impact on the Company’s consolidated financial statements. The 2008 through 2012 tax periods remain open to examination by the federal and most state tax authorities. For the Company’s foreign jurisdictions, the 2009 through 2012 tax years remain open to examination by their respective tax authorities.

17.	Related-Party Transactions
During the year ended December 31, 2012, two members of the Company’s Board of Directors also served on the boards of directors of RPX clients. The Company recognized subscription fee revenue of $3.6 million related to these clients. During the year ended December 31, 2011, one member of the Company’s Board of Directors also served on the board of directors of an RPX client. For the year ended December 31, 2011, the Company recognized subscription fee revenue of $2.6 million related to this client. During the year ended December 31, 2010, two members of the Company’s Board of Directors also served on the boards of directors of RPX clients. The Company recognized subscription fee revenue of $2.7 million related to these clients. As of December 31, 2012 and 2011 there were no receivables due from these clients.

In April 2011, the Company sold an aggregate of 105,708 shares of its common stock at a price of $14.19 per share to two members of its Board of Directors.

18.	Segment Reporting
Operating segments are components of an enterprise about which separate financial information is available. Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Office reviews financial information presented on a consolidated basis and, as a result, the Company concluded that there is only one operating and reportable segment.

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

The following table presents revenue by location and revenue generated by country as a percentage of total revenue for the applicable period, for countries representing 10% or more of revenues for the periods presented (dollars in thousands):

	Year Ended December 31,
	2012		2011		2010
United States	$111,419	56%	$91,593	59%	$52,753	56%
Japan	40,484	20	27,595	18	16,955	18%
Other	45,785	24	34,856	23	25,166	26%
Total revenue	$197,688	100%	$154,044	100%	$94,874	100%

Long-lived assets information by location is presented below (in thousands):

	Year Ended December 31,
	2012	2011
United States	$3,116	$2,268
Japan	28	49
Total long-lived assets	$3,144	$2,317

19.	Selected Quarterly Financial Information (Unaudited)
Summarized quarterly financial information for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	Three months ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue	$43,849	$55,238	$47,044	$51,557
Cost of revenue	18,017	20,511	21,980	21,815
Selling, general and administrative expenses	13,223	13,533	13,147	13,687
(Gain) on sale of patent assets	(177)	—	—	—
Operating income	12,786	21,194	11,917	16,055
Other income (expense), net	(20)	47	65	25
Income before provision for income taxes	12,766	21,241	11,982	16,080
Provision for income taxes	4,685	8,053	4,392	5,982
Net income	$8,081	$13,188	$7,590	$10,098
Net income available to common stockholders:
Basic	$7,840	$12,976	$7,556	$10,080
Diluted	$7,853	$12,985	$7,557	$10,080
Net income per common share:
Basic	$0.16	$0.26	$0.15	$0.20
Diluted	$0.15	$0.25	$0.14	$0.19
Other Data:
Deferred revenue, including current portion	$105,801	$105,980	$98,687	$104,371
Stock-based compensation expense	$2,491	$2,521	$2,481	$2,841

	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenue	$34,390	$38,850	$38,394	$42,410
Cost of revenue	13,665	14,528	16,459	22,719
Selling, general and administrative expenses	8,110	11,286	9,069	12,128
Operating income	12,615	13,036	12,866	7,563
Other income (expense), net	(373)	(193)	(79)	(78)
Income before provision for income taxes	12,242	12,843	12,787	7,485
Provision for income taxes	5,547	5,177	4,935	566
Net income	$6,695	$7,666	$7,852	$6,919
Net income available to common stockholders:
Basic	$1,046	$4,714	$7,381	$6,615
Diluted	$1,249	$4,924	$7,421	$6,633
Net income available to common stockholders:
Basic	$0.14	$0.16	$0.17	$0.14
Diluted	$0.14	$0.15	$0.15	$0.13
Other Data:
Deferred revenue, including current portion	$92,763	$87,574	$97,535	$108,275
Stock-based compensation expense	$1,048	$1,888	$1,913	$2,147

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance.

Internal Control over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B	Other Information
None

PART III.

Item 10	Directors, Executive Officers and Corporate Governance
We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct is posted on our Web site at http://ir.rpxcorp.com/governance.cfm.

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

The other information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders (the “Proxy Statement”), which we expect to file within 120 days of our fiscal year ended December 31, 2012, and is incorporated herein by reference.

Item 11	Executive Compensation
The information regarding executive compensation required by this item will be included under the caption “Compensation of Executive Officers” in the 2013 Proxy Statement and is incorporated herein by reference.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding securities authorized for issuance under equity compensation plans required by this item will be included under the caption “Equity Compensation Plan Information” in the 2013 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2013 Proxy Statement and is incorporated herein by reference.

Item 13	Certain Relationships and Related Transactions, and Director Independence
The information regarding transactions with related persons required by this item is included under the caption “Review, Approval or Ratification of Transactions with Related Persons” in the 2013 Proxy Statement and will be incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2013 Proxy Statement and is incorporated herein by reference.

Item 14	Principal Accounting Fees and Services
The information required by this item will be incorporated under the captions “Independent Registered Public Accounting Firm's Fees” and “Pre-Approval Policies and Procedures” in the 2013 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15	Exhibits and Financial Statement Schedules

1.	Financial Statements
The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein by reference.

2.	Financial Statement Schedules
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

RPX CORPORATION
(Registrant)

March 8, 2013	By:	/s/ John A. Amster
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

Signature	Title	Date

/s/ JOHN A. AMSTER	Chief Executive Officer; Director (Principal Executive Officer)	March 8, 2013
John A. Amster

/s/ ADAM C. SPIEGEL	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2013
Adam C. Spiegel

/s/ GEOFFREY T. BARKER	Executive Director	March 8, 2013
Geoffrey T. Barker

/s/ IZHAR ARMONY	Director	March 8, 2013
Izhar Armony

/s/ SHELBY W. BONNIE	Director	March 8, 2013
Shelby W. Bonnie

/s/ STEVEN L. FINGERHOOD	Director	March 8, 2013
Steven L. Fingerhood

/s/ RANDY KOMISAR	Director	March 8, 2013
Randy Komisar

/s/ THOMAS O. RYDER	Director	March 8, 2013
Thomas O. Ryder

/s/ SANFORD R. ROBERTSON	Director	March 8, 2013
Sanford R. Robertson

/s/ GIUSEPPE ZOCCO	Director	March 8, 2013
Giuseppe Zocco

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of RPX Corporation	S-1	333-171817	3.2	1/21/2011

3.2	Amended and Restated Bylaws of RPX Corporation	S-1/A	333-171817	3.4	4/18/2011

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of Common Stock Certificate evidencing shares of common stock of the Registrant	S-1/A	333-171817	4.2	4/29/2011

4.3	Amended and Restated Investors’ Rights Agreement by and among the Registrant, John Amster, Geoffrey T. Barker, Eran Zur and the Investors (as defined therein), dated as of July 15, 2009	S-1	333-171817	4.3	1/21/2011

4.4	Waiver and Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, the Amended and Restated Voting Agreement and the Amended and Restated First Refusal and Co-Sale Agreement, dated as of November 12, 2010	S-1	333-171817	4.4	1/21/2011

10.1	Form of Indemnification Agreement between the Registrant and each officer and director	S-1	333-171817	10.1	1/21/2011

10.2	Employment Offer Letter by and between the Registrant and John Amster, dated as of August 9, 2008	S-1	333-171817	10.2	1/21/2011

10.3	Employment Offer Letter by and between the Registrant and Geoffrey Barker, dated as of August 10, 2008	S-1	333-171817	10.3	1/21/2011

10.4	Employment Offer Letter by and between the Registrant and Henri Linde, dated as of October 8, 2008	S-1	333-171817	10.5	1/21/2011

10.5	Revised Employment Offer Letter by and between the Registrant and Adam Spiegel, dated as of February 10, 2010	S-1	333-171817	10.6	1/21/2011

10.6	Employment Offer Letter by and between the Registrant and Mallun Yen, dated as of October 25, 2010	S-1	333-171817	10.7	1/21/2011

10.7	Director Offer Letter by and between the Registrant and Shelby Bonnie, dated as of January 29, 2011	S-1/A	333-171817	10.26	3/7/2011

10.8	Director Offer Letter by and between the Registrant and Sanford R. Robertson, dated as of March 2, 2011	S-1/A	333-171817	10.28	4/18/2011

10.9	2008 Stock Plan, as amended	S-1	333-171817	10.8	1/21/2011

10.10	Form of Notice of Stock Option Grant (Early Exercise) and Stock Option Agreement under 2008 Stock Plan	S-1	333-171817	10.9	1/21/2011

10.11	Form of Notice of Stock Option Grant and Stock Option Agreement under 2008 Stock Plan	S-1	333-171817	10.1	1/21/2011

10.12	Form of Notice of Stock Option Exercise (Early Exercise) under 2008 Stock Plan	S-1	333-171817	10.11	1/21/2011

10.13	Form of Notice of Stock Option Exercise under 2008 Stock Plan	S-1	333-171817	10.12	1/21/2011

10.14	2011 Equity Incentive Plan	S-1/A	333-171817	10.25	3/7/2011

10.15	Form of Notice of Stock Option Grant and Stock Option Agreement under 2011 Equity Incentive Plan	S-1/A	333-171817	10.32	4/29/2011

10.16	Form of Notice of Stock Option Grant (Non-Employee Directors) and Stock Option Agreement (Non-Employee Directors) under 2011 Equity Incentive Plan	S-1/A	333-171817	10.33	4/29/2011

10.17	Form of Notice of Stock Unit Award and Stock Unit Agreement under 2011 Equity Incentive Plan	S-1/A	333-171817	10.34	4/29/2011

10.18	Compensation Program for Non-Employee Directors	S-1/A	333-171817	10.27	3/7/2011

10.19	Reference is made to Exhibit 4.3

10.20	Reference is made to Exhibit 4.4

10.21	Common Stock Purchase Agreement by and among the Registrant and the Investors (as defined therein), dated as of April 7, 2011	S-1/A	333-171817	10.29	4/18/2011

10.22	Form of Lock-Up Agreement, entered into by MHV Partners LLC and Sanford Robertson	S-1/A	333-171817	10.30	4/18/2011

10.23	Sublease by and between Registrant and Sedgwick, Detert, Moran & Arnold LLP, dated as of September 29, 2009	S-1	333-171817	10.23	1/21/2011

10.24	Office Lease Agreement between Registrant and PPF Paramount One Market Plaza Owner, L.P., dated as of July 28, 2010	S-1	333-171817	10.24	1/21/2011

10.25	Office Lease Agreement between Registrant and PPF Paramount One Market Plaza Owner, L.P., dated as of March 9, 2012	10-K	001-35146	10.31	3/26/2012

10.26	Employment Offer Letter by and Between the Registrant and Ned Segal, dated as of February 7, 2013	8-K	001-35146	10.1	2/12/2013

21.1	List of subsidiaries of the Registrant	S-1	333-171817	10.23	1/21/2011

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (Included in Signature Page)					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS+	XBRL Instance Document					X

101.SCH+	XBRL Taxonomy Extension Schema Document					X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document					X

+ XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.