Form 10-Q
period 2013-03-31
RPX Corp
filed 2013-05-08
CIK 1509432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————
FORM 10-Q
————————————————
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to_____
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
There were 51,573,567 shares of the registrant’s common stock issued and outstanding as of April 30, 2013.

RPX Corporation
Form 10-Q Quarterly Report
————————————————

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RPX Corporation
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$135,745	$73,638
Short-term investments	147,677	126,092
Accounts receivable	13,166	25,144
Other receivables	—	33,775
Prepaid expenses and other current assets	2,004	5,237
Deferred tax assets	8,039	7,658
Total current assets	306,631	271,544
Patent assets, net	206,195	199,314
Property and equipment, net	3,230	3,144
Intangible assets, net	2,847	3,226
Goodwill	16,460	16,460
Other assets	476	279
Total assets	$535,839	$493,967

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$500	$568
Accrued liabilities	5,122	7,206
Deferred revenue	114,291	101,249
Deferred payment obligations	500	500
Other current liabilities	12,265	1,813
Total current liabilities	132,678	111,336
Deferred revenue, less current portion	3,886	3,122
Deferred tax liabilities	17,746	18,108
Other liabilities	1,133	1,142
Total liabilities	155,443	133,708
Commitments and contingencies (Note 10)
Common stock	5	5
Additional paid-in capital	286,872	281,530
Retained earnings	93,439	78,744
Accumulated other comprehensive income (loss)	80	(20)
Total stockholders’ equity	380,396	360,259
Total liabilities and stockholders’ equity	$535,839	$493,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$61,194	$43,849
Cost of revenue	23,670	18,017
Selling, general and administrative expenses	14,473	13,223
Gain on sale of patent assets, net	—	(177)
Operating income	23,051	12,786
Other income (expense), net	51	(20)
Income before provision for income taxes	23,102	12,766
Provision for income taxes	8,407	4,685
Net income	$14,695	$8,081

Net income available to common stockholders:
Basic	$14,678	$7,840
Diluted	$14,678	$7,853
Net income per common share:
Basic	$0.29	$0.16
Diluted	$0.28	$0.15
Weighted-average shares used in computing net income per common share:
Basic	51,201	48,308
Diluted	52,653	51,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$14,695	$8,081
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	99	14
Less: reclassification adjustment for (gains) losses included in net income	1	(1)
Net unrealized gains on available-for-sale securities, net of tax	100	13
Comprehensive income	$14,795	$8,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$14,695	$8,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,325	18,125
Stock-based compensation	3,708	2,491
Excess tax benefit from stock-based compensation	(968)	(4,494)
Imputed interest on deferred payment obligations	—	63
Gain on sale of patent assets	—	(177)
Amortization of premium on investments	1,270	1,020
Deferred taxes	(1,153)	—
Other	6	(13)
Changes in assets and liabilities:
Accounts receivable	11,978	9,663
Other receivables	33,775	—
Prepaid expenses and other assets	1,801	(1,208)
Accounts payable	(68)	(38)
Accrued and other liabilities	(1,978)	(5,049)
Deferred revenue	13,806	(2,474)
Net cash provided by operating activities	100,197	25,990

Cash flows from investing activities
Purchases of investments classified as available-for-sale	(58,030)	(75,255)
Maturities and sales of investments classified as available-for-sale	37,811	53,844
Decrease in restricted cash	—	500
Purchases of intangible assets	—	(33)
Purchases of property and equipment	(421)	(882)
Acquisitions of patent assets	(19,437)	(12,515)
Proceeds from sale of patent assets	—	200
Net cash used in investing activities	(40,077)	(34,141)

Cash flows from financing activities
Repayments of principal on deferred payment obligations	—	(3,250)
Proceeds from exercise of stock options and other common stock issuances	1,019	1,727
Excess tax benefit from stock-based compensation	968	4,494
Net cash provided by financing activities	1,987	2,971
Net increase (decrease) in cash and cash equivalents	62,107	(5,180)
Cash and cash equivalents at beginning of period	73,638	106,749
Cash and cash equivalents at end of period	$135,745	$101,569

Non-cash investing and financing activities
Change in patent assets purchased and accrued but not paid	$10,000	$865
Change in other assets purchased and accrued but not paid	250	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Nature of Business
RPX Corporation (also referred to herein as “RPX” or the “Company”) helps companies reduce patent-related risk and expense by providing a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. The core of the Company’s solution is defensive patent aggregation, in which it acquires patents or licenses to patents that are being or may be asserted against the Company’s current or prospective clients. The Company may occasionally enter into agreements to acquire covenants not to sue in order to further mitigate its clients’ litigation risk. The acquired patents, licenses to patents and agreements for covenants not to sue are collectively referred to as “patent assets.” The Company’s clients pay an annual subscription fee and in return, receive a license from the Company to substantially all of its patent assets and access to its proprietary patent market intelligence and data. In addition to the Company’s core solution, during the year ended December 31, 2012, the Company began underwriting patent infringement liability insurance policies to insure against certain costs of litigation from non-practicing entities (“NPEs”). The effect of the insurance policies that have been issued was not material to the Company’s results of operations or financial condition for the three months ended March 31, 2013.
2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, have been included in the accompanying financial statements state fairly the results of the interim periods.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any subsequent interim period or for the year ending December 31, 2013.

Recently Adopted Accounting Standards
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts of Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amends Comprehensive Income (Topic 220) in the Accounting Standards Codification (“ASC”). These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments in ASU 2013-02 are effective for the Company's interim and annual fiscal periods beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on the Company’s financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements (“ASU 2012-04”), which amends a wide range of topics in the ASC. These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements. The amendments in ASU 2012-04 are effective for the Company's interim and annual fiscal periods beginning January 1, 2013. The adoption of ASU 2012-04 did not have a material impact on the Company’s financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments in ASU 2012-02 are effective for the Company's interim and annual fiscal periods beginning January 1, 2013. The adoption of ASU 2012-02 did not have a material impact on the Company’s financial position or results of operations.

3.	Net Income Available to Common Stockholders
Basic and diluted net income per share available to common stockholders are presented in conformity with the two-class method required for participating securities. The holders of restricted common stock are entitled to receive non-forfeitable dividends if declared.

Under the two-class method, basic net income per share available to common stockholders is computed by dividing the net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income available to common stockholders is determined by allocating undistributed earnings between common and restricted common stockholders. Diluted net income per share available to common stockholders is computed by using the weighted-average number of shares of common stock outstanding, including potential dilutive shares of common stock, assuming the dilutive effect of outstanding stock options and restricted stock units using the treasury stock method.

The following table presents the calculation of basic and diluted net income per share available to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Net income available to common stockholders:
Numerator:
Basic:
Net income	$14,695	$8,081
Allocation of net income to participating stockholders	(17)	(241)
Net income available to common stockholders – basic	$14,678	$7,840
Diluted:
Net income available to common stockholders – basic	$14,678	$7,840
Undistributed earnings re-allocated to common stockholders	—	13
Net income available to common stockholders – diluted	$14,678	$7,853
Denominator:
Basic shares:
Weighted-average shares used in computing basic net income available to common stockholders	51,201	48,308
Diluted shares:
Weighted-average shares used in computing basic net income available to common stockholders	51,201	48,308
Dilutive effect of stock options and restricted stock units using treasury-stock method	1,452	2,918
Weighted-average shares used in computing diluted net income available to common stockholders	52,653	51,226
Net income per share:
Basic	$0.29	$0.16
Diluted	$0.28	$0.15

For the three months ended March 31, 2013 and 2012, the following securities were not included in the calculation of diluted shares outstanding, as the effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2013	2012
Weighted-average:
Stock options outstanding	2,622	1,377
Restricted stock units outstanding	347	99
Shares of common stock subject to repurchase	59	1,483

4.	Fair Value Measurements
The following tables present the financial assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Fair Value	Level 1	Level 2
Cash equivalents
Commercial paper	$61,898	$—	$61,898
Municipal bonds	10,512	—	10,512
U.S. government and agency securities	8,557	—	8,557
Money market funds	90	90	—
	$81,057	$90	$80,967

Short-term investments
Municipal bonds	$137,135	$—	$137,135
Commercial paper	5,499	—	5,499
Corporate bonds	5,043	—	5,043
	$147,677	$—	$147,677

	December 31, 2012
	Fair Value	Level 1	Level 2
Cash equivalents
Commercial paper	$19,800	$—	$19,800
Money market funds	14,670	14,670	—
U.S. government and agency securities	9,000	—	9,000
Municipal bonds	3,992	—	3,992
	$47,462	$14,670	$32,792

Short-term investments
Municipal bonds	$105,515	$—	$105,515
Commercial paper	13,697	—	13,697
Corporate bonds	6,880	—	6,880
	$126,092	$—	$126,092

As of March 31, 2013 and December 31, 2012, the Company did not use level 3 inputs to measure financial assets or liabilities at fair value.

5.	Short-term Investments
The following table summarizes the Company’s investments in available-for-sale securities as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Municipal bonds	$137,060	$75	$—	$137,135
Commercial paper	5,499	—	—	5,499
Corporate bonds	5,043	—	—	5,043
	$147,602	$75	$—	$147,677

	December 31, 2012
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Municipal bonds	$105,536	$1	$(22)	$105,515
Commercial paper	13,697	—	—	13,697
Corporate bonds	6,880	—	—	6,880
	$126,113	$1	$(22)	$126,092

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity within accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in other income (expense), net in the Company’s condensed consolidated statements of operations.

The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of March 31, 2013 and December 31, 2012. As of March 31, 2013, no individual securities incurred continuous unrealized losses for greater than 12 months.

6.	Patent Assets, Net
Patent assets, net consisted of the following (in thousands):

	December 31, 2012	Additions	March 31, 2013
Patent assets	$403,875	$29,437	$433,312
Accumulated amortization	(204,561)	(22,556)	(227,117)
Patent assets, net	$199,314		$206,195

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors, and software. The Company amortizes each acquired portfolio of patent assets on a straight-line basis over its estimated economic useful life. As of March 31, 2013, the estimated economic useful lives of the Company’s patent assets generally ranged from 24 to 60 months. As of March 31, 2013, the weighted-average estimated economic useful life at the time of acquisition, excluding fully amortized patent assets, was 46 months.

The following table summarizes the expected future annual amortization expense of patent assets as of March 31, 2013 (in thousands):

2013 (remainder)	$65,080
2014	64,064
2015	46,212
2016	24,955
2017	5,721
Thereafter	163
Total estimated future amortization expense	$206,195

Amortization expense was $22.6 million and $17.7 million for the three months ended March 31, 2013 and 2012, respectively.

7.	Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Internal-use software	$3,441	$3,078
Computer, equipment and software	1,054	960
Furniture and fixtures	662	662
Leasehold improvements	162	162
Work-in-progress	34	15
Total property and equipment, gross	5,353	4,877
Less: Accumulated depreciation and amortization	(2,123)	(1,733)
Total property and equipment, net	$3,230	$3,144

Depreciation and amortization expense was $0.4 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively. Stock-based compensation capitalized as part of the cost of internal-use software was $0.1 million for both the three months ended March 31, 2013 and 2012.

8.	Intangible Assets, Net
Intangible assets, net, as of March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013			December 31, 2012
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,890	$(774)	$1,116	$1,890	$(637)	$1,253
Proprietary data and models	1,500	(357)	1,143	1,500	(264)	1,236
Developed technology	728	(441)	287	728	(380)	348
Covenant not to compete	480	(289)	191	480	(222)	258
Customer relationships	250	(153)	97	250	(132)	118
Other intangible assets	1,450	(1,450)	—	1,450	(1,450)	—
Intangible assets in-progress	13	—	13	13	—	13
Total intangible assets, net	$6,311	$(3,464)	$2,847	$6,311	$(3,085)	$3,226

The estimated future amortization expenses for intangible assets are summarized below (in thousands):

2013 (remainder)	$1,117
2014	906
2015	625
2016	199
Total estimated future amortization expense	$2,847

Amortization expense was $0.4 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively.

9.	Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Accrued payroll-related expenses	$3,010	$6,567
Accrued expenses	2,112	639
Total accrued liabilities	$5,122	$7,206

Patent and other assets purchased but not paid	$11,350	$1,100
Other current liabilities	915	713
Total other current liabilities	$12,265	$1,813

10.	Commitments and Contingencies
Operating Lease Commitments
The Company generally does not enter into long-term minimum purchase commitments. Its principal commitments consist of obligations under operating leases for office space. There were no substantial changes to its contractual obligations or commitments during the three months ended March 31, 2013 as presented under the heading “Commitments and Contingencies” in Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” included in the Annual Report on Form 10-K for its fiscal year ended December 31, 2012.

Rent expense related to non-cancelable operating leases was $0.6 million for both the three months ended March 31, 2013 and 2012.

Litigation
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or legal contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or legal contingencies was recorded as of March 31, 2013 or December 31, 2012.

In February 2013, Volkswagen Group of America, Inc. (“Volkswagen”) filed a third party complaint (the “Complaint”) against the Company as part of an existing patent infringement lawsuit in the U.S. District Court for the Eastern District of Texas that was originally filed by Norman IP Holdings, LLC (“Norman”) and in which Volkswagen is a defendant. The Complaint relates to a patent license and acquisition transaction that the Company entered into with Norman and Saxon in January 2010. The claims allege that the Company, together with Norman and Saxon Innovations, LLC (“Saxon”), violated federal antitrust law and Texas antitrust law. Volkswagen seeks declaratory relief, unspecified monetary damages, and injunctive relief.  Because the case is at a very early stage, the Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred nor can it estimate the range of the potential loss that may result from this litigation.

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

Guarantees and Indemnifications
The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2013 or December 31, 2012. The Company has no reason to believe that there is any material liability related to such indemnification provisions. The Company does not indemnify its clients for patent infringement.

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

11.	Stockholders’ Equity
Equity Plans

A summary of the Company’s activity under its equity award plans and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2012	3,023	5,710	$8.85
Options authorized	1,000	—	—
Options granted	—	—	—
Options exercised	—	(405)	2.85
Options forfeited	153	(153)	9.79
Restricted stock units granted	(1,485)	—	—
Restricted stock units forfeited	56	—	—
Balance - March 31, 2013	2,747	5,152	9.29	7.7	$30,232
Vested and exercisable - March 31, 2013		1,944	9.34	7.4	12,058
Vested and expected to vest - March 31, 2013		4,761	9.29	7.7	28,131

The total intrinsic value for options exercised during the three months ended March 31, 2013 and 2012 was $4.0 million and $14.3 million, respectively.

Restricted Stock Units
The summary of restricted stock unit activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested units - December 31, 2012	471	$17.27
Granted	1,485	9.68
Vested	(35)	20.08
Forfeited	(56)	15.84
Non-vested units - March 31, 2013	1,865	11.22	$20,933

Stock-Based Compensation Related to Employees and Non-Employee Directors
Stock-based compensation expense for employees and non-employee directors is based on the fair value of the award on the date of grant and is recognized on a straight-line basis over the requisite service period of the award. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. Option valuation models, including the Black-Scholes option pricing model, require the input of various assumptions such as expected term, expected volatility and risk-free interest rates. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. For all stock options granted to date, the Company calculated the expected term using the SEC simplified method. The Company has limited information on its past volatility and has a limited operating history. Therefore, it has estimated the volatility data based on a study of publicly traded industry peer companies. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies. The estimated forfeiture rate is derived primarily from the Company's historical data, and the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the Company’s stock options.

There were no stock options granted to employees or non-employee directors during the three months ended March 31, 2013. The weighted-average assumptions used to estimate the fair value of stock options granted to employees and non-employee directors during the three months ended March 31, 2012 and the resulting fair values are as follows:

Dividend yield	—%
Risk-free rate	1.15%
Expected volatility	61%
Expected term (in years)	6.0
Grant date fair value	$9.08

The fair value of restricted stock units granted to employees and non-employee directors is measured by reference to the fair value of the underlying shares on the date of grant.

Stock-based compensation expense related to stock options granted to employees and non-employee directors was $2.4 million and $1.9 million for the three months ended March 31, 2013 and 2012, respectively. Stock-based compensation expense related to restricted stock units granted to employees and non-employee directors was $1.1 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, there was $17.1 million and $19.5 million of unrecognized compensation cost related to stock options and restricted stock units, respectively, which was expected to be recognized over a weighted-average period of 2.5 years and 3.6 years, respectively. Future grants of equity awards will increase the amount of stock-based compensation expense to be recorded.

Stock-Based Compensation Related to Non-Employees
The Company periodically grants equity awards to non-employees in exchange for goods and services. No awards were granted to non-employees in exchange for goods and services during the three months ended March 31, 2013 and 2012, respectively.

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

Non-employee stock-based compensation expense related to stock options was $0.1 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively. Non-employee stock-based compensation expense related to restricted stock units was $0.1 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.

12.	Income Taxes
The Company uses an estimated annual effective tax rate based upon a projection of its annual fiscal year results to measure the income tax benefit or expense recognized in each interim period. The Company’s effective tax rate, including the impact of discrete benefit items, was 36% and 37% for the three months ended March 31, 2013 and 2012, respectively. The Company's effective tax rate remained consistent with prior period changing only by 1%.

13.	Related-Party Transactions
During the three months ended March 31, 2013, three members of the Company’s Board of Directors also served on the boards of directors of RPX clients. The Company recognized subscription fee revenue of $1.2 million related to these clients. During the three months ended March 31, 2012, two members of the Company’s Board of Directors also served on the boards of directors of RPX clients. The Company recognized subscription fee revenue of $0.8 million related to these clients. As of March 31, 2013 and December 31, 2012, there were no receivables due from these clients.

14.	Segment Reporting
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

The following table presents revenue by location and revenue generated by country as a percentage of total revenue for the applicable period, for countries representing 10% or more of revenues for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2013		2012
United States	$37,567	61%	$24,484	56%
Japan	10,661	17	9,609	22
Taiwan	6,017	10	2,447	5
Other	6,949	12	7,309	17
Total revenue	$61,194	100%	$43,849	100%

Long-lived assets information by location is presented below (in thousands):

	March 31,	December 31,
	2013	2012
United States	$3,210	$3,116
Japan	20	28
Total long-lived assets	$3,230	$3,144

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2013.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. Forward-looking statements include statements regarding our business strategies and business model, products, benefits to our clients, future financial results and expenses and patent acquisition spending. These statements are based on the beliefs and assumptions of our management based on information currently available. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2013. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

During the three months ended March 31, 2013, revenue grew to $61.2 million from $43.8 million for the three months ended March 31, 2012. Our client count increased by 6 clients bringing our total client network to 146 as of March 31, 2013. At March 31, 2013, we had deferred revenue of $118.2 million.

We believe that our acquisitions of patent assets are a key driver of the value that we create for our clients. We measure patent asset acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated and structured acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital. During the three months ended March 31, 2013, we completed 11 acquisitions of patent assets and our gross and net acquisition spend totaled $29.4 million. From our inception through March 31, 2013, we have completed 131 acquisitions of patent assets with gross and net acquisition spend of $652.9 million and $435.8 million, respectively.

Insuring against the costs of non-practicing entity (“NPE”) litigation is a natural extension of our core defensive patent acquisition service. In 2012, we started to offer NPE patent infringement liability insurance, which is a liability insurance policy for operating companies that covers certain costs associated with patent infringement lawsuits by NPEs. The insurance product complements our core defensive patent acquisition service, enabling policyholders, who must be members of our client network, to better manage and mitigate the risk of NPE patent litigation. For the three months ended March 31, 2013, the effect of the insurance policies that have been issued was not material to our results of operations or financial condition.

Key Components of Results of Operations
Revenue
Historically, the majority of our revenue has consisted of fees paid by our clients under subscription agreements. We expect that subscription fee revenue will increase with the growth of our client network. Subscription revenue will be positively or negatively impacted by the financial performance of our clients since their subscription fees are typically reset annually based upon their most recently reported annual financial results. In 2012, we launched our insurance product and we started to recognize revenue from insurance premiums. Although we expect this revenue to increase as we sell more policies in the future, for the three months ended March 31, 2013, revenue from insurance premiums was not material to the Company’s results of operations. From time to time, we also recognize revenue from the sale of licenses and advisory fee income in connection with structured acquisitions. In the future, we may receive other revenue and fee income from newly introduced products and services. While we expect to continue to experience revenue growth, we do not believe that our rate of growth since inception is representative of anticipated future revenue growth.

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

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures.

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2013, as compared to those described in our Annual Report on Form 10-K filed with the SEC on March 11, 2013.

Results of Operations
The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended March 31,
	2013	2012
Revenue	$61,194	$43,849
Cost of revenue	23,670	18,017
Selling, general and administrative expenses	14,473	13,223
Gain on sale of patent assets, net	—	(177)
Operating income	23,051	12,786
Other income (expense), net	51	(20)
Income before provision for income taxes	23,102	12,766
Provision for income taxes	8,407	4,685
Net income	$14,695	$8,081

The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of revenue.

	Three Months Ended March 31,
	2013	2012
Revenue	100%	100%
Cost of revenue	39	41
Selling, general and administrative expenses	24	30
Gain on sale of patent assets, net	—	—
Operating income	37	29
Other income (expense), net	—	—
Income before provision for income taxes	37	29
Provision for income taxes	14	11
Net income	23%	18%

Revenue
Our revenue for the three months ended March 31, 2013 was $61.2 million compared to $43.8 million during the same period a year ago, an increase of $17.3 million, or 40%. Subscription revenue, which includes membership subscription services and premiums earned from insurance policies, for the three months ended March 31, 2013 was $54.0 million compared to $43.8 million for the three months ended March 31, 2012. The increase in subscription revenue was attributable to an increase in membership fees, which was composed of $7.2 million from new clients who joined our network subsequent to March 31, 2012, $0.3 million from clients who joined our network during the three month period ended March 31, 2012, and $2.7 million from clients who joined our network prior to March 31, 2012. As of March 31, 2013 we had a total client network of 146 companies as compared to 116 as of March 31, 2012. Revenue for the three months ended March 31, 2013 also included $3.6 million from advisory fees and $3.6 million from the sale of perpetual licenses, as compared to nil in the same period in 2012.

Cost of Revenue
Our cost of revenue for the three months ended March 31, 2013 was $23.7 million compared to $18.0 million during the same period a year ago, an increase of $5.7 million, or 31%. The increase was primarily attributable to a $4.9 million increase in patent amortization expense as result of an increase in our patent assets. Cost of revenue for the three months ended March 31, 2013 also included $0.5 million of fees paid to a third-party service provider in connection with our performance of advisory services.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended March 31, 2013 were $14.5 million compared to $13.2 million during the same period a year ago, an increase of $1.3 million or 9%. The increase was primarily due to a $1.2 million increase in stock-based compensation. We expect that in the foreseeable future, selling, general and administrative expenses will increase as we seek to serve more clients, develop new products and services, and support our operations and compliance requirements as a public company.

Other Income (Expense), Net
Other income (expense), net for the three months ended March 31, 2013 was $51,000 compared to other income (expense), net of ($20,000) during the same period a year ago, a change of $71,000. The change was primarily due to the payoff of our outstanding deferred payment obligations in July 2012, which resulted in lower interest expense.

Provision for Income Taxes
Our tax provision for the three months ended March 31, 2013 was $8.4 million compared to $4.7 million for the three months ended March 31, 2012. Our effective tax rate for three months ended March 31, 2013 was 36% compared to 37% for the three months ended March 31, 2012. Our effective tax rate remained consistent with prior period changing only 1%.

Liquidity and Capital Resources
We have financed substantially all of our operations and patent asset acquisitions through the sale of equity securities, subscription fees collected from our clients and patent-seller financing. As of March 31, 2013, we had $135.7 million of cash and cash equivalents and $147.7 million in short-term investments. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future capital needs will depend on many factors, including, among other things, our acquisition of patent assets, addition and renewal of client membership agreements and development of new products and services. We anticipate an increased level of patent acquisition spending as our business grows. Additionally, we may enter into potential investments in, or acquisitions of, complementary businesses which could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$100,197	$25,990
Net cash used in investing activities	(40,077)	(34,141)
Net cash provided by financing activities	1,987	2,971
Increase (decrease) in cash and cash equivalents	$62,107	$(5,180)

Cash Flows from Operating Activities
Cash provided by operating activities for the three months ended March 31, 2013 was $100.2 million, consisting of changes in working capital and non-current assets and liabilities of $59.3 million, adjustments for non-cash items totaling $26.2 million, and net income of $14.7 million. The change in working capital resulted primarily from a $33.8 million decrease in other receivables representing the collection of client contributions outstanding as a result of the completion of a syndicated patent acquisition and licensing transaction, a $12.0 million decrease in accounts receivable and a $13.8 million increase in deferred revenue. The increase in deferred revenue was due to $67.8 million in revenue billings to new and existing clients and was partially offset by revenue recognized during the period of $54.0 million. The amount of deferred revenue in any given period varies with the addition of new clients, the mix of payment terms that we offer and the timing of invoicing existing clients. Non-cash adjustments to net income primarily consisted of $23.3 million of depreciation and amortization, $3.7 million of stock-based compensation, a reduction of $1.0 million due to excess tax benefit from stock-based compensation, $1.3 million of amortization of premium on investments and a $1.2 million net increase in our deferred tax liabilities.

Cash provided by operating activities for the three months ended March 31, 2012 was $26.0 million, consisting of adjustments for non-cash items of $17.0 million, net income of $8.1 million and changes in working capital and non-current assets and liabilities totaling $0.9 million. The change in working capital resulted primarily from a decrease in accounts receivable of $9.7 million, a decrease in accrued liabilities of $5.0 million, and a decrease in deferred revenue of $2.5 million. The decrease in deferred revenue was due to $44.1 million of revenue and other adjustments recognized during the period and was partially offset by revenue billings to new and existing clients of $41.6 million.

Cash Flows from Investing Activities
Cash used in investing activities for the three months ended March 31, 2013 was $40.1 million, of which $20.2 million represented net purchases of short-term marketable securities, $19.4 million represented our acquisitions of patent assets and $0.4 million represented our acquisitions of property and equipment. We expect our cash used in investing activities to increase in the future as we acquire additional patents.

Cash used in investing activities for the three months ended March 31, 2012 was $34.1 million, of which $21.4 million represented net purchases of short-term investments, $12.5 million represented our acquisitions of patent assets and $0.9 million represented acquisitions of property and equipment.

Cash Flows from Financing Activities
Cash provided by financing activities for the three months ended March 31, 2013 was $2.0 million, the result of excess tax benefit from stock-based compensation of $1.0 million and proceeds from exercise of stock options of $1.0 million.

Cash provided by financing activities for the three months ended March 31, 2012 was $3.0 million, the result of excess tax benefit from stock-based compensation of $4.5 million and proceeds from exercise of stock options of $1.7 million, which were partially offset by $3.3 million of principal payments on our deferred payment obligations.

Contractual Obligations and Commitments
We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under operating leases for office space. There were no substantial changes to our contractual obligations or commitments during the three months ended March 31, 2013 as presented under the heading “Contractual Obligations and Commitments” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the heading “Commitments and Contingencies” in Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012.

Off Balance Sheet Arrangements
At March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts of Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amends Comprehensive Income (Topic 220) in the Accounting Standards Codification (“ASC”). These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments in ASU 2013-02 are effective for our interim and annual fiscal periods beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements (“ASU 2012-04”), which amends a wide range of topics in the ASC. These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements. The amendments in ASU 2012-04 are effective for our interim and annual fiscal periods beginning January 1, 2013. The adoption of ASU 2012-04 did not have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments in ASU 2012-02 are effective for our interim and annual fiscal periods beginning January 1, 2013. The adoption of ASU 2012-02 did not have a material impact on our financial position or results of operations.

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

Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $283.4 million as of March 31, 2013. Our cash balances deposited in U.S. banks are non-interest bearing and insured up to the FDIC limits. Cash equivalents consist of institutional money market funds, U.S. government and agency securities, municipal bonds and commercial paper denominated primarily in U.S. Dollars. Interest rate fluctuations affect the returns on our invested funds.

As of March 31, 2013, our short-term investments of $147.7 million were primarily invested in U.S. government and agency securities, commercial paper and corporate and municipal bonds maturing between 90 days and 12 months. As of March 31, 2013, our investments were classified as available-for-sale and, consequently, were recorded at fair value in the condensed consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in the fair value of an asset below its carrying value is other-than-temporary. As of March 31, 2013, we had not recorded an impairment related to our investments in the condensed consolidated statement of operations.

If overall interest rates had changed by 10% during the three months ended March 31, 2013, the fair value of our investments would not have been materially affected.

Effect of Inflation
We believe that inflation has not had a material impact on our consolidated results of operations for the three months ended March 31, 2013. There can be no assurance that future inflation will not have an adverse impact on our condensed consolidated results of operations or financial condition.

Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments that approximate their fair values due to their short period of time to maturity. We do not use derivative financial instruments.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our principal executive and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting which occurred during the period covered by this Quarterly Report on Form 10-Q which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Refer to Note 10 in our condensed consolidated financial statements, which is hereby incorporated by reference.

Item 1A.	Risk Factors

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
Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. The weighted-average term of our subscription agreements in effect as of March 31, 2013 was 2.7 years. As our overall membership base grows, we expect our renewal rate to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements may decrease. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

Upon initial subscription, our clients receive a term license for the period of their membership to substantially all of the patent assets in our portfolio at the time of subscription. In addition, clients receive term licenses to substantially all of the patent assets we acquire during the period of their membership. Our subscription agreements also include a vesting provision that converts a client’s term licenses into perpetual licenses on a delayed, rolling basis as long as the company remains a client. Accordingly, clients who continue to subscribe to our solution receive perpetual licenses to an increasing number of our patent assets over time. If we are unable to adequately show clients that we are continuing to obtain additional patent assets that are being or may be asserted against them, clients may choose not to renew their subscriptions once they have vested into a perpetual license in all patent assets they believe are materially relevant to their businesses.

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
Each client’s subscription fee is reset annually based on its reported revenue and operating income measured as of the end of its last fiscal year. If a client who is not already paying the minimum due under our fee schedule experiences reduced operating results, its subscription fee for the next year will decline. As a result, our revenue stream is affected by conditions outside of our control that impact the operating results of our clients.

Our fee schedules generally provide that our subscription fee as a percentage of the client’s operating income decreases as their operating income goes up. In addition, many of our clients’ fee schedules are subject to an annual cap. As a result, if one of our clients acquires another client, our future revenue would be reduced as a result of the application of our fee schedule to the combined entity rather than to each entity separately. Any reduction in subscription fees could harm our business and operating results.

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
We have invested management time and financial resources in the development of products designed to provide insurance against NPE patent claims. We have also provided capital to develop and operate this business. We do not have prior experience in designing insurance products, operating an insurance business, attracting policyholders or establishing the pricing or terms of insurance policies. We cannot assure you that our patent insurance products will appeal to a sufficient number of our existing clients or attract enough new clients to build a sustainable insurance business. If we are unsuccessful in managing this business, we may not realize the anticipated benefits of our investments of capital and management attention, which could have an adverse effect on our financial performance and growth prospects and our business may be harmed.

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

We also plan to incur additional operating expenses as we hire new personnel. From January 1 through March 31, 2013, our headcount remained unchanged at 125 employees. Because we intend to continue to hire, we expect our operating expenses to increase. If we are not successful in generating additional revenue that is sufficient to offset these operating expense increases, our operating results may be harmed.

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
We receive a significant amount of our revenue from a limited number of clients. For example, during the three months ended March 31, 2013, our 10 highest revenue-generating clients accounted for approximately 32% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients chooses not to renew its membership, or if our subscription fees from one of these clients decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

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
On September 1, 2012, Geoffrey T. Barker transitioned from his former position as Chief Operating Officer to a strategic role as an Executive Director. In addition, Ned Segal recently succeeded Adam Spiegel as our Chief Financial Officer. As a result of these changes in personnel and positions, the members of our management team have assumed new responsibilities. Our ability to execute our business plan will depend in part on our ability to successfully integrate our new Chief Financial Officer into the management team and our management team’s ability to develop new working relationships and adapt to changing responsibilities. Our stock price will also depend in part on our investors’ confidence in our new management team. Any actual or perceived inability of our management team to execute our business plan could have an adverse effect on our future growth, operating results and stock price.

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
As of March 31, 2013, we had secured quota share reinsurance for 50% of the risk underwritten through our NPE insurance product offering. The availability and cost of reinsurance are subject to prevailing market conditions that are beyond our control. No assurances can be made that reinsurance will remain continuously available to us in amounts that we consider sufficient and at rates that we consider acceptable, which would cause us to increase the amount of risk we retain, reduce the amount of business we underwrite or look for alternatives to reinsurance. This, in turn, could have a material adverse effect on our financial condition or results of operations.

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

Our three largest stockholders and our directors and executive officers, in the aggregate, own approximately 37% of our outstanding common stock and will be able to exercise substantial control over all matters requiring stockholder approval. This concentration of ownership limits your ability to influence corporate matters.
As of March 31, 2013, affiliates of Index Ventures, affiliates of Charles River Ventures and KPCB Holdings, Inc. each beneficially owned approximately 8%, 10% and 10%, respectively, of our outstanding common stock, and our directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately an additional 9% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. In addition, each of Index Ventures, Charles River Ventures and KPCB Holdings, Inc. currently has a representative on our Board of Directors.

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

As of March 31, 2013, some of our existing stockholders have demand and piggyback rights to require us to register with the SEC approximately 18,500,000 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of RPX Corporation	S-1	333-171817	3.2	1/21/2011

3.2	Amended and Restated Bylaws of RPX Corporation	S-1/A	333-171817	3.4	4/18/2011

10.1	Employment Offer Letter between RPX Corporation and Ned Segal dated February 7, 2013	8-K	001-35146	10.1	2/12/2013

10.2	Separation Agreement between RPX Corporation and Adam Spiegel dated March 7, 2013	8-K	001-35146	10.1	3/13/2013

31.1
Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						X

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS+	XBRL Instance Document					X

101.SCH+	XBRL Taxonomy Extension Schema Document					X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

RPX CORPORATION
(Registrant)

May 8, 2013	By:	/s/ John A. Amster
John A. Amster
Chief Executive Officer and Principal Financial Officer