Form 10-Q
period 2013-06-30
RPX Corp
filed 2013-08-07
CIK 1509432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————
FORM 10-Q
————————————————
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
There were 52,156,681 shares of the registrant’s common stock issued and outstanding as of July 31, 2013.

RPX Corporation
Form 10-Q Quarterly Report
————————————————

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RPX Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$99,278	$73,638
Short-term investments	160,027	126,092
Accounts receivable	24,928	25,144
Other receivables	—	33,775
Prepaid expenses and other current assets	5,859	5,237
Deferred tax assets	7,954	7,658
Total current assets	298,046	271,544
Patent assets, net	221,362	199,314
Property and equipment, net	3,639	3,144
Intangible assets, net	2,458	3,226
Goodwill	16,460	16,460
Other assets	838	279
Total assets	$542,803	$493,967

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$698	$568
Accrued liabilities	5,118	7,206
Deferred revenue	111,744	101,249
Deferred payment obligations	500	500
Other current liabilities	1,565	1,813
Total current liabilities	119,625	111,336
Deferred revenue, less current portion	5,829	3,122
Deferred tax liabilities	17,430	18,108
Other liabilities	2,185	1,142
Total liabilities	145,069	133,708
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	293,555	281,530
Retained earnings	104,136	78,744
Accumulated other comprehensive income (loss)	38	(20)
Total stockholders’ equity	397,734	360,259
Total liabilities and stockholders’ equity	$542,803	$493,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$57,481	$55,238	$118,675	$99,087
Cost of revenue	24,694	20,511	48,364	38,528
Selling, general and administrative expenses	15,736	13,533	30,209	26,756
(Gain) loss on sale of patent assets, net	126	—	126	(177)
Operating income	16,925	21,194	39,976	33,980
Other income, net	63	47	114	27
Income before provision for income taxes	16,988	21,241	40,090	34,007
Provision for income taxes	6,291	8,053	14,698	12,738
Net income	$10,697	$13,188	$25,392	$21,269

Net income available to common stockholders:
Basic	$10,691	$12,976	$25,370	$20,782
Diluted	$10,691	$12,985	$25,370	$20,806
Net income available to common stockholders per common share:
Basic	$0.21	$0.26	$0.49	$0.43
Diluted	$0.20	$0.25	$0.48	$0.40
Weighted-average shares used in computing net income available to common stockholders per common share:
Basic	51,774	49,454	51,489	48,881
Diluted	53,463	51,787	53,055	51,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$10,697	$13,188	$25,392	$21,269
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(42)	(18)	57	(4)
Less: reclassification adjustment for (gains) losses included in net income	—	—	1	(1)
Net unrealized gains (losses) on available-for-sale securities, net of tax	(42)	(18)	58	(5)
Comprehensive income	$10,655	$13,170	$25,450	$21,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$25,392	$21,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,798	38,938
Stock-based compensation	8,186	5,012
Excess tax benefit from stock-based compensation	(2,009)	(5,423)
Imputed interest on deferred payment obligations	—	93
(Gain) loss on sale of patent assets	126	(177)
Amortization of premium on investments	2,995	2,473
Deferred taxes	(1,906)	588
Other	13	(11)
Changes in assets and liabilities:
Accounts receivable	216	2,617
Other receivables	33,775	—
Prepaid expenses and other assets	(3,348)	3,745
Accounts payable	130	(226)
Accrued and other liabilities	(1,191)	(3,987)
Deferred revenue	13,202	(2,349)
Net cash provided by operating activities	123,379	62,562
Cash flows from investing activities
Purchases of investments classified as available-for-sale	(98,950)	(127,932)
Maturities of investments classified as available-for-sale	65,787	105,887
Sales of investments classified as available-for-sale	1,099	—
Business acquisition	—	(45,765)
Decrease in restricted cash	—	647
Purchases of intangible assets	—	(52)
Purchases of property and equipment	(874)	(1,400)
Acquisitions of patent assets	(69,637)	(36,730)
Proceeds from sale of patent assets	100	200
Net cash used in investing activities	(102,475)	(105,145)
Cash flows from financing activities
Repayments of principal on deferred payment obligations	—	(4,050)
Proceeds from exercise of stock options and other common stock issuances	2,727	2,520
Excess tax benefit from stock-based compensation	2,009	5,423
Net cash provided by financing activities	4,736	3,893
Net increase (decrease) in cash and cash equivalents	25,640	(38,690)
Cash and cash equivalents at beginning of period	73,638	106,749
Cash and cash equivalents at end of period	$99,278	$68,059
Non-cash investing and financing activities
Change in patent assets purchased and accrued but not paid	$1,100	$2,200
Change in other assets purchased and accrued but not paid	550	2,430
Intangible assets received in barter transactions	—	54
The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Nature of Business
RPX Corporation (also referred to herein as “RPX” or the “Company”) helps companies reduce patent-related risk and expense by providing a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. The core of the Company’s solution is defensive patent aggregation, in which it acquires patents or licenses to patents that are being or may be asserted against the Company’s current or prospective clients. The Company may occasionally enter into agreements to acquire covenants not to sue in order to further mitigate its clients’ litigation risk. The acquired patents, licenses to patents and agreements for covenants not to sue are collectively referred to as “patent assets.” The Company’s clients pay an annual subscription fee and in return, receive a license from the Company to substantially all of its patent assets and access to its proprietary patent market intelligence and data. In addition to the Company’s core solution, in August 2012, the Company began underwriting patent infringement liability insurance policies to insure against certain costs of litigation from non-practicing entities (“NPEs”). As of, and for the three and six months ended June 30, 2013, the effect of the insurance policies that have been issued was not material to the Company’s results of operations or financial condition.
2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated balance sheet as of June 30, 2013 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income and the condensed consolidated statements of cash flows for the three and six months ended June 30, 2013 and 2012, respectively, are unaudited. The condensed consolidated balance sheet as of December 31, 2012 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 11, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, necessary to state fairly the results of the interim periods have been included in the accompanying financial statements. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any subsequent interim period or for the year ending December 31, 2013.

Recently Adopted Accounting Standards
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts of Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amends Comprehensive Income (Topic 220) in the Accounting Standards Codification (“ASC”). These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments in ASU 2013-02 are effective for the Company’s interim and annual fiscal periods beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements (“ASU 2012-04”), which amends a wide range of topics in the ASC. These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements. The amendments in ASU 2012-04 are effective for the Company’s interim and annual fiscal periods beginning January 1, 2013. The adoption of ASU 2012-04 did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other

than Goodwill. The amendments in ASU 2012-02 are effective for the Company’s interim and annual fiscal periods beginning January 1, 2013. The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

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

The following table presents the calculation of basic and diluted net income per share available to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income available to common stockholders:
Numerator:
Basic:
Net income	$10,697	$13,188	$25,392	$21,269
Allocation of net income to participating stockholders	(6)	(212)	(22)	(487)
Net income available to common stockholders – basic	$10,691	$12,976	$25,370	$20,782
Diluted:
Net income available to common stockholders – basic	$10,691	$12,976	$25,370	$20,782
Undistributed earnings re-allocated to common stockholders	—	9	—	24
Net income available to common stockholders – diluted	$10,691	$12,985	$25,370	$20,806
Denominator:
Basic shares:
Weighted-average shares used in computing basic net income available to common stockholders	51,774	49,454	51,489	48,881
Diluted shares:
Weighted-average shares used in computing basic net income available to common stockholders	51,774	49,454	51,489	48,881
Dilutive effect of stock options and restricted stock units using treasury-stock method	1,689	2,333	1,566	2,636
Weighted-average shares used in computing diluted net income available to common stockholders	53,463	51,787	53,055	51,517
Net income per common share available to common stockholders:
Basic	$0.21	$0.26	$0.49	$0.43
Diluted	$0.20	$0.25	$0.48	$0.40

For the three and six months ended June 30, 2013 and 2012, the following securities were not included in the calculation of diluted shares outstanding, as the effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted-average:
Stock options outstanding	1,354	1,557	1,586	1,482
Restricted stock units outstanding	211	146	267	123
Shares of common stock subject to repurchase	31	809	45	1,146

4.	Fair Value Measurements
The following tables present the financial assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Fair Value	Level 1	Level 2
Cash equivalents
Commercial paper	$62,696	$—	$62,696
Money market funds	5,017	5,017	—
Municipal bonds	1,039	—	1,039
	$68,752	$5,017	$63,735

Short-term investments
Municipal bonds	$150,489	$—	$150,489
U.S. government and agency securities	5,499	—	5,499
Corporate bonds	4,039	—	4,039
	$160,027	$—	$160,027

	December 31, 2012
	Fair Value	Level 1	Level 2
Cash equivalents
Commercial paper	$19,800	$—	$19,800
Money market funds	14,670	14,670	—
U.S. government and agency securities	9,000	—	9,000
Municipal bonds	3,992	—	3,992
	$47,462	$14,670	$32,792

Short-term investments
Municipal bonds	$105,515	$—	$105,515
Commercial paper	13,697	—	13,697
Corporate bonds	6,880	—	6,880
	$126,092	$—	$126,092

As of June 30, 2013 and December 31, 2012, the Company did not use level 3 inputs to measure financial assets or liabilities at fair value.

5.	Short-term Investments
The following table summarizes the Company’s investments in available-for-sale securities as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Municipal bonds	$150,450	$40	$(1)	$150,489
U.S. government and agency securities	5,499	—	—	5,499
Corporate bonds	4,040	—	(1)	4,039
	$159,989	$40	$(2)	$160,027

	December 31, 2012
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$13,697	$—	$—	$13,697
Municipal bonds	105,536	1	(22)	105,515
Corporate bonds	6,880	—	—	6,880
	$126,113	$1	$(22)	$126,092

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity within accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in other income (expense), net in the Company’s condensed consolidated statements of operations.

The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of June 30, 2013 and December 31, 2012. As of June 30, 2013, no individual securities incurred continuous unrealized losses for greater than 12 months.

6.	Patent Assets, Net
Patent assets, net consisted of the following (in thousands):

	December 31, 2012	Additions	Disposals	June 30, 2013
Patent assets	$403,875	$68,537	$(300)	$472,112
Accumulated amortization	(204,561)	(46,263)	74	(250,750)
Patent assets, net	$199,314			$221,362

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors, and software. The Company amortizes each acquired portfolio of patent assets on a straight-line basis over its estimated economic useful life. As of June 30, 2013, the estimated economic useful lives of the Company’s patent assets generally ranged from 24 to 60 months. As of June 30, 2013, the weighted-average estimated economic useful life at the time of acquisition, excluding fully amortized patent assets, was 45 months.

The following table summarizes the expected future annual amortization expense of patent assets as of June 30, 2013 (in thousands):

2013 (remainder)	$47,627
2014	75,803
2015	57,047
2016	31,806
2017	8,228
Thereafter	851
Total estimated future amortization expense	$221,362

Amortization expense was $23.7 million and $20.1 million for the three months ended June 30, 2013 and 2012, respectively, and $46.3 million and $37.7 million for the six months ended June 30, 2013 and 2012, respectively.

7.	Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Internal-use software	$3,829	$3,078
Computer, equipment and software	1,072	960
Furniture and fixtures	662	662
Leasehold improvements	88	162
Construction-in-progress	426	15
Total property and equipment, gross	6,077	4,877
Less: Accumulated depreciation and amortization	(2,438)	(1,733)
Total property and equipment, net	$3,639	$3,144

Depreciation and amortization expense was $0.4 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively, and $0.8 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively. Stock-based compensation capitalized as part of the cost of internal-use software was nil and $0.1 million for the three months ended June 30, 2013 and 2012, respectively, and nil and $0.2 million for the six months ended June 30, 2013 and 2012, respectively.

8.	Intangible Assets, Net
Intangible assets, net, as of June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30, 2013			December 31, 2012
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,890	$(911)	$979	$1,890	$(637)	$1,253
Proprietary data and models	1,500	(449)	1,051	1,500	(264)	1,236
Developed technology	728	(502)	226	728	(380)	348
Covenant not to compete	480	(354)	126	480	(222)	258
Customer relationships	250	(174)	76	250	(132)	118
Other intangible assets	1,450	(1,450)	—	1,450	(1,450)	—
Intangible assets in-progress	—	—	—	13	—	13
Total intangible assets, net	$6,298	$(3,840)	$2,458	$6,311	$(3,085)	$3,226

The estimated future amortization expenses for intangible assets are summarized below (in thousands):

2013 (remainder)	$739
2014	906
2015	625
2016	188
Total estimated future amortization expense	$2,458

Amortization expense was $0.4 million for both the three months ended June 30, 2013 and 2012, and $0.8 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively.

9.	Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Accrued payroll-related expenses	$4,061	$6,567
Accrued expenses	1,057	639
Total accrued liabilities	$5,118	$7,206

Patent and other assets purchased but not paid	$550	$1,100
Other current liabilities	1,015	713
Total other current liabilities	$1,565	$1,813

10.	Commitments and Contingencies
Operating Lease Commitments
The Company generally does not enter into long-term minimum purchase commitments. Its principal commitments consist of obligations under operating leases for office space. There were no substantial changes to its contractual obligations or commitments during the six months ended June 30, 2013 as presented under the heading “Commitments and Contingencies” in Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” included in the Annual Report on Form 10-K for its fiscal year ended December 31, 2012.

Rent expense related to non-cancelable operating leases was $0.8 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively, and $1.4 million and $1.2 million for the six months ended June 30, 2013 ad 2012, respectively.

Litigation
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or legal contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or legal contingencies was recorded as of June 30, 2013 or December 31, 2012.

In June 2013, Kevin O’Halloran, as Trustee of the Liquidating Trust of Teltronics, Inc., (the “Debtor”) filed a complaint in the U.S. Bankruptcy Court for the Middle District of Florida against the Company and Harris Corporation (the “Defendants”).  The complaint alleges that the Defendants are liable under federal and state bankruptcy law regarding fraudulent transfers for the value of a patent portfolio purchased by the Company from Harris Corporation pursuant to an agreement entered in January 2009, and within four years of the date the Debtor filed its petition in bankruptcy.  The Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can it estimate the potential loss or range of the potential loss that may result from this litigation.

In February 2013, Volkswagen Group of America, Inc. (“Volkswagen”) filed a third-party complaint against the Company as part of an existing patent infringement lawsuit in the U.S. District Court for the Eastern District of Texas that was originally filed by Norman IP Holdings, LLC (“Norman”) and in which Volkswagen is a defendant. The complaint relates to a patent license and acquisition transaction that the Company entered into with Norman and Saxon Innovations, LLC (“Saxon”) in January 2010. The claims allege that the Company, together with Norman and Saxon, violated federal antitrust law and Texas antitrust law. Volkswagen seeks declaratory relief, unspecified monetary damages, and injunctive relief.  The Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred nor can it estimate the range of the potential loss that may result from this litigation.

In March 2012, Cascades Computer Innovations LLC filed a complaint in U.S. District Court for the Northern District of California (the “Court”) against the Company and five of its clients (collectively the “Defendants”). The complaint alleges that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The complaint further alleges that after the Company terminated its negotiations with the plaintiff to license certain patents held by the plaintiff, the Defendants violated the law by jointly refusing to negotiate or accept licenses under the plaintiff’s patents. The plaintiff seeks unspecified monetary damages and injunctive relief. In January 2013, the Court dismissed the complaint against the Defendants and granted the plaintiff leave to amend its complaint. In February 2013, the plaintiff filed an amended lawsuit alleging that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can it estimate the potential loss or range of the potential loss that may result from this litigation.

Guarantees and Indemnifications
The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2013 or December 31, 2012. The Company has no reason to believe that there is any material liability related to such indemnification provisions. The Company does not indemnify its clients for patent infringement.

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

Loss Reserves
In August 2012, the Company began offering insurance to cover certain costs of litigation brought against our insured clients by NPEs.  As of June 30, 2013, the Company has written a total of 19 policies and reserved for losses that represent the estimated claim cost and related expenses. Such estimates are based on individual case estimates for reported claims and estimates for incurred but not reported losses. The financial impact of these loss reserves was not material to the Company’s results of operations for the three and six months ended June 30, 2013 or financial condition as of June 30, 2013.
We regularly review loss reserves using a variety of actuarial techniques and update them as our loss experience develops. Any changes in estimates are reflected in our operating results for the period in which the estimates are changed.

11.	Stockholders’ Equity
Equity Plans
A summary of the Company’s activity under its equity award plans and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2012	3,023	5,710	$8.85
Shares authorized	1,000	—	—
Options granted	(100)	100	13.26
Options exercised	—	(823)	3.39
Options forfeited	315	(315)	10.50
Restricted stock units granted	(2,037)	—	—
Restricted stock units forfeited	235	—	—
Balance - June 30, 2013	2,436	4,672	9.79	7.5	$35,879
Vested and exercisable - June 30, 2013		1,970	10.06	7.2	15,377
Vested and expected to vest - June 30, 2013		4,359	9.80	7.5	33,597

The total intrinsic value for options exercised during the three months ended June 30, 2013 and 2012 was $4.7 million and $4.5 million, respectively, and $8.7 million and $18.7 million for options exercised during the six months ended June 30, 2013 and 2012, respectively.

Restricted Stock Units
The summary of restricted stock unit activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested units - December 31, 2012	471	$17.27
Granted	2,037	10.51
Vested	(183)	14.67
Forfeited	(235)	12.39
Non-vested units - June 30, 2013	2,090	11.46	$35,107

Stock-Based Compensation Related to Employees and Non-Employee Directors
Stock-based compensation expense for employees and non-employee directors is based on the fair value of the award on the date of grant and is recognized on a straight-line basis over the requisite service period of the award. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. Option valuation models, including the Black-Scholes option pricing model, require the input of various assumptions such as expected term, expected volatility and risk-free interest rates. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. For all stock options granted to date, the Company calculated the expected term using the SEC simplified method. The Company has limited information on its past volatility and has a limited operating history. Therefore, it has estimated volatility by evaluating the historical volatility of publicly traded industry peer companies. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies. The estimated forfeiture rate is derived from the Company’s historical data, and the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the Company’s stock options.

The weighted-average assumptions used to estimate the fair value of stock options granted to employees and non-employee directors during the three and six months ended June 30, 2013 and 2012 and the resulting fair values are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Dividend yield	—%	—%	—%	—%
Risk-free rate	0.93%	0.91%	0.93%	1.11%
Expected volatility	61%	62%	61%	61%
Expected term (in years)	6.1	5.6	6.1	6.0
Grant date fair value	$7.39	$8.74	$7.39	$9.02

The fair value of restricted stock units granted to employees and non-employee directors is measured by reference to the fair value of the underlying shares on the date of grant.

Stock-based compensation expense related to stock options granted to employees and non-employee directors was $2.4 million and $1.9 million for the three months ended June 30, 2013 and 2012, respectively, and $4.9 million and $3.9 million for the six months ended June 30, 2013 and 2012, respectively. Stock-based compensation expense related to restricted stock units granted to employees and non-employee directors was $1.8 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively, and $3.0 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, there was $14.6 million and $22.7 million of unrecognized compensation cost related to stock options and restricted stock units, respectively, which was expected to be recognized over a weighted-average period of 2.4 and 3.4, respectively.

Stock-Based Compensation Related to Non-Employees
The Company periodically grants equity awards to non-employees in exchange for goods and services. No awards were granted to non-employees in exchange for goods and services during the three or six months ended June 30, 2013 and 2012, respectively.

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

Non-employee stock-based compensation expense related to stock options was nil and $0.1 million for the three months ended June 30, 2013 and 2012, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively. Non-employee stock-based compensation expense related to restricted stock units was $0.1 million for both the three months ended June 30, 2013 and 2012, respectively, and $0.2 million for both the six months ended June 30, 2013 and 2012, respectively.

12.	Income Taxes
The Company uses an estimated annual effective tax rate based upon a projection of its annual fiscal year results to measure the income tax benefit or expense recognized in each interim period. The Company’s effective tax rate, including the impact of discrete benefit items, was 37% and 38% for the three months ended June 30, 2013 and 2012, respectively, and 37% for both the six months ended June 30, 2013 and 2012.

The Company's 2010 tax year is currently under examination by the State of California Franchise Tax Board. The Company does not expect a material impact on its consolidated financial statements as a result of this examination. The 2009 through 2012 tax periods remain open to examination by federal and most state tax authorities. For the Company's foreign jurisdictions, the 2009 through 2012 tax years remain open to examination by their respective tax authorities.

13.	Related-Party Transactions
During the three and six months ended June 30, 2013, four members of the Company’s Board of Directors also served on the boards of directors of RPX clients. During the three and six months ended June 30, 2012, two members of the Company’s Board of Directors also served on the boards of directors of RPX clients. The Company recognized subscription revenue for these clients in the amount of $1.3 million and $0.9 million for the three months ended June 30, 2013 and 2012, respectively, and $2.5 million and $1.6 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, there were no receivables due from these clients.

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

The following table presents revenue by location and revenue generated by country as a percentage of total revenue for the applicable period, for countries representing 10% or more of revenues for any of the periods presented (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
United States	$37,537	65%	$30,671	56%	$75,403	64%	$55,092	55%
Japan	9,432	17	9,765	18	19,792	17	19,374	20
Taiwan	2,865	5	7,429	13	8,882	7	9,959	10
Other	7,647	13	7,373	13	14,598	12	14,662	15
Total revenue	$57,481	100%	$55,238	100%	$118,675	100%	$99,087	100%

Long-lived asset information by location is presented below (in thousands):

	June 30,	December 31,
	2013	2012
United States	$3,626	$3,116
Japan	13	28
Total long-lived assets	$3,639	$3,144

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

During the six months ended June 30, 2013, our revenue grew to $118.7 million from $99.1 million for the six months ended June 30, 2012. Our client count increased by 17 clients bringing our total client network to 157 as of June 30, 2013. At June 30, 2013, we had deferred revenue of $117.6 million.

We believe that our acquisitions of patent assets are a key driver of the value that we create for our clients. We measure patent asset acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated and structured acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital. During the six months ended June 30, 2013, we completed 19 acquisitions of patent assets and our gross and net acquisition spend totaled $70.5 million and $68.5 million, respectively. From our inception through June 30, 2013, we have completed 139 acquisitions of patent assets with gross and net acquisition spend of $694.0 million and $474.9 million, respectively.

During the three months ended June 30, 2013, we completed a divestiture of a patent asset portfolio in the open market. This divestiture had an immaterial impact to our results of operations and financial condition.  We do expect to divest patent portfolios as a normal part of our business, and these divestitures will result in a gain or loss in the period in which the transaction occurs. The gain or loss is based on the sale price relative to the carrying value of the patent assets divested.

Insuring against the costs of non-practicing entity (“NPE”) litigation is a natural extension of our core defensive patent acquisition service. In August 2012, we started to offer NPE patent infringement liability insurance, which is a liability insurance policy for operating companies that covers certain costs associated with patent infringement lawsuits by NPEs. The insurance product complements our core defensive patent acquisition service, enabling policyholders, who must be members of our client network, to better manage and mitigate the risk of NPE patent litigation. For the three and six months ended June 30, 2013, the effect of the insurance policies that have been issued was not material to our results of operations or financial condition.

Key Components of Results of Operations
Revenue
Historically, the majority of our revenue has consisted of fees paid by our clients under subscription agreements. We expect that subscription fee revenue will increase with the growth of our client network. Subscription revenue will be positively or negatively impacted by the financial performance of our clients since their subscription fees typically reset annually based upon their most recently reported annual financial results. In August 2012, we launched our insurance product and we started to recognize revenue from insurance premiums. Although we expect this revenue to increase as we sell more policies in the future, for the three and six months ended June 30, 2013, revenue from insurance premiums was not material to the Company’s results of operations. We also recognize revenue from the sale of licenses and advisory fee income in connection with structured acquisitions, which we collectively refer to as fee-related revenue. In the future, we may receive other revenue and fee income from newly introduced products and services. While we expect to continue to experience revenue growth, we do not believe that our rate of growth since inception is representative of anticipated future revenue growth.

Cost of Revenue
Cost of revenue primarily consists of amortization expenses related to acquired patent assets. Acquired patent assets are capitalized and amortized ratably over their estimated useful lives. Also included in the cost of revenue are expenses incurred to maintain our patents and prosecute our patent applications and amortization expense for acquired intangible assets and internally developed software. With the launch of our insurance offering in August 2012, cost of revenue also includes premiums ceded to reinsurers and loss reserves. We expect our cost of revenue to increase in the future as we add additional patent assets to our existing portfolio to support our existing and future clients and as our insurance business grows.

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

There have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2013, as compared to those described in our Annual Report on Form 10-K filed with the SEC on March 11, 2013.

Results of Operations
The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$57,481	$55,238	$118,675	$99,087
Cost of revenue	24,694	20,511	48,364	38,528
Selling, general and administrative expenses	15,736	13,533	30,209	26,756
(Gain) loss on sale of patent assets, net	126	—	126	(177)
Operating income	16,925	21,194	39,976	33,980
Other income, net	63	47	114	27
Income before provision for income taxes	16,988	21,241	40,090	34,007
Provision for income taxes	6,291	8,053	14,698	12,738
Net income	$10,697	$13,188	$25,392	$21,269

The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	100%	100%	100%	100%
Cost of revenue	43	37	41	39
Selling, general and administrative expenses	27	24	25	27
(Gain) loss on sale of patent assets, net	—	—	—	—
Operating income	30	39	34	34
Other income, net	—	—	—	—
Income before provision for income taxes	30	39	34	34
Provision for income taxes	11	15	12	13
Net income	19%	24%	22%	21%

Revenue
Our revenue for the three months ended June 30, 2013 was $57.5 million compared to $55.2 million during the same period a year ago, an increase of $2.2 million, or 4%. Subscription revenue, which includes membership subscription services and premiums earned from insurance policies, for the three months ended June 30, 2013 was $55.0 million compared to $45.8 million for the three months ended June 30, 2012, an increase of $9.2 million, or 20%. The increase in subscription revenue was attributable to an increase in membership fees, which was composed of $6.9 million from new clients who joined our network subsequent to June 30, 2012 and $2.3 million from clients who joined our network prior to June 30, 2012. As of June 30, 2013 we had a total client network of 157 companies as compared to 120 as of June 30, 2012. Revenue for the three months ended June 30, 2013 also included $2.5 million of fee-related revenue, as compared to $9.4 million in the same period in 2012.

Our revenue for the six months ended June 30, 2013 was $118.7 million compared to $99.1 million during the same period a year ago, an increase of $19.6 million, or 20%. Subscription revenue for the six months ended June 30, 2013 was $109.0 million compared to $89.7 million for the six months ended June 30, 2012, an increase of $19.3 million, or 22%. The increase in subscription revenue was attributable to an increase in membership fees, which was composed of $12.0 million from new clients who joined our network subsequent to June 30, 2012 and $7.3 million from clients who joined our network prior to June 30, 2012. Revenue for the six months ended June 30, 2013 also included $9.7 million of fee-related revenue, as compared to $9.4 million in the same period in 2012.

Cost of Revenue
Our cost of revenue for the three months ended June 30, 2013 was $24.7 million compared to $20.5 million during the same period a year ago, an increase of $4.2 million, or 20%. The increase was primarily attributable to a $3.6 million increase in patent amortization expense as a result of an increase in our patent assets and a shorter weighted-average amortization period. The weighted-average estimated economic useful life of the patent assets acquired during the three months ended June 30, 2013 was 43 months compared to the 45 month weighted-average estimated economic useful life of the patent assets acquired since inception, excluding fully amortized patent assets.

Our cost of revenue for the six months ended June 30, 2013 was $48.4 million compared to $38.5 million during the same period a year ago, an increase of $9.8 million, or 26%. The increase was primarily attributable to a $8.6 million increase in patent amortization expense as result of an increase in our patent assets. Cost of revenue for the six months ended June 30, 2013 also included $0.5 million of fees paid to a third-party service provider in connection with our performance of advisory services.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended June 30, 2013 were $15.7 million compared to $13.5 million during the same period a year ago, an increase of $2.2 million, or 16%. The increase was primarily due to a $2.0 million increase in stock-based compensation.

Our selling, general and administrative expenses for the six months ended June 30, 2013 were $30.2 million compared to $26.8 million during the same period a year ago, an increase of $3.5 million, or 13%. The increase was primarily due to a $3.2 million increase in stock-based compensation.

We expect that in the foreseeable future, selling, general and administrative expenses will increase as we seek to serve more clients, develop new products and services, and support our operations.

Provision for Income Taxes
Our provision for income taxes was $6.3 million and $8.1 million for the three months ended June 30, 2013 and 2012, respectively, and $14.7 million and $12.7 million for the six months ended June 30, 2013 and 2012, respectively. Our effective tax rate, including the impact of discrete benefit items, was 37% and 38% for the three months ended June 30, 2013 and 2012, respectively, and 37% for both the six months ended June 30, 2013 and 2012.

Liquidity and Capital Resources
We have financed substantially all of our operations and patent asset acquisitions through the sale of equity securities, subscription fees collected from our clients and patent-seller financing. As of June 30, 2013, we had $99.3 million of cash and cash equivalents and $160.0 million in short-term investments. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future capital needs will depend on many factors, including, among other things, our acquisition of patent assets, addition and renewal of client membership agreements, growth of our insurance business and development of new products and services. We anticipate an increased level of patent acquisition spending as our business grows. Additionally, we may enter into potential investments in, or acquisitions of, complementary businesses which could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$123,379	$62,562
Net cash used in investing activities	(102,475)	(105,145)
Net cash provided by financing activities	4,736	3,893
Increase (decrease) in cash and cash equivalents	$25,640	$(38,690)

Cash Flows from Operating Activities
Cash provided by operating activities for the six months ended June 30, 2013 was $123.4 million, consisting of adjustments for non-cash items totaling $55.2 million, changes in working capital and non-current assets and liabilities of $42.8 million, and net income of $25.4 million. Non-cash adjustments to net income primarily consisted of $47.8 million of depreciation and amortization, $8.2 million of stock-based compensation, a reduction of $2.0 million due to excess tax benefit from stock-based compensation, $3.0 million of amortization of premium on investments and a $1.9 million net decrease in our deferred tax liabilities. The change in working capital resulted primarily from a $33.8 million decrease in other receivables representing the collection of client contributions outstanding as a result of the completion of a syndicated patent acquisition and licensing transaction and a $13.2 million increase in deferred revenue. The increase in deferred revenue was due to $122.2 million in revenue billings to new and existing clients and was partially offset by revenue recognized during the period of $109.0 million. The amount of deferred revenue in any given period varies with the addition of new clients and the timing of invoicing existing clients.

Cash provided by operating activities for the six months ended June 30, 2012 was $62.6 million, primarily consisting of adjustments for non-cash items of $41.5 million and net income of $21.3 million. Non-cash adjustments to net income primarily consisted of $38.9 million of depreciation and amortization, $5.0 million of stock-based compensation, $2.5 million of amortization of premium on investments and a reduction of $5.4 million due to excess tax benefit from stock-based compensation.

Cash Flows from Investing Activities
Cash used in investing activities for the six months ended June 30, 2013 was $102.5 million, of which $69.6 million represented our acquisitions of patent assets, $32.1 million represented net purchases of short-term marketable securities and $0.9 million represented our acquisitions of property and equipment. We expect our cash used in investing activities to increase in the future as we acquire additional patents.

Cash used in investing activities for the six months ended June 30, 2012 was $105.1 million, of which $45.8 million represented our business acquisition of Altitude Capital, $36.7 million represented our acquisitions of patent assets and $22.0 million represented our net purchases of short-term marketable securities.

Cash Flows from Financing Activities
Cash provided by financing activities for the six months ended June 30, 2013 was $4.7 million, the result of proceeds from exercise of stock options of $2.7 million and excess tax benefit from stock-based compensation of $2.0 million.

Cash provided by financing activities for the six months ended June 30, 2012 was $3.9 million, of which $5.4 million was due to excess tax benefit from stock-based compensation and $2.5 million represented proceeds from exercise of stock options, partially offset by $4.1 million of payments for our deferred payment obligations.

Contractual Obligations and Commitments
We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under operating leases for office space. There were no substantial changes to our contractual obligations or commitments during the six months ended June 30, 2013 as presented under the heading “Contractual Obligations and Commitments” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the heading “Commitments and Contingencies” in Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012.

Off Balance Sheet Arrangements
At June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts of Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amends Comprehensive Income (Topic 220) in the Accounting Standards Codification (“ASC”). These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments in ASU 2013-02 are effective for our interim and annual fiscal periods beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements (“ASU 2012-04”), which amends a wide range of topics in the ASC. These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements. The amendments in ASU 2012-04 are effective for our interim and annual fiscal periods beginning January 1, 2013. The adoption of ASU 2012-04 did not have a material impact on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other

than Goodwill. The amendments in ASU 2012-02 are effective for our interim and annual fiscal periods beginning January 1, 2013. The adoption of ASU 2012-02 did not have a material impact on our consolidated financial statements.

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

Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $259.3 million as of June 30, 2013. Our cash balances deposited in U.S. banks are non-interest bearing and insured up to the FDIC limits. Cash equivalents consist of institutional money market funds, U.S. government and agency securities, municipal bonds and commercial paper denominated primarily in U.S. Dollars. Interest rate fluctuations affect the returns on our invested funds.

As of June 30, 2013, our short-term investments of $160.0 million were primarily invested in municipal bonds, U.S. government and agency securities and corporate bonds maturing between 90 days and 12 months. As of June 30, 2013, our investments were classified as available-for-sale and, consequently, were recorded at fair value in the condensed consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in the fair value of an asset below its carrying value is other-than-temporary. As of June 30, 2013, we had not recorded an impairment related to our investments in the condensed consolidated statement of operations.

If overall interest rates had changed by 10% during the six months ended June 30, 2013, the fair value of our investments would not have been materially affected.

Effect of Inflation
We believe that inflation has not had a material impact on our consolidated results of operations for the six months ended June 30, 2013. There can be no assurance that future inflation will not have an adverse impact on our condensed consolidated results of operations or financial condition.

Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments that approximate their fair values due to their short period of time to maturity. We do not use derivative financial instruments.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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
We were incorporated in July 2008. We acquired our first patent assets in September 2008, sold our first membership in October 2008, and sold our first insurance policy in August 2012. Therefore, we have not only a limited operating history, but also a limited track record in executing our business model. Our future success depends on acceptance of our solution by companies we target to become clients. Our efforts to sell our solution to new and existing clients may not continue to be successful. We evaluate our business model from time to time in order to address the evolving needs of our clients and prospective clients, particularly in an industry that continues to develop and change. Furthermore, because we are a relatively new company with a limited operating history, current and prospective clients may have concerns regarding our viability. Our limited operating history may also make it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly changing industries. If we do not manage these risks successfully, our business and operating results will be adversely affected.

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

In addition to the factors described above and elsewhere in this Item 1A, other factors that may affect our operating results include:

•	increases in the prices we need to pay to acquire patent assets;

•	increases in operating expenses, including those attributable to additional headcount and the costs of new business initiatives;

•	lower subscription fees from clients whose annual subscription fees decrease due to declining operating income or revenue of such clients;

•	losses incurred as a result of claims made on insurance policies underwritten by us;

•	non-renewals from existing clients for any reason;

•	loss of clients, including through acquisitions or consolidations;

•	changes in our subscription fee rates or changes in our own pricing and discounting policies or those of our competitors;

•	our inability to acquire patent assets that are being asserted or may be asserted against our clients due to lack of availability, unfavorable pricing terms or otherwise;

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

The market for our patent risk management solution is evolving, and if our solution is not widely accepted or is accepted more slowly than we expect, our operating results will be adversely affected.
We have derived substantially all of our revenue from the sale of memberships to our patent risk management solution and we expect this will continue for the foreseeable future. As a result, widespread acceptance of this solution is critical to our future success. The market for patent risk management solutions is evolving and it is uncertain whether these solutions will achieve and sustain high levels of demand and market acceptance. Our success will depend, to a substantial extent, on the willingness of companies of all sizes to purchase and renew memberships as a way to reduce their patent litigation costs. If companies do not perceive the cost-savings benefits of patent risk management solutions, then wide market adoption of our solution will not develop, or it may develop more slowly than we expect. Either scenario would adversely affect our operating results in a significant way. Factors that may negatively affect wide market acceptance of our solution, as well as our ability to obtain new clients and renew existing clients, include:

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

The success of our business depends on clients renewing their subscription agreements, and we do not have an adequate operating history to predict the rate of membership renewals. Any significant decline in our membership renewals could harm our operating results.
Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. The weighted-average term of our subscription agreements in effect as of June 30, 2013 was 2.6 years. As our overall membership base grows, we expect our renewal rate to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements may decrease. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

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

We have invested management time and resources into developing products designed to provide insurance against NPE patent infringement claims. We have little prior experience in designing or providing insurance products. If we are not successful in selling a significant amount of these insurance products, we will not realize the anticipated benefit of these investments, which could have an adverse effect on our growth prospects, and our business may be harmed.
We have invested management time and financial resources in the development of products designed to provide insurance against NPE patent claims. We have also provided capital to develop and operate this business. We have little prior experience in designing insurance products, operating an insurance business, attracting policyholders or establishing the pricing or terms of insurance policies. We cannot assure you that our patent insurance products will appeal to a sufficient number of our existing clients or attract enough new clients to build a sustainable insurance business. If we are unsuccessful in managing this business, we may not realize the anticipated benefits of our investments of capital and management attention, which could have an adverse effect on our financial performance and growth prospects and our business may be harmed.

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
Our patent risk management business model is new and therefore our accounting and tax treatment has limited precedent. The determination of patent asset amortization expense for financial and income tax reporting requires estimates and judgments on the part of management. Some of our patent asset acquisitions are complex, requiring additional estimates and judgments on the part of our management. From time to time, we evaluate our estimates and judgments; however, such estimates and judgments are, by their nature, subject to risks, uncertainties and assumptions, and factors may arise that lead us to change our estimates or judgments. If this or any other changes occur, our operating results may be adversely affected. Furthermore, if the accounting or tax treatment is challenged, we may be required to spend considerable time and expense defending our position and we may be unable to successfully defend our accounting or tax treatment, any of which could adversely affect our business and operating results.

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
We receive a significant amount of our revenue from a limited number of clients. For example, during the six months ended June 30, 2013, our 10 highest revenue-generating clients accounted for approximately 29% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients chooses not to renew its membership, or if our subscription fees from one of these clients decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

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
On September 1, 2012, Geoffrey T. Barker transitioned from his former position as Chief Operating Officer to a strategic role as an Executive Director. In addition, during the three months ended June 30, 2013, Ned Segal was appointed Chief Financial Officer. As a result of these changes in personnel and positions, the members of our management team have assumed new responsibilities. Our ability to execute our business plan will depend in part on our ability to successfully integrate our new Chief Financial Officer into the management team and our management team’s ability to develop new working relationships and adapt to changing responsibilities. Our stock price will also depend in part on our investors’ confidence in our new management team. Any actual or perceived inability of our management team to execute our business plan could have an adverse effect on our future growth, operating results and stock price.

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
As of June 30, 2013, we had secured quota share reinsurance for 50% of the risk underwritten through our NPE insurance product offering. The availability and cost of reinsurance are subject to prevailing market conditions that are beyond our control. No assurances can be made that reinsurance will remain continuously available to us in amounts that we consider sufficient and at rates that we consider acceptable, which would cause us to increase the amount of risk we retain, reduce the amount of business we underwrite or look for alternatives to reinsurance. This, in turn, could have a material adverse effect on our financial condition or results of operations.

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

Our three largest stockholders and our directors and executive officers, in the aggregate, own approximately 26% of our outstanding common stock and will be able to exercise substantial influence over all matters requiring stockholder approval. This concentration of ownership limits your ability to influence corporate matters.
As of June 30, 2013, affiliates of Charles River Ventures, KPCB Holdings, Inc. and affiliates of Index Ventures each beneficially owned approximately 7%, 6% and 5%, respectively, of our outstanding common stock, and our directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately an additional 8% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. In addition, each of Index Ventures, Charles River Ventures and KPCB Holdings, Inc. currently has a representative on our Board of Directors.

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

As of June 30, 2013, some of our existing stockholders have demand and piggyback rights to require us to register with the SEC approximately 13,000,000 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of RPX Corporation	S-1	333-171817	3.2	1/21/2011

3.2	Amended and Restated Bylaws of RPX Corporation	S-1/A	333-171817	3.4	4/18/2011

10.1	Employment Offer Letter between RPX Corporation and Ned Segal dated February 7, 2013	8-K	001-35146	10.1	2/12/2013

10.2	Separation Agreement between RPX Corporation and Adam Spiegel dated March 7, 2013	8-K	001-35146	10.1	3/13/2013

10.3	Amended and Restated RPX Corporation Compensation Program for Non-Employee Directors					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS+	XBRL Instance Document					X

101.SCH+	XBRL Taxonomy Extension Schema Document					X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPX CORPORATION
(Registrant)

Date: August 7, 2013	By:	/s/ JOHN A. AMSTER
John A. Amster
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2013	By:	/s/ NED SEGAL
Ned Segal
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)