Form 10-Q
period 2013-09-30
RPX Corp
filed 2013-11-06
CIK 1509432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————
FORM 10-Q
————————————————
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
There were 52,474,936 shares of the registrant’s common stock issued and outstanding as of October 31, 2013.

RPX Corporation
Form 10-Q Quarterly Report
————————————————

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RPX Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$132,614	$73,638
Short-term investments	144,993	126,092
Restricted cash	364	—
Accounts receivable	19,885	25,144
Other receivables	—	33,775
Prepaid expenses and other current assets	9,733	5,237
Deferred tax assets	8,824	7,658
Total current assets	316,413	271,544
Patent assets, net	210,658	199,314
Property and equipment, net	4,790	3,144
Intangible assets, net	2,088	3,226
Goodwill	16,460	16,460
Restricted cash, less current portion	1,454	—
Other assets	774	279
Total assets	$552,637	$493,967

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$711	$568
Accrued liabilities	7,050	7,206
Deferred revenue	101,801	101,249
Deferred payment obligations	500	500
Other current liabilities	6,322	1,813
Total current liabilities	116,384	111,336
Deferred revenue, less current portion	3,429	3,122
Deferred tax liabilities	17,091	18,108
Other liabilities	3,142	1,142
Total liabilities	140,046	133,708
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	299,995	281,530
Retained earnings	112,533	78,744
Accumulated other comprehensive income (loss)	58	(20)
Total stockholders’ equity	412,591	360,259
Total liabilities and stockholders’ equity	$552,637	$493,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$58,554	$47,044	$177,229	$146,131
Cost of revenue	29,766	21,980	78,130	60,508
Selling, general and administrative expenses	15,584	13,147	45,793	39,903
(Gain) loss on sale of patent assets, net	—	—	126	(177)
Operating income	13,204	11,917	53,180	45,897
Other income, net	56	65	170	92
Income before provision for income taxes	13,260	11,982	53,350	45,989
Provision for income taxes	4,863	4,392	19,561	17,130
Net income	$8,397	$7,590	$33,789	$28,859

Net income available to common stockholders:
Basic	$8,395	$7,556	$33,767	$28,378
Diluted	$8,395	$7,557	$33,767	$28,399
Net income available to common stockholders per common share:
Basic	$0.16	$0.15	$0.65	$0.57
Diluted	$0.16	$0.14	$0.63	$0.55
Weighted-average shares used in computing net income available to common stockholders per common share:
Basic	52,267	50,457	51,751	49,410
Diluted	54,055	52,127	53,415	51,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$8,397	$7,590	$33,789	$28,859
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains arising during the period	20	38	77	34
Less: reclassification adjustment for (gains) losses included in net income	—	(11)	1	(12)
Net unrealized gains (losses) on available-for-sale securities, net of tax	20	27	78	22
Comprehensive income	$8,417	$7,617	$33,867	$28,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$33,789	$28,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,767	61,208
Stock-based compensation	12,081	7,493
Excess tax benefit from stock-based compensation	(2,752)	(5,796)
Imputed interest on deferred payment obligations	—	94
(Gain) loss on sale of patent assets	126	(177)
Amortization of premium on investments	4,496	3,773
Deferred taxes	(2,772)	(1,534)
Other	13	(19)
Changes in assets and liabilities:
Accounts receivable	5,259	3,163
Other receivables	33,775	—
Prepaid expenses and other assets	(6,392)	5,874
Deposit	—	(10,000)
Accounts payable	143	225
Accrued and other liabilities	1,134	(2,856)
Deferred revenue	859	(9,642)
Net cash provided by operating activities	156,526	80,665
Cash flows from investing activities
Purchases of investments classified as available-for-sale	(134,155)	(150,227)
Maturities of investments classified as available-for-sale	115,122	153,920
Sales of investments classified as available-for-sale	1,099	—
Business acquisition	—	(45,765)
(Increase) decrease in restricted cash	(1,818)	647
Purchases of intangible assets	—	(52)
Purchases of property and equipment	(2,073)	(1,626)
Acquisitions of patent assets	(82,751)	(65,056)
Proceeds from sale of patent assets	100	200
Net cash used in investing activities	(104,476)	(107,959)
Cash flows from financing activities
Repayments of principal on deferred payment obligations	—	(5,150)
Proceeds from other obligations	—	500
Proceeds from exercise of stock options and other common stock issuances	4,174	2,839
Excess tax benefit from stock-based compensation	2,752	5,796
Net cash provided by financing activities	6,926	3,985
Net increase (decrease) in cash and cash equivalents	58,976	(23,309)
Cash and cash equivalents at beginning of period	73,638	106,749
Cash and cash equivalents at end of period	$132,614	$83,440
Non-cash investing and financing activities
Change in patent assets purchased and accrued but not paid	$3,400	$250
Change in fixed assets purchased and accrued but not paid	681	—
Change in other assets purchased and accrued but not paid	500	565
Intangible assets received in barter transactions	—	54
The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Nature of Business
RPX Corporation (also referred to herein as “RPX” or the “Company”) helps companies reduce patent-related risk and expense by providing a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. The core of the Company’s solution is defensive patent aggregation, in which it acquires patents or licenses to patents that are being or may be asserted against the Company’s current or prospective clients. The Company may occasionally enter into agreements to acquire covenants not to sue in order to further mitigate its clients’ litigation risk. The acquired patents, licenses to patents and agreements for covenants not to sue are collectively referred to as “patent assets.” The Company’s clients pay an annual subscription fee and in return, receive a license from the Company to substantially all of its patent assets and access to its proprietary patent market intelligence and data. In addition to the Company’s core solution, in August 2012, the Company began underwriting patent infringement liability insurance policies to insure against certain costs of litigation from non-practicing entities (“NPEs”). As of and for the three and nine months ended September 30, 2013, the effect of the insurance policies that have been issued was not material to the Company’s results of operations or financial condition.
2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of September 30, 2013, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012, are unaudited. The condensed consolidated balance sheet as of December 31, 2012 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on March 11, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, necessary to state fairly the results of the interim periods have been included in the accompanying financial statements. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any subsequent interim period or for the year ending December 31, 2013.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments in ASU 2012-02 are effective for the Company’s interim and annual fiscal periods beginning January

1, 2013. The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements. As of September 30, 2013, the date of the Company’s 2013 annual assessment, the Company’s implied fair value was substantially in excess of its net book value, including goodwill. As such, the Company did not recognize an impairment charge during the three months ended September 30, 2013.

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

The following table presents the calculation of basic and diluted net income per share available to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income available to common stockholders:
Numerator:
Basic:
Net income	$8,397	$7,590	$33,789	$28,859
Allocation of net income to participating stockholders	(2)	(34)	(22)	(481)
Net income available to common stockholders – basic	$8,395	$7,556	$33,767	$28,378
Diluted:
Net income available to common stockholders – basic	$8,395	$7,556	$33,767	$28,378
Undistributed earnings re-allocated to common stockholders	—	1	—	21
Net income available to common stockholders – diluted	$8,395	$7,557	$33,767	$28,399
Denominator:
Basic shares:
Weighted-average shares used in computing basic net income available to common stockholders	52,267	50,457	51,751	49,410
Diluted shares:
Weighted-average shares used in computing basic net income available to common stockholders	52,267	50,457	51,751	49,410
Dilutive effect of stock options and restricted stock units using treasury-stock method	1,788	1,670	1,664	2,301
Weighted-average shares used in computing diluted net income available to common stockholders	54,055	52,127	53,415	51,711
Net income per common share available to common stockholders:
Basic	$0.16	$0.15	$0.65	$0.57
Diluted	$0.16	$0.14	$0.63	$0.55

For the three and nine months ended September 30, 2013 and 2012, the following securities were not included in the calculation of diluted shares outstanding, as the effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average:
Stock options outstanding	1,059	2,927	1,360	1,508
Restricted stock units outstanding	143	483	255	378
Shares of common stock subject to repurchase	13	227	34	838

4.	Fair Value Measurements
The following tables present the financial assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Fair Value	Level 1	Level 2
Cash equivalents
Commercial paper	$56,198	$—	$56,198
Money market funds	24,534	24,534	—
Municipal bonds	3,127	—	3,127
	$83,859	$24,534	$59,325

Short-term investments
Municipal bonds	$128,573	$—	$128,573
Corporate bonds	7,922	—	7,922
Commercial paper	5,497	—	5,497
U.S. government and agency securities	3,001	—	3,001
	$144,993	$—	$144,993

	December 31, 2012
	Fair Value	Level 1	Level 2
Cash equivalents
Commercial paper	$19,800	$—	$19,800
Money market funds	14,670	14,670	—
U.S. government and agency securities	9,000	—	9,000
Municipal bonds	3,992	—	3,992
	$47,462	$14,670	$32,792

Short-term investments
Municipal bonds	$105,515	$—	$105,515
Commercial paper	13,697	—	13,697
Corporate bonds	6,880	—	6,880
	$126,092	$—	$126,092

As of September 30, 2013 and December 31, 2012, the Company did not use level 3 inputs to measure financial assets or liabilities at fair value.

5.	Short-term Investments
The following table summarizes the Company’s investments in available-for-sale securities as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Municipal bonds	$128,517	$56	$—	$128,573
Corporate bonds	7,920	2	—	7,922
Commercial paper	5,497	—	—	5,497
U.S. government and agency securities	3,001	—	—	3,001
	$144,935	$58	$—	$144,993

	December 31, 2012
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Municipal bonds	$105,536	$1	$(22)	$105,515
Commercial paper	13,697	—	—	13,697
Corporate bonds	6,880	—	—	6,880
	$126,113	$1	$(22)	$126,092

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity within accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in other income, net in the Company’s condensed consolidated statements of operations and have not been material for all periods presented.

The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of September 30, 2013 and December 31, 2012. As of September 30, 2013, no individual securities incurred continuous unrealized losses for greater than 12 months.

6.	Patent Assets, Net
Patent assets, net, consisted of the following (in thousands):

	December 31, 2012	Additions	Disposals	September 30, 2013
Patent assets	$403,875	$86,151	$(850)	$489,176
Accumulated amortization	(204,561)	(74,479)	522	(278,518)
Patent assets, net	$199,314			$210,658

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors, and software. The Company amortizes each acquired portfolio of patent assets on a straight-line basis over its estimated economic useful life. As of September 30, 2013, the estimated economic useful lives of the Company’s patent assets generally ranged from 24 to 60 months. As of September 30, 2013, the weighted-average estimated economic useful life at the time of acquisition of all patent assets acquired since the Company’s inception, excluding fully amortized patent assets, was 44 months.

The following table summarizes the expected future annual amortization expense of patent assets as of September 30, 2013 (in thousands):

2013 (remainder)	$25,715
2014	81,411
2015	59,348
2016	33,553
2017	9,263
Thereafter	1,368
Total estimated future amortization expense	$210,658

Amortization expense was $28.2 million and $21.5 million for the three months ended September 30, 2013 and 2012, respectively, and $74.5 million and $59.2 million for the nine months ended September 30, 2013 and 2012, respectively.

7.	Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Internal-use software	$3,980	$3,078
Computer, equipment and software	1,074	960
Furniture and fixtures	675	662
Leasehold improvements	88	162
Construction-in-progress	1,794	15
Total property and equipment, gross	7,611	4,877
Less: Accumulated depreciation and amortization	(2,821)	(1,733)
Total property and equipment, net	$4,790	$3,144

Depreciation and amortization expense was $0.4 million for both the three months ended September 30, 2013 and 2012, and $1.2 million and $0.9 million for the nine months ended September 30, 2013 and 2012, respectively. Stock-based compensation capitalized as part of the cost of internal-use software was nil and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, and nil and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively.

8.	Intangible Assets, Net
Intangible assets, net, as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013			December 31, 2012
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,890	$(1,047)	$843	$1,890	$(637)	$1,253
Proprietary data and models	1,500	(544)	956	1,500	(264)	1,236
Developed technology	728	(564)	164	728	(380)	348
Covenant not to compete	480	(411)	69	480	(222)	258
Customer relationships	250	(194)	56	250	(132)	118
Other intangible assets	1,450	(1,450)	—	1,450	(1,450)	—
Intangible assets in-progress	—	—	—	13	—	13
Total intangible assets, net	$6,298	$(4,210)	$2,088	$6,311	$(3,085)	$3,226

The estimated future amortization expenses for intangible assets as of September 30, 2013 are summarized below (in thousands):

2013 (remainder)	$369
2014	906
2015	625
2016	188
Total estimated future amortization expense	$2,088

Amortization expense was $0.3 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively, and $1.1 million for both the nine months ended September 30, 2013 and 2012.

9.	Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued payroll-related expenses	$5,044	$6,567
Accrued expenses	2,006	639
Total accrued liabilities	$7,050	$7,206

Patent and other assets purchased but not paid	$5,000	$1,100
Other current liabilities	1,322	713
Total other current liabilities	$6,322	$1,813

10.	Commitments and Contingencies
Operating Lease Commitments
The Company generally does not enter into long-term minimum purchase commitments. Its principal long-term commitments consist of obligations under operating leases for office space. There were no substantial changes to its contractual obligations or commitments during the nine months ended September 30, 2013 as presented under the heading “Commitments and Contingencies” in Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” included in the Annual Report on Form 10-K for its fiscal year ended December 31, 2012.

Rent expense related to non-cancelable operating leases was $1.1 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively, and $2.5 million and $1.8 million for the nine months ended September 30, 2013 and 2012, respectively.

Litigation
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or legal contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or legal contingencies was recorded as of September 30, 2013 or December 31, 2012.

In June 2013, Kevin O’Halloran, as Trustee of the Liquidating Trust of Teltronics, Inc. (the “Debtor”), filed a complaint in the U.S. Bankruptcy Court for the Middle District of Florida against the Company and Harris Corporation (the “Defendants”).  The complaint alleges that the Defendants are liable under federal and state bankruptcy law regarding fraudulent transfers for the value of a patent portfolio purchased by the Company from Harris Corporation pursuant to an agreement entered into in January 2009, and within four years of the date the Debtor filed its petition in bankruptcy.  The Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can it estimate the potential loss or range of the potential loss that may result from this litigation.

In February 2013, Volkswagen Group of America, Inc. (“Volkswagen”) filed a third-party complaint against the Company as part of an existing patent infringement lawsuit in the U.S. District Court for the Eastern District of Texas that was originally filed by Norman IP Holdings, LLC (“Norman”) and in which Volkswagen is a defendant. The complaint relates to a patent license and acquisition transaction that the Company entered into with Norman and Saxon Innovations, LLC (“Saxon”) in January 2010. The

claims allege that the Company, together with Norman and Saxon, violated federal antitrust law and Texas antitrust law. Volkswagen seeks declaratory relief, unspecified monetary damages, and injunctive relief.  The Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can it estimate the range of the potential loss that may result from this litigation.

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

Guarantees and Indemnifications
The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2013 or December 31, 2012. The Company has no reason to believe that there is any material liability related to such indemnification provisions. The Company does not indemnify its clients for patent infringement.

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

Reserves for Known and Incurred But Not Reported Claims
In August 2012, the Company began offering insurance to cover certain costs of litigation brought against its insured clients by NPEs.  As of September 30, 2013, the Company has a total of 23 active policies and has recorded a reserve for known and incurred but not reported claims that represent estimated claim costs and related expenses. Such estimates are based on individual case estimates for the reserve for known and incurred but not reported claims and estimates of incurred but not reported losses. The financial statement impact of the reserve for known and incurred but not reported claims was not material to the Company’s results of operations for the three and nine months ended September 30, 2013 or financial condition as of September 30, 2013.
The Company regularly reviews loss reserves using a variety of actuarial techniques and updates them as its loss experience develops. Any changes in estimates are reflected in the Company’s operating results for the period in which the estimates are changed.

Patent Asset Purchase Commitments
During the three months ended September 30, 2013, the Company entered into various agreements to acquire patent assets for an aggregate purchase price of $7.1 million. Pursuant to these agreements, the Company paid the applicable purchase price and acquired the patent assets in October 2013.

11.	Stockholders’ Equity
Equity Plans
A summary of the Company’s activity under its equity award plans and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2012	3,023	5,710	$8.85
Shares authorized	1,000	—	—
Options granted	(100)	100	13.26
Options exercised	—	(1,060)	3.92
Options forfeited	416	(416)	11.13
Restricted stock units granted	(2,256)	—	—
Restricted stock units forfeited	350	—	—
Balance - September 30, 2013	2,433	4,334	$9.94	7.2	$35,624
Vested and exercisable - September 30, 2013		2,065	$10.28	7.0	$17,080
Vested and expected to vest - September 30, 2013		4,087	$9.95	7.2	$33,674

The total intrinsic value for options exercised during the three months ended September 30, 2013 and 2012 was $2.6 million and $3.2 million, respectively, and $11.3 million and $21.9 million for options exercised during the nine months ended September 30, 2013 and 2012, respectively.

Restricted Stock Units
The summary of restricted stock unit activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested units - December 31, 2012	471	$17.27
Granted	2,256	11.26
Vested	(301)	13.77
Forfeited	(350)	12.13
Non-vested units - September 30, 2013	2,076	12.11	$36,423

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

There were no stock options granted to employees or non-employee directors during the three months ended September 30, 2013 or 2012. The weighted-average assumptions used to estimate the fair value of stock options granted to employees and non-employee directors during the nine months ended September 30, 2013 and 2012 and the resulting fair values are as follows:

	Nine Months Ended September 30,
	2013	2012
Dividend yield	—%	—%
Risk-free rate	0.93%	1.11%
Expected volatility	61%	61%
Expected term (in years)	6.1	6.0
Grant date fair value	$7.39	$9.02

The fair value of restricted stock units granted to employees and non-employee directors is measured by reference to the fair value of the underlying shares on the date of grant.

Stock-based compensation expense related to stock options granted to employees and non-employee directors was $1.8 million for both the three months ended September 30, 2013 and 2012, and $6.7 million and $5.7 million for the nine months ended September 30, 2013 and 2012, respectively. Stock-based compensation expense related to restricted stock units granted to employees and non-employee directors was $2.1 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively, and $5.1 million and $1.5 million for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, there was $12.4 million and $23.3 million of unrecognized compensation cost related to stock options and restricted stock units, respectively, which was expected to be recognized over a weighted-average period of 2.2 years and 3.1 years, respectively.

Stock-Based Compensation Related to Non-Employees
The Company periodically grants equity awards to non-employees in exchange for goods and services. No awards were granted to non-employees in exchange for goods and services during the three or nine months ended September 30, 2013 and 2012, respectively.

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

Non-employee stock-based compensation expense related to stock options was $0.1 million for both the three months ended September 30, 2013 and 2012, and $0.2 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively. Non-employee stock-based compensation expense related to restricted stock units was nil and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, and $0.2 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively.

12.	Income Taxes
The Company uses an estimated annual effective tax rate based upon a projection of its annual fiscal year results to measure the income tax benefit or expense recognized in each interim period. The Company’s effective tax rate, including the impact of discrete benefit items, was 37% for each of the three and nine months ended September 30, 2013 and 2012.

The Company’s 2010 tax year is currently under examination by the State of California Franchise Tax Board. The Company does not expect a material impact on its consolidated financial statements as a result of this examination. The 2010 through 2012 tax periods remain open to examination by the Internal Revenue Service and the 2009 through 2012 tax periods remain open to examination by most state tax authorities. For the Company’s foreign jurisdictions, the 2009 through 2012 tax years remain open to examination by their respective tax authorities.

13.	Related-Party Transactions
During the three and nine months ended September 30, 2013, four members of the Company’s Board of Directors also served on the boards of directors of RPX clients. During the three and nine months ended September 30, 2012, two members of the Company’s Board of Directors also served on the boards of directors of RPX clients. The Company recognized subscription revenue from these clients in the amount of $1.3 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively, and $3.8 million and $2.5 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, there were no receivables due from these clients.

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

The following table presents revenue by location and revenue generated by country as a percentage of total revenue for the applicable period, for countries representing 10% or more of revenues for any of the periods presented (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
United States	$35,842	61%	$26,974	57%	$108,445	61%	$82,066	56%
Japan	9,531	16	10,226	22	29,623	17	29,600	20
Other	13,181	23	9,844	21	39,161	22	34,465	24
Total revenue	$58,554	100%	$47,044	100%	$177,229	100%	$146,131	100%

Long-lived asset information by location is presented below (in thousands):

	September 30, 2013	December 31, 2012
United States	$4,769	$3,116
Japan	21	28
Total long-lived assets	$4,790	$3,144

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

During the nine months ended September 30, 2013, our revenue grew to $177.2 million from $146.1 million for the nine months ended September 30, 2012. Our client count increased by 20 clients bringing our total client network to 160 as of September 30, 2013. At September 30, 2013, we had deferred revenue of $105.2 million.

We believe that our acquisitions of patent assets are a key driver of the value that we create for our clients. We measure patent asset acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated and structured acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital. During the nine months ended September 30, 2013, we completed 28 acquisitions of patent assets and our gross and net acquisition spend totaled $91.1 million and $86.1 million, respectively. From our inception through September 30, 2013, we have completed 148 acquisitions of patent assets with gross and net acquisition spend of $714.6 million and $492.5 million, respectively.

During the nine months ended September 30, 2013, we completed a divestiture of a patent asset portfolio in the open market. This divestiture had an immaterial impact to our results of operations and financial condition.  We expect to divest patent portfolios as a normal part of our business, and these divestitures will result in a gain or loss in the period in which the transaction occurs. The gain or loss is based on the sale price relative to the carrying value of the patent assets divested.

Insuring against the costs of non-practicing entity (“NPE”) litigation is a natural extension of our core defensive patent acquisition service. In August 2012, we started to offer NPE patent infringement liability insurance, which is a liability insurance policy for operating companies that covers certain costs associated with patent infringement lawsuits by NPEs. The insurance product complements our core defensive patent acquisition service, enabling policyholders, who must be members of our client network, to better manage and mitigate the risk of NPE patent litigation. As of and for the three and nine months ended September 30, 2013, the effect of the insurance policies that have been issued was not material to our results of operations or financial condition.

Key Components of Results of Operations
Revenue
Subscription revenue includes membership subscription services and premiums earned from insurance policies. Historically, the majority of our revenue has consisted of fees paid by our clients under subscription agreements. Subscription revenue will be positively or negatively impacted by the financial performance of our clients since their subscription fees typically reset annually based upon their most recently reported annual financial results. In August 2012, we launched our insurance product and we started to recognize revenue from insurance premiums. Although we expect this revenue to increase as we sell more policies in the future, for the three and nine months ended September 30, 2013, revenue from insurance premiums was not material to the Company’s results of operations. We also recognize revenue from the sale of licenses and advisory fee income in connection with structured acquisitions, which we collectively refer to as fee-related revenue. In the future, we may receive other revenue and fee income from newly introduced products and services. While we expect to continue to experience revenue growth on an annual basis, we do not believe that our rate of growth since inception is representative of anticipated future revenue growth.

Cost of Revenue
Cost of revenue primarily consists of amortization expenses related to acquired patent assets. Acquired patent assets are capitalized and amortized ratably over their estimated useful lives. Also included in the cost of revenue are expenses incurred to maintain our patents and prosecute our patent applications and amortization expense for acquired intangible assets and internally developed software. With the launch of our insurance offering in August 2012, cost of revenue also includes premiums ceded to reinsurers and loss reserves. We expect our cost of revenue to increase in the future as we add additional patent assets to our existing portfolio to support our existing and future clients and as our insurance business grows. Our cost of revenue is primarily driven by the amortization of previously acquired patent assets, which are typically amortized over an estimated useful life of 24 to 60 months. However, from time to time, we may acquire patent assets with an estimated useful life that is significantly less than the historical weighted-average of patent assets previously acquired, resulting in increased patent asset amortization expense in immediate periods following acquisition.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of salaries and related expenses, including stock-based compensation expense, cost of marketing programs, legal costs, professional fees, travel costs, facility costs and other corporate expenses. We expect that in the foreseeable future, as we seek to serve more clients and develop new products and services, selling, general and administrative expenses will increase.

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

There have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2013, as compared to those described in our Annual Report on Form 10-K filed with the SEC on March 11, 2013.

Results of Operations
The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$58,554	$47,044	$177,229	$146,131
Cost of revenue	29,766	21,980	78,130	60,508
Selling, general and administrative expenses	15,584	13,147	45,793	39,903
(Gain) loss on sale of patent assets, net	—	—	126	(177)
Operating income	13,204	11,917	53,180	45,897
Other income, net	56	65	170	92
Income before provision for income taxes	13,260	11,982	53,350	45,989
Provision for income taxes	4,863	4,392	19,561	17,130
Net income	$8,397	$7,590	$33,789	$28,859

The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	100%	100%	100%	100%
Cost of revenue	51	47	44	41
Selling, general and administrative expenses	27	28	26	27
(Gain) loss on sale of patent assets, net	—	—	—	—
Operating income	22	25	30	32
Other income, net	—	—	—	—
Income before provision for income taxes	22	25	30	32
Provision for income taxes	8	9	11	12
Net income	14%	16%	19%	20%

Revenue
Our revenue for the three months ended September 30, 2013 was $58.6 million compared to $47.0 million during the same period a year ago, an increase of $11.5 million, or 24%. Subscription revenue, which includes membership subscription services and premiums earned from insurance policies, for the three months ended September 30, 2013 was $57.8 million compared to $47.0 million for the three months ended September 30, 2012, an increase of $10.8 million, or 23%. The increase in subscription revenue was attributable to an increase in membership fees, which was composed of $8.8 million from new clients who joined our network subsequent to September 30, 2012 and $2.0 million from clients who joined our network prior to September 30, 2012. As of September 30, 2013 we had a total client network of 160 companies as compared to 128 as of September 30, 2012. Revenue for the three months ended September 30, 2013 also included $0.7 million of fee-related revenue, as compared to nil in the same period in 2012.

Our revenue for the nine months ended September 30, 2013 was $177.2 million compared to $146.1 million during the same period a year ago, an increase of $31.1 million, or 21%. Subscription revenue for the nine months ended September 30, 2013 was $166.8 million compared to $136.7 million for the nine months ended September 30, 2012, an increase of $30.1 million, or 22%. The increase in subscription revenue was attributable to an increase in membership fees, which was composed of $17.6 million from new clients who joined our network subsequent to September 30, 2012 and $12.5 million from clients who joined our network prior to September 30, 2012. Revenue for the nine months ended September 30, 2013 also included $10.4 million of fee-related revenue, as compared to $9.4 million in the same period in 2012.

Cost of Revenue
Our cost of revenue for the three months ended September 30, 2013 was $29.8 million compared to $22.0 million during the same period a year ago, an increase of $7.8 million, or 35%. The increase was primarily attributable to a $6.7 million increase in patent amortization expense and a $0.7 million increase in the provision for known and incurred but not reported claims from our liability insurance policy business. The increase in patent amortization expense was a result of an increase in our patent assets and a shorter amortization period for certain patent assets acquired during the three months ended September 30, 2013. The weighted-average estimated economic useful life at the time of acquisition of the patent assets acquired during the three months ended September 30, 2013 was 30 months compared to the 44 months weighted-average estimated economic useful life of the patent assets acquired since inception, excluding fully amortized patent assets.

Our cost of revenue for the nine months ended September 30, 2013 was $78.1 million compared to $60.5 million during the same period a year ago, an increase of $17.6 million, or 29%. The increase was primarily attributable to a $15.3 million increase in patent amortization expense and a $0.5 million increase in patent maintenance and prosecution expenses, as a result of an increase in our patent assets and a $1.1 million increase in the provision for known and incurred but not reported claims from our liability insurance policy business. Cost of revenue for the nine months ended September 30, 2013 also included $0.5 million of fees paid to a third-party service provider in connection with our performance of advisory services.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended September 30, 2013 were $15.6 million compared to $13.1 million during the same period a year ago, an increase of $2.4 million, or 19%. The increase was primarily due to a $1.4 million increase in stock-based compensation expense and a $0.5 million increase in rent expense.

Our selling, general and administrative expenses for the nine months ended September 30, 2013 were $45.8 million compared to $39.9 million during the same period a year ago, an increase of $5.9 million, or 15%. The increase was primarily due to a $5.6 million increase in personnel-related costs, including $4.6 million of stock-based compensation expense, attributable to increasing our headcount to 136 as of September 30, 2013 compared to 126 as of September 30, 2012, and a $0.7 million increase in rent expense.

We expect that in the foreseeable future, selling, general and administrative expenses will increase as we seek to serve more clients, develop new products and services, and support our operations.

Provision for Income Taxes
Our provision for income taxes was $4.9 million and $4.4 million for the three months ended September 30, 2013 and 2012, respectively, and $19.6 million and $17.1 million for the nine months ended September 30, 2013 and 2012, respectively. Our effective tax rate, including the impact of discrete benefit items, was 37% for both the three and nine months ended September 30, 2013 and 2012.

Liquidity and Capital Resources
We have financed substantially all of our operations and patent asset acquisitions through the sale of equity securities, subscription fees collected from our clients and patent-seller financing. As of September 30, 2013, we had $132.6 million of cash and cash equivalents and $145.0 million in short-term investments. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future capital needs will depend on many factors, including, among other things, our acquisition of patent assets, addition and renewal of client membership agreements, growth of our insurance business and development of new products and services. We anticipate an increased level of patent acquisition spending as our business grows. Additionally, we may enter into potential investments in, or acquisitions of, complementary businesses which could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$156,526	$80,665
Net cash used in investing activities	(104,476)	(107,959)
Net cash provided by financing activities	6,926	3,985
Increase (decrease) in cash and cash equivalents	$58,976	$(23,309)

Cash Flows from Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2013 was $156.5 million, consisting of adjustments for non-cash items totaling $88.0 million, changes in working capital and non-current assets and liabilities of $34.8 million, and net income of $33.8 million. Non-cash adjustments to net income primarily consisted of $76.8 million of depreciation and amortization, $12.1 million of stock-based compensation, $4.5 million of amortization of premium on investments, partially offset by a reduction of $2.8 million due to excess tax benefit from stock-based compensation and a $2.8 million net decrease in our deferred tax liabilities. The change in working capital resulted primarily from a $33.8 million decrease in other receivables representing the collection of client contributions outstanding as a result of the completion of a syndicated patent acquisition and licensing transaction and a $0.9 million increase in deferred revenue. The increase in deferred revenue was due to $167.7 million in billings to new and existing clients and was partially offset by revenue recognized during the period of $166.8 million. The amount of deferred revenue in any given period varies with the addition of new clients, the mix of payment terms that we offer and the cumulative impact of the timing of invoicing existing clients that have joined our network at various points since our inception.

Cash provided by operating activities for the nine months ended September 30, 2012 was $80.7 million, consisting of net income of $28.9 million; adjustments for non-cash items of $65.0 million primarily due to $61.2 million of depreciation and amortization, $7.5 million of stock-based compensation, $3.8 million of amortization of premium on investments and reduction of $5.8 million due to excess tax benefit from stock-based compensation and a $1.5 million net increase in our deferred tax assets; and a reduction in working capital and non-current assets and liabilities totaling $13.2 million primarily from a $10.0 million increase due to a refundable deposit to a third party, a $2.9 million decrease in accrued liabilities and a $9.6 million decrease in deferred revenue, which was partially offset by a $5.9 million decrease in prepaid expenses and other assets, a $3.2 million decrease in accounts receivable due to collections from our clients. The decrease in deferred revenue is due to $137.0 million of revenue and other adjustments recognized during the period and was partially offset by billings to new and existing clients of $127.4 million.

Cash Flows from Investing Activities
Cash used in investing activities for the nine months ended September 30, 2013 was $104.5 million, of which $82.8 million represented our acquisitions of patent assets, $17.9 million represented net purchases of short-term marketable securities, $2.1 million represented our acquisitions of property and equipment and $1.8 million represented our increase in restricted cash. We expect our cash used in investing activities to increase in the future as we acquire additional patents.

Cash used in investing activities for the nine months ended September 30, 2012 was $108.0 million, of which $65.1 million represented our acquisitions of patent assets, $45.8 million represented our business acquisition of Altitude Capital and $1.6 million represented our acquisitions of property and equipment. The increase was partially offset by $3.7 million in proceeds from net maturities of short-term marketable securities.

Cash Flows from Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2013 was $6.9 million, the result of proceeds from exercise of stock options of $4.2 million and excess tax benefit from stock-based compensation of $2.8 million.

Cash provided by financing activities for the nine months ended September 30, 2012 was $4.0 million, of which $5.8 million was due to excess tax benefit from stock-based compensation and $2.8 million represented proceeds from exercise of stock options. The increase was partially offset by $5.2 million of principal payments for our deferred payment obligations.

Contractual Obligations and Commitments
Operating Lease Commitments
We generally do not enter into long-term minimum purchase commitments. Our principal long-term commitments consist of obligations under operating leases for office space. There were no substantial changes to our contractual obligations or commitments during the nine months ended September 30, 2013 as presented under the heading “Contractual Obligations and Commitments” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the heading “Commitments and Contingencies” in Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012.

Patent Asset Purchase Commitments
During the three months ended September 30, 2013, we entered into various agreements to acquire patent assets for an aggregate purchase price of $7.1 million. Pursuant to these agreements, we paid the applicable purchase price and acquired the patent assets in October 2013.

Off Balance Sheet Arrangements
At September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments in ASU 2012-02 are effective for our interim and annual fiscal periods beginning January 1, 2013. The adoption of ASU 2012-02 did not have a material impact on our consolidated financial statements. As of September 30, 2013, the date of our 2013 annual assessment, our implied fair value was substantially in excess of our net book value, including goodwill. As such, we did not recognize an impairment charge during the three months ended September 30, 2013.

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

Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $277.6 million as of September 30, 2013. Our cash balances deposited in U.S. banks are non-interest bearing and insured up to the FDIC limits. Cash equivalents consist of institutional money market funds, municipal bonds and commercial paper denominated primarily in U.S. Dollars. Interest rate fluctuations affect the returns on our invested funds.

As of September 30, 2013, our short-term investments of $145.0 million were primarily invested in municipal bonds, commercial paper, U.S. government and agency securities and corporate bonds maturing between 90 days and 12 months. As of September 30, 2013, our investments were classified as available-for-sale and, consequently, were recorded at fair value in the condensed consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in the fair value of an asset below its carrying value is other-than-temporary. As of September 30, 2013, we had not recorded an impairment related to our investments in the condensed consolidated statement of operations.

If overall interest rates had changed by 10% during the nine months ended September 30, 2013, the fair value of our investments would not have been materially affected.

Effect of Inflation
We believe that inflation has not had a material impact on our consolidated results of operations for the nine months ended September 30, 2013. There can be no assurance that future inflation will not have an adverse impact on our condensed consolidated results of operations or financial condition.

Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments that approximate their fair values due to their short period of time to maturity. We do not use derivative financial instruments.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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
Refer to Note 10, “Commitments and Contingencies,” in Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is hereby incorporated by reference.

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
Due to our limited operating history, our evolving business model and the unpredictability of our emerging industry, certain of our operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Many of the factors that cause these fluctuations are outside of our control. The amount we spend to acquire patent assets, the characteristics of the assets acquired and the timing of those acquisitions may result in significant quarterly fluctuations in our capital expenditures and our financial results, and the amount and timing of our membership sales may result in significant fluctuations in our cash flow on a quarterly basis. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

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

•	our lengthy and unpredictable membership sales cycle, including delays in potential clients’ decisions whether to subscribe to our solution;

•	changes in the accounting treatment associated with our acquisitions of patent assets, how we amortize those patent assets and how we recognize revenue under subscription agreements;

•	our acquisition of patent assets with a shorter estimated useful life that increases our near-term patent asset amortization expense and decreases our earnings;

•	our inability to effectively develop and implement new solutions that meet client requirements in a timely manner;

•	decreases in our clients’ and prospective clients’ costs of litigating patent infringement claims;

•	our inability to retain key personnel;

•	any significant changes in the competitive dynamics of our market, including new competitors or substantial discounting of services that are viewed by our target market as competitive to ours;

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
We have derived substantially all of our revenue from the sale of memberships to our patent risk management solution and we expect this will continue for the foreseeable future. As a result, widespread acceptance of this solution is critical to our future success. The market for patent risk management solutions is evolving and it is uncertain whether these solutions will achieve and sustain high levels of demand and market acceptance. Our success will depend, to a substantial extent, on the willingness of companies of all sizes to purchase and renew memberships as a way to reduce their patent litigation costs. If companies do not perceive the cost-savings benefits of patent risk management solutions, then wide market adoption of our solution will not develop, or it may develop more slowly than we expect. Either scenario would adversely affect our operating results in a significant way. Factors that may negatively affect wide market acceptance of our solution, as well as our ability to obtain new clients and renew existing clients, include:

•	uncertainty about our ability to significantly reduce patent litigation costs for a particular company;

•	reduced assertions from NPEs or decreased patent licensing fees owed to NPEs;

•	limitations on the ability of NPEs to bring patent claims or limitations on the potential damages recoverable from such claims;

•	reduced cost to our clients of defending patent assertion claims;

•	lack of perceived relevance and value in our existing patent asset portfolio by existing or potential clients;

•	concerns by existing or potential clients about our future ability to obtain rights to patent assets that are being or may be asserted against them;

•	reduced incentives to renew memberships if clients have vested into perpetual licenses in all patent assets that they believe are materially relevant to their businesses;

•	lack of sufficient interest by mid- and small-size companies in our patent risk management or insurance offerings;

•	reduced incentive for companies to become clients because we do not assert our patent assets in litigation;

•	concerns that we might change our current business model and assert our patent assets in litigation;

•	budgetary limitations for existing or potential clients; and

•	the belief that adequate coverage for the risks and expenses we attempt to reduce is available from alternative products or services.

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
Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. The weighted-average term of our subscription agreements in effect as of September 30, 2013 was 2.6 years. As our overall membership base grows, we expect our renewal rate to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements may decrease. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

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
Under many of our existing subscription agreements, our annual subscription fee is based on a published fee schedule applicable to all of our clients that commence their membership while that fee schedule is in effect. Clients under such agreements are able to renew their memberships perpetually under the fee schedule in effect at the time that they became members with periodic adjustments by us only based on changes in the Consumer Price Index. This means that any increases to our fee schedule apply only to clients that join after such increase. Accordingly, we have limited ability to change the economics of our business model with respect to existing clients in response to changes in the market in which we operate. This limited flexibility could have an adverse effect on our operating results. For example, if we increase our operating expenses as a result of changes in our market, we would have very limited ability to increase the subscription fees we charge to our existing clients to offset the increased operating expenses, and our operating results could be adversely affected.

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
We have invested management time and financial resources in the development of products designed to provide insurance against some of the costs resulting from NPE patent claims. We have also provided capital to develop and operate this business. We have little prior experience in designing insurance products, operating an insurance business, attracting policyholders or establishing the pricing or terms of insurance policies. We cannot assure you that our patent insurance products will appeal to a sufficient number of our existing clients or attract enough new clients to build a sustainable insurance business. If we are unsuccessful in managing this business, we may not realize the anticipated benefits of our investments of capital and management attention, which could have an adverse effect on our financial performance and growth prospects and our business may be harmed.

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

If clients do not perceive that the patent assets we acquire are relevant to their businesses, we will have difficulty attracting new clients and retaining existing clients, and our operating results will be harmed. Similarly, if clients are not satisfied with the amount of capital we deploy to acquire patent assets, they may choose not to renew their subscriptions. These risks are greater if we elect to invest a significant amount of our capital in only a few acquisitions of patent assets.

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

In addition to competing for new clients, we also compete to acquire patent assets. Our primary competitors in the market for patent assets are varied and include other entities that seek to accumulate patent assets, including NPEs such as Acacia Research, Intellectual Ventures and IP Navigation. Many of our current or potential competitors have longer operating histories, greater name recognition and significantly greater financial resources than we have. In addition, many NPEs that compete with us to acquire patent assets have complicated corporate structures that include a large number of subsidiaries, so it is difficult for us to know who the ultimate parent entity is and how much capital the related entities have available to acquire patent assets. We also face competition for patent assets from operating companies, including operating companies that are current or prospective clients. Many of these operating companies have significantly greater financial resources than we have and can acquire patent assets at prices that we may not be able to pay.

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
We receive a significant amount of our revenue from a limited number of clients. For example, during the nine months ended September 30, 2013, our 10 highest revenue-generating clients accounted for approximately 27% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients chooses not to renew its membership, or if our subscription fees from one of these clients decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

Following the launch of insurance products for NPE patent infringement claims, we now face the risks associated with operating an insurance business. If we fail to manage these risks, our results of operations and financial condition may be adversely affected.
We recently started to offer insurance products for NPE patent claims, and therefore face new risks associated with the operation of an insurance business. We have no prior experience in operating an insurance business, which includes assuming underwriting risk and setting premiums. There are many estimates and forecasts involved in predicting underwriting risk and setting premiums, many of which are subject to substantial uncertainty and which could cause our expenses and earnings to vary significantly from quarter to quarter. If we do not estimate our underwriting risks and set our premiums successfully, we may incur larger losses on our policies than we expect, which could have an adverse effect on our results of operations and financial condition. Under accounting principles generally accepted in the United States of America, while revenue is recognized ratably, losses are recognized as incurred. This will increase the variability of our operating results until such time as our insurance business operates at scale. Furthermore, the insurance market is highly regulated, so operation of an insurance business will expose us to additional laws and regulations. Compliance with such laws and regulations may be costly, which could affect our results of operations.

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
If Congress, the United States Patent and Trademark Office or courts implement additional legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect the operating results and business model for NPEs. This, in turn, could reduce the value of our solution to our current and potential clients. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards and new procedures for invalidating patents, increased difficulty for parties making patent assertions to obtain injunctions, reductions in the cost to resolve patent disputes and other similar developments could negatively affect an NPE’s ability to assert its patent rights successfully, decrease the revenue associated with asserting or licensing an NPE’s patent rights and increase the cost of bringing patent enforcement actions. As a result, assertions and the threat of assertions by NPEs may decrease. If this occurs, companies may seek to resolve patent claims on an individual basis and be less willing to subscribe to our solution or renew their memberships. Furthermore, even if companies are interested in subscribing to our solution or maintaining their memberships, companies may be unwilling to pay the subscription fees that we propose. Any of these events could result in a material adverse effect on our business and operating results.

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
The patent market is heavily impacted by litigation. As a result, we may be required, by subpoena or otherwise, to participate in patent or other litigation proceedings related to our clients. Our participation in any such proceedings could require us to expend significant resources and could also be perceived as adverse to the interests of our clients or potential clients if we are required to disclose any information about our clients that we have gathered in the course of their memberships. These additional expenditures and potential disclosures could make it more difficult for us to attract new clients and retain existing clients, and our results of operations could be harmed. We may incur significant costs in defending claims made against us and the result may not be favorable. An unfavorable outcome of any claim could result in proliferation of similar claims against us. The expense and disclosure associated with our involvement in litigation could have an adverse effect on our business, prospects, financial condition, operating results and cash flows.

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
Our future success depends on our ability to identify, attract, train, integrate and retain highly qualified technical, sales and marketing, managerial and administrative personnel. In particular, our ability to increase our revenue is dependent on our ability to hire personnel who can identify and acquire valuable patent assets and attract new clients. Competition for highly skilled sales, business development and technical individuals is intense, and we continue to face difficulty identifying and hiring qualified personnel in some areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for hiring experienced employees have greater resources than we have. If we fail to identify, attract, train, integrate and retain highly qualified and motivated personnel, our reputation could suffer, and our business, financial condition and results of operations could be adversely affected.

If we fail to effectively adapt to changes in the company’s management team, our ability to execute our business plan may suffer, which could have an adverse effect on our future growth, operating results and stock price.
In May 2013, Ned Segal assumed the position of Chief Financial Officer. As a result of this and other periodic changes in personnel and positions, the members of our management team must assume new responsibilities. Our ability to execute our business plan will depend in part on the ability of our management team to develop new working relationships and adapt to changing responsibilities. Our stock price will also depend in part on our investors’ confidence in our management team. Any actual or perceived inability of our management team to execute our business plan could have an adverse effect on our future growth, operating results and stock price.

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
As of September 30, 2013, we had secured quota share reinsurance for 50% of the risk underwritten through our NPE insurance product offering. The availability and cost of reinsurance are subject to prevailing market conditions that are beyond our control. No assurances can be made that reinsurance will remain continuously available to us in amounts that we consider sufficient and at rates that we consider acceptable, which would cause us to increase the amount of risk we retain, reduce the amount of business we underwrite or look for alternatives to reinsurance. This, in turn, could have a material adverse effect on our financial condition or results of operations.

Our operations are subject to risks of natural disasters, acts of war, terrorism or widespread illness at our domestic and international locations, any one of which could result in a business stoppage and negatively affect our operating results.
Our business operations depend on our ability to maintain and protect our facility, computer systems and personnel, which are primarily located in the San Francisco Bay Area. The San Francisco Bay Area is in close proximity to known earthquake fault zones. Our facility and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods and similar events. Should earthquakes or other catastrophes such as fires, floods, power outages, communication failures or similar events disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, which stoppage could have a negative effect on our operating results. Acts of terrorism, widespread illness and war could also have a negative effect at our international and domestic facilities and on our operating results.

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

Our three largest stockholders and our directors and executive officers, in the aggregate, own approximately 20% of our outstanding common stock and will be able to exercise substantial influence over all matters requiring stockholder approval. This concentration of ownership limits your ability to influence corporate matters.
As of September 30, 2013, affiliates of Charles River Ventures, KPCB Holdings, Inc. and affiliates of Index Ventures each beneficially owned approximately 4%, 4% and 5%, respectively, of our outstanding common stock, and our directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately an additional 7% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. In addition, each of Charles River Ventures and KPCB Holdings, Inc. currently has a representative on our Board of Directors.

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

As of September 30, 2013, some of our existing stockholders have demand and piggyback rights to require us to register with the SEC approximately 10,000,000 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

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

RPX CORPORATION
(Registrant)

Date: November 6, 2013	By:	/s/ JOHN A. AMSTER
John A. Amster
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2013	By:	/s/ NED SEGAL
Ned Segal
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)