Form 10-K
period 2013-12-31
RPX Corp
filed 2014-03-10
CIK 1509432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————
FORM 10-K
————————————————
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $648.6 million as of June 28, 2013, which is the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The NASDAQ Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded due to the fact that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 52,903,058 shares of the registrant’s common stock issued and outstanding as of February 28, 2014.

Documents Incorporated by Reference:
Portions of the Definitive Proxy Statement for registrant’s 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”), are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2014 Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2013.

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions which, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. Forward-looking statements include statements regarding our business strategies and business model, products, benefits to our clients and competitive position. These statements are based on the beliefs and assumptions of our management based on information currently available. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

PART I.

Item 1.	Business.
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

Our patent risk management solution facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. The core of our solution is defensive patent aggregation, in which we acquire patents and licenses to patents that are being or may be asserted against our current and prospective clients. We then license these patent assets to our clients to protect them from potential patent infringement assertions. We believe our solution allows clients to mitigate patent risk at a lower cost than they would be able to achieve through other approaches. We also provide our clients with access to our proprietary patent market intelligence and data. We refer to patents, licenses to patents, patent rights and acquired covenants not to sue specific companies collectively as “patent assets.”

Our solution offers the following benefits to our clients:

•
Reduced Risk of Patent Litigation – Clients reduce their exposure to patent litigation because we continuously assess patent assets available for sale or license and acquire many that are being or may be asserted against our clients or potential clients. Our clients have no litigation risk related to the patents that we own.

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

Insuring against the cost of non-practicing entity (“NPE”) litigation expense is a natural extension of our core defensive patent aggregation service. In August 2012, we started to offer NPE patent infringement litigation expense insurance, which is a liability insurance policy for operating companies that covers certain costs associated with patent infringement lawsuits by NPEs. The insurance product complements our core defensive patent acquisition service, enabling policyholders, who must be members of our client network, to better manage and mitigate the risk of NPE patent litigation.
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

Patent litigation risk plagues operating companies of all sizes, has the potential to significantly disrupt business activities and distract from normal business operations, and can have a significant adverse financial impact on industry participants. We believe the extensive use of litigation and the threat of litigation prevents efficient transactions between the principal participants in the market: patent owners and operating companies.

Monetization of Patents
Historically, the following fundamental attributes of patents have enabled patent monetization:

•
Patents Provide a Limited Monopoly – In exchange for public disclosure of an invention, a patent owner is granted a monopoly over the use of a patented invention for a specified period, typically 20 years from the filing of the patent application.

•
Patents Confer Negative Rights – Patent rights are negative rights, meaning that they generally enable a patent owner to exclude others from commercial exploitation of a patented invention, regardless of whether the patent owner has the resources to manufacture or commercialize the invention. As the owner of a negative right, a patent owner has recourse through litigation to prevent others from using, making, offering for sale or selling the patented invention. Even when the patented invention is only a component of a broader product or service, the negative right can be enforced against any product or service that incorporates the component.

•
Patents May Be Licensed and are Infinitely Divisible – A patent owner can authorize the use of the patented invention by one or more parties, typically in exchange for licensing fees. There is no legal limit to the amount of licenses a patent owner can provide to market participants.

•
Patents Are Assets That Can Be Transferred – A patent can be sold, in which case the negative right and monopoly associated with the patented invention are transferred to the buyer. When a patent is sold, the buyer’s negative rights may be constrained by licenses granted by previous owners.

More recently, several developments have increased opportunities for patent monetization and created an environment that is more favorable to investing in patents for the purpose of generating financial returns. These developments include:

•
Improved Search Capabilities – The entire database of United States patents is searchable on the Internet, enabling patent investors to quickly identify patents and their owners. The Internet also makes it much easier for patent owners to identify and research products and services that may relate to their patents.

•	Increasing Rate of Issuance of Technology Patents – Patents issued with class code identifiers that we classify as technology-related patents have more than doubled in the past 10 years.

•
Overlap of Technology Patents – Because inventors can patent incremental improvements to existing inventions, multiple patents can apply to individual components of a product or service. Consequently, multiple patent owners may seek to extract license fees related to a single product or service. One example of this overlap of patents is semiconductor technology known as DRAM. Today, there are several thousand issued United States patents with “DRAM” specifically listed as a claim element. These DRAM patents span design, fabrication, testing and component technology including dies, capacitors, memory cells, transistors, integrated circuits, substrates and packaging. Each of those aspects may be covered by multiple patents that could be infringed by a DRAM semiconductor device or downstream product. Potential infringement of these patents could occur by anyone who designs, makes, uses or sells a product using this technology.

•
Technology Convergence – Modern products and services incorporate numerous technology components, such as the evolution of mobile devices. This growth can be attributed to the expanded set of features and functionality incorporated in today’s smartphones, including touchscreens, Internet access, streaming video, media playback, application store readiness and other web-based services, and Wi-Fi connectivity options.

•
More Companies Employing Patented Technologies – A growing number of companies, including non-technology companies, make, use and sell products or services that utilize patented inventions. For example, consumer banks now offer online and mobile banking and bill pay as a standard feature, which rely on numerous complex technologies that may be subject to many patents.

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

Emergence and Growth of NPEs
NPEs do not create or sell products or services, but instead monetize patents through licensing and litigation. Some NPEs obtain patents through their own research and development efforts, while others accumulate patents through acquisitions. NPEs have become a major factor in the patent market and an important source of liquidity for patent owners.

Operating companies can incur significant costs to defend themselves against patent assertions by NPEs. At a minimum, companies faced with an assertion letter typically respond to the assertion letter and evaluate the patents being asserted. If the assertion proceeds to trial, costs grow substantially. NPEs generally do not create or sell their own products or services and therefore are not susceptible to counter assertion, a common defensive strategy in patent disputes between operating companies.

We believe that the amount of capital raised by NPEs is currently in the billions of dollars. Some of the large awards and settlements received by NPEs have resulted in extensive media coverage, contributing to a significant influx of capital into the patent market. As of December 31, 2013, we have identified in excess of 3,000 unique NPE plaintiffs that have been active since 2005. In addition, many individual inventors and universities are also using litigation or threat of litigation to monetize patents.
Our Solution and Benefits to Our Clients
We have pioneered an approach to help operating companies mitigate and manage patent risk and expense by serving as an intermediary through which they can participate more efficiently in the patent market. Operating companies that join our network pay an annual subscription fee and gain access to our patent risk management solutions. The subscription fee is typically based on a fee schedule that is tied to a client’s revenue or operating income and remains in place over the life of a membership, with adjustments limited to Consumer Price Index increases. By offering a fee schedule that does not change based on our patent asset acquisitions, we divorce the amount of fees charged from the value of our patent assets. We believe our pricing structure creates an alignment of interests with our clients, allowing us to be a trusted intermediary for operating companies in the patent market.

Defensive Patent Aggregation
The core of our solution is defensive patent aggregation, in which we acquire patent assets that are being or may be asserted against our current and prospective clients. We then provide our clients with a license to these patent assets to protect them from potential patent infringement assertions. We acquire patent assets from multiple parties, including operating companies, individual inventors, NPEs and bankruptcy trustees. We also acquire patent assets in different contexts, including when they are made available for sale or license by their owners or to resolve threatened or pending litigation against our clients or prospective clients.

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

As a part of our solution, we provide extensive patent market intelligence and data to our clients. Clients can access this market intelligence and data through our proprietary web portal and through discussions with our client relations team. This market intelligence and data helps our clients better understand past and potential patent acquisition transactions, relevant litigation activity and key participants and trends in the patent market. In a market with limited publicly available data on pricing and terms of licenses and litigation settlement, we believe our data and market intelligence is a valuable resource for our clients and prospects.

Insurance
Since August 2012, we have offered insurance to cover certain costs of NPE patent litigation as a complementary service to our core solution. The service is designed to give small- and medium-sized businesses greater control of the unpredictable financial impact of patent litigation. We believe that our access to historical data on NPE patent transactions, litigations, and settlements uniquely enables us to assess and price the insurance based on a company’s risk.

Benefits to Our Clients
In general, operating companies join our network to reduce their risk of patent litigation and the expected costs associated with patent risk management. In exchange for an annual subscription fee, which in some instances has been less than the costs associated with a single patent assertion, our clients gain access to the following benefits:

•
Reduced Risk of Patent Litigation – Clients reduce their exposure to patent litigation because we continuously assess patent assets available for sale or license and acquire many that are being or may be asserted against our clients or potential clients. Our clients have no litigation risk related to the patents that we own.

•
Cost-Effective Licenses – Our annual subscription fee is typically based on a client’s historical financial results, which provides predictability for us and our clients. We believe our approach is different than the pricing strategies of traditional patent licensing businesses, which generally negotiate license fees based on the perceived relevance of their various patent portfolios to each licensee. We believe our approach to pricing also provides clients with non-exclusive license rights to our large and growing portfolio of patent assets at a lower cost than they would have paid if these patent assets were owned by other entities.

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

•
Focusing on Client Relations – We intend to continue to deliver the highest levels of service and support to our clients, in order to assist in our efforts to build and maintain trusting relationships and retain clients.

•
Developing Proprietary Technology Solutions for Our Clients – We intend to continue to enhance our proprietary web portal to provide our clients with the most current intelligence and data on patent acquisition opportunities, relevant litigation activity and key market participants and trends that affect their patent risk exposure.

•
Syndicated Acquisitions – On certain occasions, clients ask us to acquire patent assets that we would not otherwise purchase using our capital (due to the size or limited applicability of the portfolio). In these instances, we facilitate syndicated acquisitions that include contributions from participating clients in addition to their annual subscription fees. Similar to other acquisitions, these syndicated deals are designed to efficiently share resources and collectively reduce litigation risk. Transaction participants typically pay a fee to RPX for structuring, negotiating and executing the transactions.

•
Offering NPE Insurance – We offer and have written insurance policies for clients interested in additional management of their exposure to patent infringement claims brought by NPEs. We have concentrated our sales efforts on small and medium enterprises and we require that policyholders also subscribe to our core defensive patent acquisition service.

•
Providing Complementary Solutions – We believe we can offer complementary solutions that further mitigate patent risks and expenses for operating companies, including the facilitation of challenges to patent validity, coordinating prior art searches, and other services intended to improve patent quality and reduce expenses for our clients.

•
Enhancing Our Capabilities Through Acquisitions – We occasionally evaluate the potential acquisition of businesses and technologies that can enhance our capabilities and our patent risk management solution.

Our Client Network
We have built a network of clients that includes some of the world’s most prominent technology companies, as well as many smaller and emerging companies. As of December 31, 2013, we had 168 clients.

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

Client Retention and Client Relations
After a company has become a client, the maintenance of the relationship is handled by our client relations team. One of the primary responsibilities of our client relations team is to maintain frequent dialogue with senior executives of our clients so we can better understand their patent risk profiles. Our continued success and our ability to retain clients depend on our ability to demonstrate that our patent risk management solution reduces their costs in patent matters.

Our client relations team also provides clients with patent market intelligence and updates on our patent asset acquisitions over the term of their memberships. We provide this information through direct discussions with our clients and also share information with them through our proprietary web portal. We believe our frequent interactions allow us to optimize our patent asset acquisition decisions, thus supporting our client retention efforts.

Patent Asset Portfolio and Patent Asset Acquisition
We acquire patent assets that are being or may be asserted against current or prospective clients. As of December 31, 2013, we had deployed over $750 million of our capital and the capital of our clients to acquire patent assets. Of this amount, deployment of our capital totaled approximately $530 million. Since inception, approximately two-thirds of our acquisition capital has been deployed for the purchase of patent rights and the balance deployed for the purchase of patents. Acquisitions of patent rights generally benefit only those operating companies that are clients at the time of the acquisition, whereas acquisitions of patents benefit both current and future clients. As of December 31, 2013, approximately one-fourth of our patent assets, based upon acquisition price, had been acquired from brokers or other entities seeking to sell patent assets, while the balance was acquired out of litigation. Our patent asset acquisition efforts have been broadly diversified across the following market sectors: consumer electronics, personal computers, e-commerce, financial services, software, media content and distribution, mobile communications and handsets, networking and semiconductors.

The substantial majority of our 167 acquisitions through December 31, 2013 involved patent assets that we believed were relevant to multiple clients and/or prospective clients and were funded with our own capital resources. We occasionally identify patent assets that cost more than we are prepared to spend of our own capital resources or that may be relevant only to a very small number of clients. In these circumstances, we may structure and coordinate a transaction in which certain of our clients contribute funds that are in addition to their subscription fees in order to acquire those patent assets. We refer to such transactions as syndicated acquisitions. These syndicated acquisitions may secure rights just for those clients who elect to participate in the transaction or, if we contribute capital, may secure rights for all of our clients.

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

Our patent analysts, members of our acquisitions team, and our acquisitions committee employ a rigorous and disciplined approach to evaluating acquisition opportunities.

In situations where patents are already being asserted or litigated against our current or prospective clients, the evaluation process begins with a detailed review. Depending on the value of the transaction, the complexity of the evaluation process, the number of patent assets in the portfolio and the quality of the information provided by the seller, the patent acquisition process can range from as short as several weeks to more than six months.

We believe our position as a leading acquirer of patent assets gives us extensive access and visibility into the patent market. We closely track patent assets that become available on the market and, as of December 31, 2013, we had reviewed more than 5,800 patent portfolios since our inception. We believe our position in the market gives us direct access to a diverse group of patent sources, including brokers, individuals, companies, universities and law firms, all of which are familiar with our approach and acquisition criteria. We believe this familiarity provides us early notice of patent portfolios that are entering the market.
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

•	our ability to increase efficiency and expand our role in the patent market as our client network and capital available for patent asset acquisitions grows;

•	our access to data regarding our analysis of the patent market and patent litigation; and

•	our extensive patent market expertise, relationships and transaction experience.

We have pioneered a patent risk management solution focused on reducing patent-related risk and expense for operating companies. We believe we are the only for-profit company approaching patent risk management from this perspective.

Our business model incorporates attributes that we believe provide us with key competitive strengths:

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
Employees
As of December 31, 2013, we had 137 employees. Of the total employees, 51 are engaged in sales, marketing and corporate development, 31 in patent acquisition and research, 19 in system development and 36 in legal, finance, administration and operations. None of our employees is represented by a labor union, and we consider current employee relations to be good.
Corporate Information
We were incorporated in Delaware in July 2008. Our principal executive offices are located at One Market Plaza, Suite 800, San Francisco, California 94105. Our telephone number is (866) 779-7641. Our website address is www.rpxcorp.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

RPX ® and Rational Patent ® are registered trademarks of RPX Corporation. Any other trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

We have a single operating segment. A summary of our financial information by geographic location is found in Note 16, “Segment Reporting,” in the Notes to Consolidated Financial Statements.

Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investor Relations section of our Web site at www.rpxcorp.com as soon as reasonably practicable after we file such material with the Securities and Exchange Commission (“SEC”). The other information posted on our website is not incorporated into this Annual Report on Form 10-K.

Item 1A.	Risk Factors.
RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below before making a decision to buy our common stock. If any of the following risks actually occur, our business, financial condition, results of operations or growth prospects could be harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results, and growth prospects.

Risks Related to Our Business and Industry
We may experience significant quarterly fluctuations in our operating results due to a number of factors, which make our future operating results difficult to predict and could cause our operating results to fall below expectations.
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
We were incorporated in July 2008. We acquired our first patent assets in September 2008, sold our first membership in October 2008, and sold our first insurance policy in August 2012. Therefore, we have not only a limited operating history, but also a limited track record in executing our business model. Our future success depends on acceptance of our solutions by companies we target to become clients. Our efforts to sell our solutions to new and existing clients may not continue to be successful. We evaluate our business model from time to time in order to address the evolving needs of our clients and prospective clients, particularly in an industry that continues to develop and change. Our limited operating history may also make it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly changing industries. If we do not manage these risks successfully, our business and operating results will be adversely affected.

If the market for our solutions develops more slowly than we anticipate, or if competitors introduce new solutions that compete with ours, we may be unable to renew our memberships, sell insurance policies or attract new clients at favorable prices based on the same pricing model we have historically used. In the future, it is possible that competitive dynamics in our market may require us to change our pricing model, reduce our subscription fee rates, or consider adding new pricing programs or discounts, which could harm our operating results. If we introduce a higher fee schedule in the future, it may be more difficult for us to attract new clients. In order to attract new clients and retain existing clients, in certain cases we have previously offered, and may in the future offer, discounts or other contractual incentives to clients who execute multi-year subscription agreements or who make client referrals.

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
Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. The weighted-average term of our subscription agreements in effect as of December 31, 2013 was 2.6 years. As our overall membership base grows, we expect our rate of client renewals to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements may decrease. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

Upon initial subscription, our clients receive a term license for the period of their membership to substantially all of the patent assets in our portfolio at the time of subscription. In addition, clients receive term licenses to substantially all of the patent assets we acquire during the period of their membership. Our subscription agreements also typically include a vesting provision that converts a client’s term licenses into perpetual licenses on a delayed, rolling basis as long as the company remains a client. Accordingly, clients who continue to subscribe to our solution receive perpetual licenses to an increasing number of our patent assets over time. If we are unable to adequately show clients that we are continuing to obtain additional patent assets that are being or may be asserted against them, clients may choose not to renew their subscriptions once they have vested into a perpetual license to all patent assets they believe are materially relevant to their businesses.

We have very limited flexibility to change the pricing of our solution for existing clients and may not be able to respond effectively to changes in our market. This limited flexibility could have an adverse effect on our operating results.
Under many of our existing subscription agreements, our annual subscription fee is based on a published fee schedule applicable to all of our clients that commence their membership while that fee schedule is in effect. Clients under such agreements are able to renew their memberships perpetually under the fee schedule in effect at the time that they became members with periodic adjustments by us only based on changes in the Consumer Price Index. This means that any increases to our fee schedule generally apply only to clients that join after such increase. Accordingly, we have limited ability to change the economics of our business model with respect to existing clients in response to changes in the market in which we operate. This limited flexibility could have an adverse effect on our operating results. For example, if we increase our operating expenses as a result of changes in our market, we would have very limited ability to increase the subscription fees we charge to our existing clients to offset the increased operating expenses, and our operating results could be adversely affected.

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
Subscription fees are typically reset annually based on a client’s reported revenue and operating income measured as of the end of its last fiscal year. If a client who is not already paying the minimum due under our fee schedule experiences reduced operating results, its subscription fee for the next year will decline. As a result, our revenue stream may be affected by conditions outside of our control that impact the operating results of our clients.

Our fee schedules generally provide that our subscription fee as a percentage of the client’s operating income decreases as their operating income goes up. In addition, many of our clients’ fee schedules are subject to an annual cap. As a result, if one of our clients acquires another client, our future revenue could be reduced as a result of the application of our fee schedule to the combined entity rather than to each entity separately. Any reduction in subscription fees could harm our business and operating results.

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

We have invested management time and resources into developing products designed to provide insurance against NPE patent infringement claims. We have limited prior experience in designing or providing insurance products. If we are not successful in selling a significant amount of these insurance products, we will not realize the anticipated benefit of these investments, which could have an adverse effect on our growth prospects, and our business may be harmed.
We have invested management time and financial resources in the development of products designed to provide insurance against some of the costs resulting from NPE patent claims. We have also provided capital to develop and operate this business. We have limited prior experience in designing insurance products, operating an insurance business, attracting policyholders or establishing the pricing or terms of insurance policies. We cannot assure you that our patent insurance products will appeal to a sufficient number of our existing clients or attract enough new clients to build a sustainable insurance business. If we are unsuccessful in managing this business, we may not realize the anticipated benefits of our investments of capital and management attention, which could have an adverse effect on our financial performance and growth prospects and our business may be harmed.

We rely on various actuarial models in pricing our insurance product and estimating the frequency and severity of related loss events, but actual results could differ materially from the model outputs. Incurring losses that exceed our predictions could adversely affect our financial condition and results of operations.
We employ various predictive modeling, stochastic modeling and/or actuarial techniques to analyze and estimate losses and the risks associated with insurance policies that we underwrite. We use the modeled outputs and related analyses to assist us in making underwriting, pricing and reinsurance decisions. The modeled outputs and related analyses are subject to numerous assumptions, uncertainties and the inherent limitations of any statistical analysis. Consequently, modeled results may differ materially from our actual experience. If, based upon these models or otherwise, we under price our products or underestimate the frequency and/or severity of loss events, our results of operations or financial condition may be adversely affected, which could have a material adverse effect on our results of operations. If, based upon these models or otherwise, we over price our products or overestimate the risks we are exposed to, new business growth and retention of our existing business may be adversely affected.

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

In addition to competing for new clients, we also compete to acquire patent assets. Our primary competitors in the market for patent assets are varied and include other entities that seek to accumulate patent assets, including NPEs such as Acacia Research, Intellectual Ventures and IP Navigation. Many of our current or potential competitors have longer operating histories and significantly greater financial resources than we have. In addition, many NPEs that compete with us to acquire patent assets have complicated corporate structures that include a large number of subsidiaries, so it is difficult for us to know who the ultimate parent entity is and how much capital the related entities have available to acquire patent assets. We also face competition for patent assets from operating companies, including operating companies that are current or prospective clients. Many of these operating companies have significantly greater financial resources than we have and can acquire patent assets at prices that we may not be able to pay.

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

We occasionally identify patent assets that cost more than we are prepared to spend of our own capital resources or that may be relevant only to a very small number of clients. In these circumstances, we may structure and coordinate a transaction in which certain of our clients contribute funds that are in addition to their subscription fees in order to acquire those patent assets. These syndicated acquisitions are complex and can be large and high profile. We may incur significant costs to organize and negotiate a syndicated acquisition that does not ultimately result in an acquisition of any patent assets. These higher costs could adversely affect our operating results. Our roles in structuring the acquisition and managing the acquisition entity, if one is used, may expose us to financial and reputational risks.

New legislation, regulations or court rulings related to enforcing patents could reduce the value of our solution to clients or potential clients and harm our business and operating results.
If Congress, the United States Patent and Trademark Office or courts implement additional legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect the operating results and business model for NPEs. This, in turn, could reduce the value of our solution to our current and potential clients. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards and new procedures for invalidating patents, increased difficulty for parties making patent assertions to obtain injunctions, reductions in the cost to resolve patent disputes and other similar developments could negatively affect an NPE’s ability to assert its patent rights successfully, decrease the revenue associated with asserting or licensing an NPE’s patent rights and increase the cost or risk of bringing patent enforcement actions. As a result, assertions and the threat of assertions by NPEs may decrease. If this occurs, companies may seek to resolve patent claims on an individual basis and be less willing to subscribe to our solution or renew their memberships. Furthermore, even if companies are interested in subscribing to our solution or maintaining their memberships, companies may be unwilling to pay the subscription fees that we propose. Any of these events could result in a material adverse effect on our business and operating results.

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

We plan to continue to increase our operating expenses to support and expand our operations, and those increased expenses may negatively impact our profitability.
We expect to increase future expenditures to develop and expand our business, including making substantial expenditures to develop new solutions. To further one of those new solutions, we formed a risk retention group which issues insurance policies to cover the costs of NPE patent claims and are working on additional methods to enable us to issue insurance policies. Developing and offering these new solutions may cause us to incur substantial additional operating expenses. Our efforts to develop this and other new solutions will result in an increase in our operating expenses with no assurance that such solutions will result in additional revenue that is sufficient to offset the additional expenses we incur.

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
We recently started to offer insurance products for NPE patent claims, and therefore face new risks associated with the operation of an insurance business. We have no prior experience in operating an insurance business, which includes assuming underwriting risk and setting premiums. There are many estimates and forecasts involved in predicting underwriting risk and setting premiums, many of which are subject to substantial uncertainty and which could cause our expenses and earnings to vary significantly from quarter to quarter. If we do not estimate our underwriting risks and set our premiums successfully, we may incur larger losses on our policies than we expect, which could have an adverse effect on our results of operations and financial condition. Under accounting principles generally accepted in the United States of America, while premiums earned from our insurance policies are recognized ratably, losses are recognized as incurred. This will increase the variability of our operating results until such time as our insurance business operates at scale. Furthermore, the insurance market is highly regulated, so operation of an insurance business will expose us to additional laws and regulations. Compliance with such laws and regulations may be costly, which could affect our results of operations.

If we are unable to enhance our current solution or to develop or acquire new solutions to provide additional value to our clients and potential clients, we may not be able to maintain our growth, and our business may be harmed.
In order to attract new clients and retain existing clients, we need to enhance and improve our existing solution and introduce new solutions that meet the needs of our clients. For example, we recently started to offer insurance products for NPE patent litigation expense. We have in the past, and may in the future, seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our service offerings, enhance our technical capabilities or otherwise offer growth opportunities.

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
We receive a significant amount of our revenue from a limited number of clients. For example, during the year ended December 31, 2013, our 10 highest revenue-generating clients accounted for approximately 28% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients chooses not to renew its membership, or if our subscription fees from one of these clients decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

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
In April 2013, Ned Segal assumed the position of Chief Financial Officer. As a result of this and other periodic changes in personnel and positions, the members of our management team must assume new responsibilities. Our ability to execute our business plan will depend in part on the ability of our management team to develop new working relationships and adapt to changing responsibilities. Our stock price will also depend in part on our investors’ confidence in our management team. Any actual or perceived inability of our management team to execute our business plan could have an adverse effect on our future growth, operating results and stock price.

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
As a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company, including costs associated with our public company reporting requirements. We have also incurred, and anticipate that we will continue to incur, costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules implemented by the SEC and The NASDAQ Stock Market. Furthermore, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on our board committees or as executive officers.

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
As of December 31, 2013, we had secured quota share reinsurance for 50% of the risk underwritten through our NPE insurance product offering. The availability and cost of reinsurance are subject to prevailing market conditions that are beyond our control. No assurances can be made that reinsurance will remain continuously available to us in amounts that we consider sufficient and at rates that we consider acceptable, which would cause us to increase the amount of risk we retain, reduce the amount of business we underwrite or look for alternatives to reinsurance. This, in turn, could have a material adverse effect on our financial condition or results of operations.

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
Since our initial public offering in May 2011, our stock price has traded as high as $31.41 per share and as low as $8.55 per share. Further, our common stock has a limited trading history and an active trading market for our common stock may not be sustained in the future. The market price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	variations in our financial condition and operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	addition or loss of significant clients;

•	adoption or modification of laws, regulations, policies, procedures or programs applicable to our business, including those related to the enforcement of patent claims;

•	announcements of technological innovations, new products and services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of members of our Board of Directors, management team or other key personnel;

•	market conditions in our industry and the economy as a whole;

•	price and volume fluctuations in the overall stock market or resulting from inconsistent trading volume levels of our shares;

•	lawsuits threatened or filed against us;

•	sales of our common stock by us or our stockholders; and

•	the opening or closing of our employee trading window.

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
If our existing stockholders, particularly our directors and executive officers, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline.

As of December 31, 2013, some of our existing stockholders have demand and piggyback rights to require us to register with the SEC approximately 5,000,000 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

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

Item 1B.	Unresolved Staff Comments.
None

Item 2.	Properties.
We currently lease approximately 67,000 square feet of office space in one location in San Francisco, California pursuant to a lease agreement that expires in October 2019. We also maintain a sales office in Japan. We believe that our current facilities are suitable and adequate to meet our current needs and we intend to add new facilities or expand existing facilities as we add employees. We believe that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.	Legal Proceedings.
From time to time, we may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation or legal contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or legal contingencies was recorded as of December 31, 2013.

In June 2013, Kevin O’Halloran, as Trustee of the Liquidating Trust of Teltronics, Inc. (the “Debtor”), filed a complaint in the U.S. Bankruptcy Court for the Middle District of Florida against us and Harris Corporation (the “Defendants”). The complaint alleges that the Defendants are liable under federal and state bankruptcy law regarding fraudulent transfers for the value of a patent portfolio that we purchased from Harris Corporation pursuant to an agreement entered into in January 2009, and within four years of the date the Debtor filed its petition in bankruptcy. We are not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can we estimate the potential loss or range of the potential loss that may result from this litigation.

In February 2013, Volkswagen Group of America, Inc. (“Volkswagen”) filed a third-party complaint against us as part of an existing patent infringement lawsuit in the U.S. District Court for the Eastern District of Texas that was originally filed by Norman IP Holdings, LLC (“Norman”) and in which Volkswagen is a defendant. The complaint relates to a patent license and acquisition transaction that we entered into with Norman and Saxon Innovations, LLC (“Saxon”) in January 2010. The claims allege that we, together with Norman and Saxon, violated federal antitrust law and Texas antitrust law. Volkswagen seeks declaratory relief, unspecified monetary damages, and injunctive relief. We are not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can we estimate the range of the potential loss that may result from this litigation.

In March 2012, Cascades Computer Innovations LLC filed a complaint in U.S. District Court for the Northern District of California (the “Court”) against us and five of our clients (collectively the “Defendants”). The complaint alleges that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The complaint further alleges that after we terminated our negotiations with the plaintiff to license certain patents held by the plaintiff, the Defendants violated the law by jointly refusing to negotiate or accept licenses under the plaintiff’s patents. The plaintiff seeks unspecified monetary damages and injunctive relief. In January 2013, the Court dismissed the complaint against the Defendants and granted the plaintiff leave to amend its complaint. In February 2013, the plaintiff filed an amended lawsuit alleging that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. We are not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can we estimate the potential loss or range of the potential loss that may result from this litigation.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Price Range of Common Stock
Our common stock is currently traded on the NASDAQ Global Select Market under the symbol “RPXC” and has been traded on NASDAQ since our initial public offering on May 4, 2011. The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported on the NASDAQ Global Select Market.

	High	Low
For the year ended December 31, 2012:
First Quarter	$20.22	$13.50
Second Quarter	$17.49	$13.03
Third Quarter	$14.78	$9.67
Fourth Quarter	$11.01	$8.72
For the year ended December 31, 2013:
First Quarter	$14.36	$9.64
Second Quarter	$16.80	$12.95
Third Quarter	$18.97	$15.48
Fourth Quarter	$18.29	$15.95
Holders
At February 28, 2014, there were 37 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.
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

COMPARISON OF 32 MONTH CUMULATIVE TOTAL RETURN*

Among RPX Corporation, the NASDAQ Composite Index,
and the NASDAQ 100 Technology Sector Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
5/4/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
RPX Corporation
NASDAQ Composite
NASDAQ 100 Technology Sector

*$100 invested on 5/4/11 in stock or 4/30/11 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Sales of Unregistered Securities
None
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below provides information with respect to repurchases of unvested shares of our common stock for the year ended December 31, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2013	9,917	$1.02	—	—
(1) Stock options issued under the 2008 Stock Option Plan allowed the Board of Directors to grant awards that provided employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. Unvested shares are subject to a right of repurchase by us in the event the recipient of such unvested shares is no longer employed by us prior to a vesting date. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

Item 6.	Selected Financial Data.
The selected consolidated financial data for the years ended December 31, 2013, 2012 and 2011, as well as the consolidated balance sheet data as of December 31, 2013 and 2012, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for year ended December 31, 2010 and 2009 as well as the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of results of future operations, and should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Part II, Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Revenue	$237,504	$197,688	$154,044	$94,874	$32,822
Cost of revenue	110,771	82,323	67,371	43,602	17,710
Selling, general and administrative expenses	62,525	53,590	40,593	23,917	10,250
(Gain) loss on sale of patent assets, net	126	(177)	—	536	—
Operating income	64,082	61,952	46,080	26,819	4,862
Other income (expense), net	213	117	(723)	(2,764)	(4,441)
Income before provision for income taxes	64,295	62,069	45,357	24,055	421
Provision for (benefit from) income taxes	23,512	23,112	16,225	10,184	(1,513)
Net income	$40,783	$38,957	$29,132	$13,871	$1,934

Net income available to common stockholders:
Basic	$40,763	$38,455	$19,697	$1,392	$—
Diluted	$40,763	$38,474	$20,310	$1,671	$—
Net income available to common stockholders per common share:
Basic	$0.78	$0.77	$0.61	$0.24	$—
Diluted	$0.76	$0.74	$0.57	$0.23	$—
Weighted-average shares used in computing net income available to common stockholders per common share:
Basic	51,956	49,766	32,032	5,747	2,148
Diluted	53,652	51,802	35,920	7,164	2,169

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cash, cash equivalents, and short-term investments	$290,722	$199,730	$233,725	$46,656	$28,928
Patent assets, net	219,954	199,314	163,352	126,508	82,759
Total assets	588,801	493,967	437,994	197,022	123,924
Deferred revenue, including current portion	137,743	104,371	108,275	82,440	24,691
Notes payable and other deferred payment obligations, including current portion	500	500	5,056	23,583	38,750
Total liabilities	163,878	133,708	138,910	123,522	66,161
Redeemable convertible preferred stock	—	—	—	62,793	59,012
Total stockholders’ equity (deficit)	424,923	360,259	299,084	10,707	(1,249)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

For the year ended December 31, 2013, revenue grew to $237.5 million from $197.7 million for the year ended December 31, 2012. During 2013, 2012 and 2011, our client count increased by 28, 28 and 40 clients, respectively, bringing our total client network to 168 as of December 31, 2013. At December 31, 2013, we had deferred revenue of $137.7 million.

We believe that our acquisitions of patent assets are a key driver of the value that we create for our clients. We measure patent asset acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital. For the year ended December 31, 2013, our gross and net acquisition spend totaled $132.3 million and $126.5 million, respectively, for which we completed 47 acquisitions of patent assets. From our inception through December 31, 2013, we have completed 167 acquisitions of patent assets with gross and net acquisition spend of $755.7 million and $532.8 million, respectively.

During the year ended December 31, 2013, we completed two divestitures of patent assets in the open market. These divestitures had an immaterial impact to our results of operations and financial condition. We expect to divest patent portfolios as a normal part of our business, and these divestitures will result in a gain or loss in the period in which the transaction occurs. The amount of consideration received is compared to the patent asset’s carrying value to determine and recognize a gain or loss.

Insuring against the costs of non-practicing entity (“NPE”) litigation is a natural extension of our core defensive patent acquisition service. In August 2012, we started to offer NPE patent infringement liability insurance, which is a liability insurance policy for operating companies that covers certain costs associated with patent infringement lawsuits by NPEs. The insurance product complements our core defensive patent acquisition service, enabling policyholders, who must be members of our client network, to better manage and mitigate the risk of NPE patent litigation. As of December 31, 2013, we had a total of 25 active insurance policies. The effect of the insurance policies that have been issued was not material to our results of operations or financial condition.

Key Components of Results of Operations
Revenue
Subscription revenue includes membership subscription services and premiums earned from insurance policies. Historically, the majority of our revenue has consisted of fees paid by our clients under subscription agreements. Subscription revenue will be positively or negatively impacted by the financial performance of our clients since their subscription fees typically reset annually based upon their most recently reported annual financial results. In August 2012, we launched our insurance product and started to recognize revenue from insurance premiums. Although we expect this revenue to increase as we sell more policies in the future, for the years ended December 31, 2013 and 2012, revenue from insurance premiums was not material to our results of operations. We also recognize revenue from the sale of licenses and advisory fee income in connection with syndicated acquisitions, which we collectively refer to as fee-related revenue. In the future, we may receive other revenue and fee income from newly introduced products and services. While we expect to continue to experience revenue growth on an annual basis, we do not believe that our rate of growth since inception is representative of anticipated future revenue growth.

Cost of Revenue
Cost of revenue primarily consists of amortization expenses related to acquired patent assets. Acquired patent assets are capitalized and amortized ratably over their estimated useful lives, which typically relates to the anticipated cash flows from clients and prospects that will benefit from the transaction. Also included in the cost of revenue are expenses incurred to maintain our patents and prosecute our patent applications and amortization expense for acquired intangible assets and internally developed software. With the launch of our insurance offering in August 2012, cost of revenue also includes premiums ceded to reinsurers and loss reserves. We expect our cost of revenue to increase in the future as we add additional patent assets to our existing portfolio to support our existing and future clients and as our insurance business grows. Our cost of revenue is primarily driven by the amortization of previously acquired patent assets, which are typically amortized over an estimated useful life of 24 to 60 months. From time to time, we may acquire patent assets that are valuable to our clients and prospects with an estimated useful life that is significantly less than the historical weighted-average of patent assets previously acquired, resulting in increased patent asset amortization expense in immediate periods following acquisition. Estimating the economic useful lives of our patent assets depends on various factors including the remaining statutory life of the underlying patents, which could result in shorter amortization periods.

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

Other Income (Expense), Net
Other income (expense), net primarily consists of interest income earned on our cash, cash equivalents and short-term investments and interest expense incurred on our debt obligations.

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

Revenue Recognition
We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”) and related authoritative guidance. The primary source of our revenue is fees paid by our clients under subscription agreements. We believe that our patent risk management solution comprises a single deliverable and thus we recognize each subscription fee ratably over the period for which the fee applies. Revenue is recognized net of any discounts or other contractual incentives. We start recognizing revenue when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. All subscription fees are supported by an executed subscription agreement.

•
Delivery has occurred or services have been rendered. The subscription agreement calls for us to provide our patent risk management solution over a specific term commencing on the agreement effective date. Because services are not on an individualized basis (i.e., we generally perform our services on behalf of all of our clients as opposed to each client individually), delivery occurs automatically with the passage of time. Consequently, we recognize subscription revenue ratably.

•
Seller’s price to the buyer is fixed or determinable. Each client’s annual subscription fee is typically based on a fee schedule in effect at the time of the client’s initial agreement. A client’s subscription fee is generally determined using its fee schedule and its normalized operating income, which is defined as the greater of (i) the average of its operating income for the three most recently reported fiscal years and (ii) 5% of its revenue for the most recently reported fiscal year. The fee for the first year of the agreement is typically determined and invoiced at the time of contract execution. The fee for each subsequent year of the agreement is generally calculated and invoiced in advance prior to each anniversary date of the agreement.

•
Collectability is reasonably assured. Subscription fees are generally collected on or near the effective date of the agreement and again at or near each anniversary date thereof. We do not recognize revenue in instances where collectability is not reasonably assured. Generally, our subscription agreements state that all fees paid are non-refundable.

In some limited instances, the subscription agreement includes a contingency clause, giving one or both parties an option to terminate the agreement and receive a full refund if contingencies are not resolved within a defined time period. In those instances, revenue will not be recognized until the contingency has been satisfied. The revenue earned during the period between the effective date of the agreement and the contingency removal date is recognized on the contingency removal date. Thereafter, revenue is recognized ratably over the remaining subscription term.

Our clients generally receive a term license to, and a release from all prior damages associated with, patent assets in our portfolio. The term license to each patent asset typically converts to a perpetual license at the end of a contractually specified vesting period, provided that the client is a member at such time. We do not view the conversion from term license to perpetual license to be a separate deliverable in our arrangements with our clients because the utility of, access to and freedom to practice the inventions covered by the patent asset is no different between a term and perpetual license.

In some instances, we accept a payment from a client to finance part or all of an acquisition. We refer to such transactions as syndicated acquisitions. The accounting for syndicated acquisitions can be complex and often requires judgments on the part of management as to the appropriate accounting treatment. In accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, in instances where we substantively act as an agent to acquire patent rights from a seller on behalf of clients who are paying for such rights separately from their subscription agreements, we may treat the client payments on a net basis. When treated on a net basis, there may be little or no revenue recognized for such contributions, and the basis of the acquired patent rights may exclude the amounts paid by the contributing client based on our determination that we are not the principal in these transactions. In these situations, where we substantively act as an agent, the contributing clients are typically defendants in an active or threatened patent infringement litigation filed by the owner of a patent. Our involvement is to assist our clients to secure a dismissal from litigation and a license to the underlying patents.

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

•	we have no inventory risk, as the clients generally enter into their contractual obligations with us prior to or contemporaneous to us entering into a contractual obligation with the seller;

•	we generally have limited pricing latitude as client contributions are based on the sales price set by the seller;

•
we are not involved in the determination of the product or service specification and have no ability to change the product or perform any part of the service in connection with these transactions, as the seller owns the underlying patent(s); and

•
we have limited or no credit risk, as each respective client has a contractually binding obligation, such clients are generally of high credit quality and in many instances, we collect the client contribution prior to making a payment to the seller.

In certain syndicated transactions, we may recognize revenue upon the sale of licenses to specific patent assets and/or upon completion of the rendering of advisory services.

Revenue recognition for arrangements with multiple deliverables. A multiple-element arrangement includes the sale of a subscription to our patent risk management solution and an insurance policy to cover certain costs associated with patent infringement lawsuits by NPEs, each of which are individually considered separate units of accounting. Each element within a multiple-element arrangement is accounted for as a separate unit of accounting given that the delivered products have value to the customer on a standalone basis. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor. Although there’s a requirement to purchase both products concurrently, the delivery of insurance coverage is not dependent on a client’s subscription to our patent risk management solution. Our insurance product offering is unique, however a company would be able to purchase insurance coverage as a standalone product from other providers. We sell our patent risk management solution on a standalone basis as our core business product.

We have determined our best estimate of selling price (“BESP”) for a subscription to our patent risk management solution based on the following:

•
List price, which represents the rates listed on our annual rate card. We publish a standard rate card on an annual basis. Each client’s subscription fee is typically calculated using its fee schedule and its normalized operating income, which is defined as the greater of (i) 5% of the client’s most recently reported fiscal year’s revenue, and (ii) the average of the three most recently reported fiscal years’ operating income of the client. Each client’s annual subscription fee is reset annually based on its revenue and operating income for its most recently completed fiscal years.

We have determined our BESP for our insurance product based on the following:

•
Actuarially determined factors. Although we do not sell our insurance product on a standalone basis, the pricing is not affected by the subscription to our patent risk management solution. We have created an actuarial model that calculates an individual client’s insurance premium based on its projected annual frequency (i.e., number of claims during the policy term) and severity (i.e., the amount which it expects to settle a claim).

Patent Assets, Net
We generally acquire patent assets from third parties using cash. Patent assets are recorded at fair value at acquisition. The fair value of the assets acquired is generally based on the fair value of the consideration exchanged. The asset value includes the cost of legal and other fees associated with the acquisition of the assets. Costs incurred to maintain and prosecute patents and patent applications are expensed as incurred.

Because each client generally receives a license to the majority of our patent assets, we are unable to reliably determine the pattern over which our patent assets are consumed. As a result, we amortize each patent asset on a straight-line basis. The amortization period is equal to the asset’s estimated economic useful life. Estimating the economic useful life of patent assets requires significant management judgment. We consider various factors in estimating the economic useful lives of our patent assets, including the remaining statutory life of the underlying patents, the applicability of the assets to future clients, the vesting period for current clients to obtain perpetual licenses to such patent assets, any contractual commitments by clients that are related to such patent assets, our estimate of the period of time during which we may sign subscription agreements with prospective clients that may find relevance in the patent assets, the vesting period for which such clients earn the right to a perpetual license in the asset and the remaining contractual term of our existing clients at the time of acquisition. In certain instances, where we acquire patent assets and secure related client committed cash flows that extend beyond the statutory life of the underlying patents, the useful life may extend beyond the statutory life of the patents. As of December 31, 2013, the estimated economic useful life of our patent assets generally ranged from 24 to 60 months. The weighted-average estimated economic useful life of patent assets acquired since inception was 47 months. The weighted-average estimated economic useful life of patent assets acquired during the year ended December 31, 2013 was 39 months. We periodically evaluate whether events and circumstances have occurred that may warrant a revision to the remaining estimated useful life of our patent assets.

In instances where we sell patent assets, the amount of consideration received is compared to the asset’s carrying value to determine and recognize a gain or loss.

Stock-Based Compensation
We account for stock-based compensation for equity-settled awards issued to employees and directors under ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that stock-based compensation expense for equity-settled awards made to employees and directors be measured based on the estimated grant date fair value and recognized over the requisite service period. These equity-settled awards include stock options, restricted stock units (“RSUs”) and performance-based RSUs with a market condition (“PBRSUs”).

The fair value of stock options is estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value of RSUs is estimated based on the fair market value of our common stock on the date of grant. For stock options and RSUs, the fair value of award that is expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period. Because stock-based compensation expense is based on awards ultimately expected to vest, it reflects estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Previously recognized expense is reversed for the portion of awards forfeited prior to vesting.

The fair value of PBRSUs is estimated as of the date of grant using the Monte-Carlo simulation model. For PBRSUs, stock-based compensation expense is recognized over the derived service period for each tranche (or market condition). Because our PBRSUs have multiple derived service periods, we use the graded-vesting attribution method. The graded vesting attribution method requires a company to recognize compensation expense over the requisite service period for each vesting tranche of the award as though the award were, in substance, multiple awards. The compensation expense for these awards will only be reversible if the employee terminates prior to completing the requisite service periods for these award (i.e., compensation expense will not be reversed if the market condition is not met).

Estimating the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option-pricing model and Monte-Carlo simulation model, is affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. For all stock options granted to date, we calculated the expected term using the SEC simplified method. We have limited information on our past volatility and a limited operating history. Therefore, we have estimated the volatility data based on a study of publicly traded industry peer companies. For purposes of identifying these peer companies, we considered the industry, stage of development, size and financial leverage of potential comparable companies. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

We account for stock-based compensation for equity-settled awards issued to non-employees in exchange for goods and services under ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 requires that equity-settled awards issued to non-employees be measured at the fair value as of the date at which either the commitment for performance by the non-employee to earn the award is reached or the date the non-employee’s performance is complete. Until that point is reached, the award must be revalued at each reporting period with the true-up to expense recorded in the then current period earnings. The value of the award is recognized as an expense over the requisite service period.

As of December 31, 2013, there was $10.5 million and $22.8 million of unrecognized compensation cost related to stock options and RSUs, including PBRSUs, respectively, which is expected to be recognized over a weighted-average period of 2.1 years and 3.0 years, respectively.

Income Taxes
We account for income taxes using an asset and liability approach, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. Judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. We did not apply a valuation allowance against our deferred tax balances at December 31, 2013 or 2012.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740, Income Taxes (“ASC 740”) provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We recognize tax liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

The tax expense or benefit for extraordinary items, unusual or infrequently occurring items and items that do not represent a tax effect of current-year ordinary income are treated as discrete items and recorded in the interim period in which the events occur.

Our effective tax rate could be adversely affected by changes in federal, state or foreign tax laws, certain non-deductible expenses arising from stock-based awards and changes in accounting principles. Our 2010 tax year is currently under examination by the State of California Franchise Tax Board. We do not expect a material impact on our consolidated financial statements as a result of this examination. The 2010 through 2012 tax periods remain open to examination by the Internal Revenue Service and the 2009 through 2012 tax periods remain open to examination by most state tax authorities. For our foreign jurisdictions, the 2009 through 2012 tax years remain open to examination by their respective tax authorities.

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

We use significant estimates and assumptions, including fair value estimates, to determine fair value of assets acquired, liabilities assumed and, when applicable, the related useful lives of the acquired assets, as of the business combination date. When those estimates are provisional, we refine them as necessary during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which we may gather new information about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Measurement period adjustments are applied retrospectively, if material. All other adjustments are recorded to the consolidated statements of operations.

Reserves for Known and Incurred but not Reported Claims
Reserves for known and incurred but not reported claims represent estimated claims costs and related expenses for patent infringement liability insurance policies in effect. Reserves for known claims are established based on individual case estimates. We use actuarial models and techniques to estimate the reserve for incurred but not reported claims.

Loss expense for known and incurred but not reported claims are charged to earnings after deducting recoverable amounts under our reinsurance contract.
Results of Operations
The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Year Ended December 31,
	2013	2012	2011
Revenue	$237,504	$197,688	$154,044
Cost of revenue	110,771	82,323	67,371
Selling, general and administrative expenses	62,525	53,590	40,593
(Gain) loss on sale of patent assets, net	126	(177)	—
Operating income	64,082	61,952	46,080
Other income (expense), net	213	117	(723)
Income before provision for income taxes	64,295	62,069	45,357
Provision for income taxes	23,512	23,112	16,225
Net income	$40,783	$38,957	$29,132

The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of revenue.

	Year Ended December 31,
	2013	2012	2011
Revenue	100%	100%	100%
Cost of revenue	47	42	44
Selling, general and administrative expenses	26	27	26
(Gain) loss on sale of patent assets, net	—	—	—
Operating income	27	31	30
Other income (expense), net	—	—	—
Income before provision for income taxes	27	31	30
Provision for income taxes	10	12	11
Net income	17%	19%	19%

Years Ended December 31, 2013 and 2012
Revenue
Our revenue for the year ended December 31, 2013 was $237.5 million compared to $197.7 million during the same period a year ago, an increase of $39.8 million, or 20%. Subscription revenue, which includes membership subscription services and premiums earned from insurance policies, for the year ended December 31, 2013 was $224.7 million compared to $185.6 million for the year ended December 31, 2012. The increase in subscription revenue was attributable to an increase in membership fees and insurance premiums, which was comprised of $19.0 million from new clients who joined our network subsequent to December 31, 2012 and $20.1 million from clients who joined our network prior to December 31, 2012. As of December 31, 2013 we had a total client network of 168 companies as compared to 140 as of December 31, 2012. Revenue for the year ended December 31, 2013 also included $12.8 million of fee-related revenue compared to $12.1 million in the same period a year ago.

Cost of Revenue
Our cost of revenue for the year ended December 31, 2013 was $110.8 million compared to $82.3 million during the same period a year ago, an increase of $28.4 million, or 35%. The increase was primarily attributable to a $25.1 million increase in patent amortization expense as a result of an increase in our patent assets and shorter than historical amortization periods for certain patent assets acquired during the year ended December 31, 2013, a $1.1 million increase to expenses incurred to maintain and prosecute patents and patent applications included in our portfolio, a $0.6 million increase in premiums ceded to reinsurers, and a $0.7 million increase in loss expense for known and incurred but not reported claims for policies issued by our insurance business as a result of an increase in the number of active insurance policies from six at December 31, 2012 to 25 at December 31, 2013. Cost of revenue for the year ended December 31, 2013 also included $0.5 million of fees incurred in connection with our performance of advisory services.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the year ended December 31, 2013 were $62.5 million compared to $53.6 million during the same period a year ago, an increase of $8.9 million or 17%. The increase was primarily due to a $7.8 million increase in personnel-related costs, including a $5.8 million increase in stock-based compensation expense, attributable to increasing our headcount to 137 employees as of December 31, 2013, and a $1.1 million increase in rent expense for leasing additional office space at our San Francisco headquarters. This increase was partially offset by a $0.6 million decrease in legal expenses. We expect that in the foreseeable future, selling, general and administrative expenses will increase as we seek to serve more clients, develop new products and services, and support our operations and compliance requirements as a public company.

Provision for Income Taxes
Our provision for income taxes was $23.5 million and $23.1 million for the years ended December 31, 2013 and 2012, respectively. Our effective tax rate, including the impact of discrete benefit items, was 37% for both the years ended December 31, 2013 and 2012.
Years Ended December 31, 2012 and 2011
Revenue
Our revenue for the year ended December 31, 2012 was $197.7 million compared to $154.0 million for the year ended December 31, 2011, an increase of $43.6 million, or 28%. Subscription revenue for the year ended December 31, 2012 was $185.6 million compared to $150.7 million for the year ended December 31, 2011. The increase in subscription revenue was attributable to an increase in membership fees, which was comprised of $9.6 million from new clients who joined our network subsequent to December 31, 2011 and $25.3 million from clients who joined our network prior to December 31, 2011. As of December 31, 2012 we had a total client network of 140 companies as compared to 112 as of December 31, 2011. Revenue for the year ended December 31, 2012 also included $12.1 million of fee-related revenue, as compared to $3.3 million in the same period in 2011.

Cost of Revenue
Our cost of revenue for the year ended December 31, 2012 was $82.3 million compared to $67.4 million during the year ended December 31, 2011, an increase of $15.0 million, or 22%. The year ended December 31, 2011 included a $4.0 million charge related to a payment made in lieu of a contingent obligation. Excluding this amount, cost of revenue for the year ended December 31, 2012 increased by $19.0 million, or 30%. The increase was primarily attributable to an $18.1 million increase in patent amortization expense as a result of an increase in our patent assets.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the year ended December 31, 2012 were $53.6 million compared to $40.6 million for the year ended December 31, 2011, an increase of $13.0 million, or 32%. The increase was primarily due to a $7.0 million increase in personnel-related costs, including stock-based compensation, attributable to increasing our headcount to 125 employees as of December 31, 2012, compared to 110 employees at December 31, 2011, a $2.3 million increase in our facility-related costs and depreciation due to leasing of additional office space and increased infrastructure costs associated with the growth of our business, a $1.2 million increase in our professional fees due to the growth of our business and incremental costs associated with being a public company, and a $1.8 million increase in legal expenses primarily due to the $2.1 million cost recovery that was recognized for the year ended December 31, 2011 as a result of an incomplete syndicated acquisition that had been expensed in 2010.

Provision for Income Taxes
Our tax provision at December 31, 2012 was $23.1 million compared to $16.2 million for the year ended December 31, 2011. Our effective tax rate for the year ended December 31, 2012 was 37% compared to 36% for the year ended December 31, 2011. The increase in our effective tax rate was primarily attributable to a shift in earnings in state jurisdictions, which resulted in an increase in our state income tax expense.
Liquidity and Capital Resources
We have financed substantially all of our operations and patent asset acquisitions through the sale of equity securities, subscription fees collected from our clients and patent-seller financing. As of December 31, 2013, we had $100.2 million of cash and cash equivalents and $190.6 million in short-term investments. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future capital needs will depend on many factors, including, among other things, our acquisition of patent assets, addition and renewal of client membership agreements, growth of our insurance business and development of new products and services. We anticipate an increased level of patent acquisition spending as our business grows. Additionally, we may enter into potential investments in, or acquisitions of, complementary businesses which could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$212,473	$91,377	$120,348
Net cash used in investing activities	(194,208)	(131,630)	(230,629)
Net cash provided by financing activities	8,252	7,142	170,374
Net increase (decrease) in cash and cash equivalents	$26,517	$(33,111)	$60,093

Cash Flows from Operating Activities
Cash provided by operating activities for the year ended December 31, 2013 was $212.5 million, consisting of adjustments for non-cash items of $123.8 million, changes in working capital and non-current assets and liabilities of $47.9 million, and net income of $40.8 million. Non-cash adjustments to net income primarily consisted of $108.6 million of depreciation and amortization, $16.1 million of stock-based compensation, $6.0 million of amortization of premium on investments, a reduction of $3.9 million due to excess tax benefit from stock-based compensation and a $3.3 million net decrease in our deferred tax liabilities. The change in working capital and non-current assets and liabilities resulted primarily from a $33.8 million decrease in other receivables representing the collection of client contributions outstanding as a result of the completion of a syndicated patent acquisition and licensing transaction, a $33.4 million increase in deferred revenue and a $3.6 million increase in our accrued and other liabilities which are partially offset by a $13.3 million increase in accounts receivable and a $9.4 million increase in prepaid expenses and other assets. The increase in deferred revenue was due to $258.7 million in billings to new and existing clients and was partially offset by revenue and other adjustments recognized during the period of $225.3 million. The amount of deferred revenue in any given period varies with the addition of new clients, the mix of payment terms that we offer and the timing of invoicing existing clients.

Cash provided by operating activities for the year ended December 31, 2012 was $91.4 million, consisting of adjustments for non-cash items of $91.4 million, net income of $39.0 million, and changes in working capital and non-current assets and liabilities of $39.0 million. Non-cash adjustments to net income primarily consisted of $83.1 million of depreciation and amortization, $10.3 million of stock-based compensation, a reduction of $8.6 million due to excess tax benefit from stock-based compensation, $5.1 million of amortization of premium on investments and a $1.5 million net increase in our deferred tax assets. The change in working capital and non-current assets and liabilities resulted primarily from a $33.8 million increase in other receivables representing client contributions outstanding as a result of the completion of a syndicated patent acquisition and licensing transaction, a $9.0 million increase in accounts receivable and a $4.0 million decrease in deferred revenue which are partially offset by a $8.7 million decrease in prepaid expenses and other assets. The decrease in deferred revenue was due to $185.9 million of revenue and other adjustments recognized during the period and was partially offset by revenue billings to new and existing clients of $182.0 million.

Cash Flows from Investing Activities
Cash used in investing activities for the year ended December 31, 2013 was $194.2 million, of which $127.1 million was used to acquire patent assets, $62.5 million was used for the net purchases of short-term marketable securities, $2.9 million was used to acquire property and equipment and $1.8 million represented an increase to our restricted cash. We expect our cash used in investing activities to increase in the future as we acquire additional patent assets.

Cash used in investing activities for the year ended December 31, 2012 was $131.6 million, of which $87.4 million was used to acquire patent assets, $45.8 million was used to acquire the business of Altitude Capital and $1.7 million was used to acquire property and equipment. This increase was partially offset by $2.4 million in proceeds from net maturities of short-term marketable securities.

Cash Flows from Financing Activities
Cash provided by financing activities for the year ended December 31, 2013 was $8.3 million, resulting from $5.2 million in proceeds from the exercise of stock options and $3.9 million in excess tax benefit from stock-based compensation. This increase was partially offset by $0.8 million in tax withholdings related to net share settlements of restricted stock units.

Cash provided by financing activities for the year ended December 31, 2012 was $7.1 million, the result of $8.6 million in excess tax benefit from stock-based compensation, $3.2 million in proceeds from the exercise of stock options and $0.5 million in proceeds from other obligations. This increase was partially offset by $5.2 million of principal payments on our deferred payment obligations.
Contractual Obligations and Commitments
The following summarizes our non-cancelable minimum payments under contractual obligations and commitments as of December 31, 2013 (in thousands):

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Lease commitments	$4,154	$8,210	$8,478	$3,613	$24,455

We lease office facilities under non-cancelable operating leases that expire at various dates through 2019. Our facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance.

In March 2012, we entered into an amended lease agreement related to our San Francisco, California office space. The amendment, which took effect on May 1, 2013, increased the rentable space to approximately 67,000 total square feet and extended the term through October 2019. The monthly base rent payments pursuant to this lease are approximately $0.3 million per month, increasing to approximately $0.4 million per month. As of December 31, 2013, the total future minimum payments required under this non-cancelable operating lease is $24.3 million, which is included in the table above.

Other noncurrent liabilities in our consolidated balance sheets consist primarily of deferred tax liabilities. As of December 31, 2013, we had net noncurrent deferred tax liabilities of $11.7 million primarily arising from amortization and depreciation expense. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table.

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

In November 2013, we entered into an agreement to acquire patent assets for an aggregate purchase price of $3.0 million. Pursuant to this agreement, we paid the purchase price and acquired the patent assets in January 2014.
Off Balance Sheet Arrangements
At December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.
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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk
Our subscription agreements are denominated in U.S. Dollars, and therefore, our revenue is not currently subject to significant foreign currency risk. Our expenses are incurred primarily in the United States, with a small portion of expenses incurred and denominated in the currencies where our other international office is located. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Japanese Yen and European Euro relative to the U.S. Dollar. To date, we have not entered into any foreign currency hedging contracts.

Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $290.7 million as of December 31, 2013. Our cash balances deposited in U.S. banks are non-interest bearing and insured up to the Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents consist of commercial paper, institutional money market funds, U.S. government and agency securities and municipal bonds denominated primarily in U.S. Dollars. Interest rate fluctuations affect the returns on our invested funds.

As of December 31, 2013, our short-term investments of $190.6 million were primarily invested in municipal and corporate bonds maturing between 90 days and 12 months, commercial paper and U.S. government and agency securities. As of December 31, 2013, our investments were classified as available-for-sale and, consequently, were recorded at fair value in the consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in the fair value of an asset below its carrying value is other-than-temporary. As of December 31, 2013, we had not recorded an impairment related to our investments in the consolidated statement of operations.

If overall interest rates had changed by 10% during the year ended December 31, 2013, the fair value of our investments would not have been materially affected.

Effect of Inflation
We believe that inflation has not had a material impact on our consolidated results of operations for the year ended December 31, 2013. There can be no assurance that future inflation will not have an adverse impact on our consolidated results of operations or financial condition.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
RPX Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, redeemable convertible preferred stock and stockholders’ equity and cash flows present fairly, in all material respects, the financial position of RPX Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2013 and 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 7, 2014

RPX Corporation
Consolidated Balance Sheets
(in thousands, except par value data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$100,155	$73,638
Short-term investments	190,567	126,092
Restricted cash	364	—
Accounts receivable	38,477	25,144
Other receivables	—	33,775
Prepaid expenses and other current assets	10,546	5,237
Deferred tax assets	3,817	7,658
Total current assets	343,926	271,544
Patent assets, net	219,954	199,314
Property and equipment, net	4,667	3,144
Intangible assets, net	1,718	3,226
Goodwill	16,460	16,460
Restricted cash, less current portion	1,454	—
Other assets	622	279
Total assets	$588,801	$493,967

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$332	$568
Accrued liabilities	8,784	7,206
Deferred revenue	131,808	101,249
Deferred payment obligations	500	500
Other current liabilities	1,638	1,813
Total current liabilities	143,062	111,336
Deferred revenue, less current portion	5,935	3,122
Deferred tax liabilities	11,654	18,108
Other liabilities	3,227	1,142
Total liabilities	163,878	133,708
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value — 200,000 shares authorized; 52,692 and 51,084 issued and outstanding as of December 31, 2013 and 2012, respectively	5	5
Additional paid-in capital	305,343	281,530
Retained earnings	119,527	78,744
Accumulated other comprehensive income (loss)	48	(20)
Total stockholders’ equity	424,923	360,259
Total liabilities and stockholders’ equity	$588,801	$493,967

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue	$237,504	$197,688	$154,044
Cost of revenue	110,771	82,323	67,371
Selling, general and administrative expenses	62,525	53,590	40,593
(Gain) loss on sale of patent assets, net	126	(177)	—
Operating income	64,082	61,952	46,080
Other income (expense), net	213	117	(723)
Income before provision for income taxes	64,295	62,069	45,357
Provision for income taxes	23,512	23,112	16,225
Net income	$40,783	$38,957	$29,132

Net income available to common stockholders:
Basic	$40,763	$38,455	$19,697
Diluted	$40,763	$38,474	$20,310
Net income available to common stockholders per common share:
Basic	$0.78	$0.77	$0.61
Diluted	$0.76	$0.74	$0.57
Weighted-average shares used in computing net income available to common stockholders per common share:
Basic	51,956	49,766	32,032
Diluted	53,652	51,802	35,920

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$40,783	$38,957	$29,132
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	67	15	(23)
Less: reclassification adjustment for (gains) losses included in net income	1	(12)	—
Net unrealized gains (losses) on available-for-sale securities, net of tax	68	3	(23)
Comprehensive income	$40,851	$38,960	$29,109

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands, except per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	26,230	$62,793	10,944	$1	$51	$10,655	$—	$10,707
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	29,132	—	29,132
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(23)	(23)
Issuance of common stock in May 2011 initial public offering at $19.00 per share, net of issuance costs of $2,915	—	—	9,065	1	157,256	—	—	157,257
Issuance of common stock in September 2011 follow-on offering at $20.49 per share, net of issuance costs of $540	—	—	1,400	—	26,855	—	—	26,855
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other common stock issuances	—	—	1,269	—	2,835	—	—	2,835
Issuance of restricted stock upon early exercise of options	—	—	237	—	—	—	—	—
Conversion of preferred stock into shares of common stock	(26,230)	(62,793)	26,230	3	62,790	—	—	62,793
Vesting of stock options early exercised	—	—	—	—	102	—	—	102
Stock-based compensation	—	—	—	—	7,106	—	—	7,106
Tax benefit of equity award deductions	—	—	—	—	2,302	—	—	2,302
Other	—	—	—	—	18	—	—	18
Balance at December 31, 2011	—	—	49,145	5	259,315	39,787	(23)	299,084
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	38,957	—	38,957
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	3	3
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other common stock issuances	—	—	1,869	—	3,154	—	—	3,154
Issuance of restricted stock upon early exercise of options	—	—	70	—	—	—	—	—
Vesting of options early exercised	—	—	—	—	105	—	—	105
Stock-based compensation	—	—	—	—	10,644	—	—	10,644
Tax benefit of equity award deductions	—	—	—	—	8,317	—	—	8,317
Other	—	—	—	—	(5)	—	—	(5)
Balance at December 31, 2012	—	—	51,084	5	281,530	78,744	(20)	360,259
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	40,783	—	40,783
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	68	68
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other common stock issuances	—	—	1,618	—	5,223	—	—	5,223
Repurchase of common stock	—	—	(10)	—	—	—	—	—
Vesting of options early exercised	—		—	—	66	—	—	66
Stock-based compensation	—	—	—	—	16,192	—	—	16,192
Tax benefit of equity award deductions	—	—	—	—	3,088	—	—	3,088
Tax withholdings related to net share settlements of restricted stock units	—	—	—	—	(756)	—	—	(756)
Balance at December 31, 2013	—	—	52,692	$5	$305,343	$119,527	$48	$424,923

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$40,783	$38,957	$29,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,629	83,137	63,446
Stock-based compensation	16,115	10,334	6,996
Excess tax benefit from stock-based compensation	(3,857)	(8,574)	(2,302)
Imputed interest on deferred payment obligations	—	94	727
(Gain) loss on sale of patent assets, net	126	(177)	—
Amortization of premium on investments	6,013	5,131	1,086
Deferred taxes	(3,302)	1,477	5,624
Other	116	12	8
Changes in assets and liabilities:
Accounts receivable	(13,333)	(8,984)	(3,528)
Other receivables	33,775	(33,775)	—
Prepaid expenses and other assets	(9,376)	8,667	(12,085)
Accounts payable	(236)	(253)	332
Accrued and other liabilities	3,648	(711)	5,198
Deferred revenue	33,372	(3,958)	25,714
Net cash provided by operating activities	212,473	91,377	120,348
Cash flows from investing activities
Purchases of investments classified as available-for-sale	(210,660)	(185,582)	(202,430)
Maturities of investments classified as available-for-sale	147,052	188,026	78,246
Sales of investments classified as available-for-sale	1,099	—	—
Business acquisitions	—	(45,765)	(3,345)
(Increase) decrease in restricted cash	(1,818)	647	73
Purchases of intangible assets	—	(64)	(112)
Purchases of property and equipment	(2,880)	(1,726)	(1,971)
Acquisitions of patent assets	(127,101)	(87,366)	(101,170)
Proceeds from sale of patent assets	100	200	80
Net cash used in investing activities	(194,208)	(131,630)	(230,629)
Cash flows from financing activities
Repayments of principal on deferred payment obligations	—	(5,150)	(19,254)
Proceeds from other obligations	—	500	—
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	—	157,478
Proceeds from issuance of common stock in follow-on offering, net of issuance costs	—	—	26,855
Proceeds from exercise of stock options and other common stock issuances	5,151	3,218	2,993
Taxes paid related to net-share settlements of restricted stock units	(756)	—	—
Excess tax benefit from stock-based compensation	3,857	8,574	2,302
Net cash provided by financing activities	8,252	7,142	170,374
Net increase (decrease) in cash and cash equivalents	26,517	(33,111)	60,093
Cash and cash equivalents at beginning of period	73,638	106,749	46,656
Cash and cash equivalents at end of period	$100,155	$73,638	$106,749
The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$94	$1,216
Cash paid for income taxes	17,849	4,672	9,000

Non-cash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$62,793
Change in patent assets purchased and accrued but not paid	(600)	1,100	(2,000)
Change in fixed assets purchased and accrued but not paid	166	—	—
Change in other assets purchased and accrued but not paid	63	(250)	—
Patent assets and intangible assets received in barter transactions	—	54	120
Costs related to public offerings accrued but not paid	—	—	(260)

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Notes to Consolidated Financial Statements

1.	Nature of Business
RPX Corporation (also referred to herein as “RPX” or the “Company”) helps companies reduce patent-related risk and expense by providing a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. The core of the Company’s solution is defensive patent aggregation, in which it acquires patents or licenses to patents that are being or may be asserted against the Company’s current or prospective clients. The Company may occasionally enter into agreements to acquire covenants not to sue in order to further mitigate its clients’ litigation risk. The acquired patents, licenses to patents, patent rights and agreements for covenants not to sue are collectively referred to as “patent assets.” The Company’s clients pay an annual subscription fee and in return, receive a license from the Company to substantially all of its patent assets and access to its proprietary patent market intelligence and data. In addition to the Company’s core solution, in August 2012, the Company began underwriting patent infringement liability insurance policies to insure against certain costs of litigation from non-practicing entities (“NPEs”). As of and for the year ended December 31, 2013, the effect of the insurance policies that have been issued was not material to the Company’s results of operations or financial condition.
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
Significant estimates and assumptions made by management include the determination of:

•	the estimated economic useful lives of patent assets;

•	the determination of an estimated selling price of a subscription to the Company’s patent risk management solution and its insurance offering;

•	the fair value of assets acquired and liabilities assumed for business combinations;

•	recognition and measurement of current and deferred income taxes;

•	the fair value of stock awards issued; and

•	the estimated reserves for known and incurred but not reported claims.

Revenue Recognition
The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”) and related authoritative guidance. The primary source of the Company’s revenue is fees paid by its clients under subscription agreements. The Company believes that its patent risk management solution comprises a single deliverable and thus the Company recognizes each subscription fee ratably over the period for which the fee applies. Revenue is recognized net of any discounts or other contractual incentives. The Company starts recognizing revenue when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. All subscription fees are supported by an executed subscription agreement.

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

•
Seller’s price to the buyer is fixed or determinable. Each client’s annual subscription fee is typically based on the Company’s fee schedule in effect at the time of the client’s initial agreement. A client’s subscription fee is generally determined using its fee schedule and its normalized operating income, which is defined as the greater of (i) the average of its operating income for the three most recently reported fiscal years and (ii) 5% of its revenue for the most recently reported fiscal year. The fee for the first year of the agreement is typically determined and invoiced at the time of contract execution. The fee for each subsequent year of the agreement is generally calculated and invoiced in advance prior to each anniversary date of the agreement.

•
Collectability is reasonably assured. Subscription fees are generally collected on or near the effective date of the agreement and again at or near each anniversary date thereof. The Company does not recognize revenue in instances where collectability is not reasonably assured. Generally, the Company’s subscription agreements state that all fees paid are non-refundable.

In some limited instances, the subscription agreement includes a contingency clause, giving one or both parties an option to terminate the agreement and receive a full refund if contingencies are not resolved within a defined time period. In those instances, revenue will not be recognized until the contingency has been satisfied. The revenue earned during the period between the effective date of the agreement and the contingency removal date is recognized on the contingency removal date. Thereafter, revenue is recognized ratably over the remaining subscription term.

The Company’s clients generally receive a term license to, and a release from all prior damages associated with, patent assets in the Company’s portfolio. The term license to each patent asset typically converts to a perpetual license at the end of a contractually specified vesting period, provided that the client is a member at such time. The Company does not view the conversion from term license to perpetual license to be a separate deliverable in its arrangements with its clients because the utility of, access to and freedom to practice the inventions covered by the patent asset is no different between a term and perpetual license.

In some instances, the Company accepts a payment from a client to finance part or all of an acquisition. The Company refers to such transactions as syndicated acquisitions. The accounting for syndicated acquisitions can be complex and often requires judgments on the part of management as to the appropriate accounting treatment. In accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, in instances where the Company substantively acts as an agent to acquire patent rights from a seller on behalf of clients who are paying for such rights separately from their subscription agreements, the Company may treat the client payments on a net basis. When treated on a net basis, there may be little or no revenue recognized for such contributions, and the basis of the acquired patent rights may exclude the amounts paid by the contributing client based on the Company’s determination that it is not the principal in these transactions. In these situations, where the Company substantively acts as an agent, the contributing clients are typically defendants in an active or threatened patent infringement litigation filed by the owner of a patent. The Company’s involvement is to assist its clients to secure a dismissal from litigation and a license to the underlying patents.
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

•
the Company has no inventory risk, as the clients generally enter into their contractual obligations with the Company prior to or contemporaneous to the Company entering into a contractual obligation with the seller;

•	the Company generally has limited pricing latitude as client contributions are based on the sales price set by the seller;

•
the Company is not involved in the determination of the product or service specification and has no ability to change the product or perform any part of the service in connection with these transactions, as the seller owns the underlying patent(s); and

•
the Company has limited or no credit risk, as each respective client has a contractually binding obligation, such clients are generally of high credit quality and in many instances, the Company collects the client contribution prior to making a payment to the seller.

In certain syndicated transactions, the Company may recognize revenue upon the sale of licenses to specific patent assets and/or upon completion of the rendering of advisory services.

Revenue recognition for arrangements with multiple deliverables. A multiple-element arrangement includes the sale of a subscription to the Company’s patent risk management solution and an insurance policy to cover certain costs associated with patent infringement lawsuits by NPEs, each of which are individually considered separate units of accounting. Each element within a multiple-element arrangement is accounted for as a separate unit of accounting given that the delivered products have value to the customer on a standalone basis. The Company considers a deliverable to have standalone value if the product or service is sold separately by itself or another vendor. Although there’s a requirement to purchase both products concurrently, the delivery of insurance coverage is not dependent on a client’s subscription to the Company’s patent risk management solution. The Company’s insurance product offering is unique, however a company would be able to purchase insurance coverage as a standalone product from other providers. The Company sells its patent risk management solution on a standalone basis as its core business product.
The Company has determined its best estimate of selling price (“BESP”) for a subscription to our patent risk management solution based on the following:

•
List price, which represents the rates listed on its annual rate card. The Company publishes a standard fee schedule on an annual basis. Each client’s subscription fee is typically calculated using its fee schedule and its normalized operating income, which is defined as the greater of (i) 5% of the client’s most recently reported fiscal year’s revenue, and (ii) the average of the three most recently reported fiscal years’ operating income of the client. Each client’s annual subscription fee is reset annually based on its revenue and operating income for its most recently completed fiscal years.

The Company has determined its BESP for its insurance product based on the following:

•
Actuarially determined factors. Although the Company does not sell its insurance product on a standalone basis, the pricing is not affected by the subscription to its patent risk management solution. The Company has created an actuarial model that calculates an individual client’s insurance premium based on its projected annual frequency (i.e., number of claims during the policy term) and severity (i.e., the amount which it expects to settle a claim).

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

Deferred Revenue
The Company generally invoices its clients upon execution of a new agreement and prior to any anniversary date for existing agreements. The Company records the amount of fees billed as deferred revenue and recognizes such amounts as revenue ratably over the period for which they apply. The Company generally records deferred revenue when it has the legal right to bill amounts owed and the applicable service period has commenced. In the rare instance where a term has commenced but the fees have not yet been invoiced, the Company records an unbilled receivable. Deferred revenue that will be recognized during the succeeding 12-month period from the respective balance sheet date is recorded as deferred revenue, current, and the remaining portion is recorded as non-current.

Accounts Receivable
Accounts receivable primarily includes amounts billed to clients under their subscription agreements. The majority of the Company’s clients are well-established operating companies with investment-grade credit. For the years ended December 31, 2013 and 2012, the Company has not incurred any losses on its accounts receivable. Based upon its historical collections experience and specific client information, the Company has determined that no allowance for doubtful accounts was required at either December 31, 2013 or 2012.

Concentration of Risk
The Company is subject to concentrations of credit risk principally attributable to cash, cash equivalents, investments, accounts receivable and other receivables. The Company’s non-restricted cash balances deposited in U.S. banks are non-interest bearing and are insured up to the Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents primarily consist of institutional money market funds, U.S. government and agency securities, municipal bonds and commercial paper denominated primarily in U.S. dollars. Investment policies have been implemented that limit purchases of debt securities to investment-grade securities.

Credit risk with respect to accounts and other receivables is generally mitigated by short collection periods and/or subscription agreements that provide for payments in advance of the rendering of services. Four clients individually accounted for 18%, 16%, 13% and 11% of accounts receivable at December 31, 2013. Three clients individually accounted for 22%, 18% and 13% of accounts receivable at December 31, 2012. Two clients, neither of which was represented in the accounts receivable balance at December 31, 2012, individually accounted for 62% and 38% of other receivables at December 31, 2012. No client accounted for more than 10% of subscription fee revenue in any of the years ended December 31, 2013, 2012 or 2011.

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

Cash and Cash Equivalents
The Company’s cash and cash equivalents principally consist of commercial paper, institutional money market funds, U.S. government and agency securities and municipal bonds denominated primarily in U.S. dollars. Cash equivalents are highly liquid, short-term investments having an original maturity of 90 days or less that are readily convertible to known amounts of cash.

Restricted Cash
Restricted cash consists of a certificate of deposit established as collateral for the Company’s office lease agreement. At December 31, 2013 and 2012, the Company had restricted cash (current and non-current) of $1.8 million and nil, respectively.

Short-Term Investments
The Company holds short-term investments in municipal and corporate bonds maturing between 90 days and 12 months, commercial paper and U.S. government and agency securities. The Company considers its investments as available to support current operations. As a result, the Company classifies its investments, including those with stated maturities beyond twelve months, as current assets in the accompanying consolidated balance sheets. The Company classifies these securities as “available-for-sale” and carries them at fair value on the consolidated balance sheets. Unrealized gains or losses are recorded, net of estimated taxes, in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recognized upon sale. The specific identification method is used to determine the cost basis of fixed income securities sold.

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

Property and Equipment, Net
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

During the years ended December 31, 2013, 2012 and 2011, the Company capitalized $1.2 million, $1.9 million and $1.2 million, respectively, of internal-use software and website development costs. Amortization of internal-use software was $1.1 million, $0.8 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Patent Assets, Net
The Company generally acquires patent assets from third parties using cash and contractually deferred payments. Patent assets are recorded at fair value at acquisition. The fair value of the assets acquired is generally based on the fair value of the consideration exchanged. The asset value includes the cost of legal and other fees associated with the acquisition of the assets. Costs incurred to maintain and prosecute patents and patent applications are expensed as incurred.

Because each client generally receives a license to the majority of the Company’s patent assets, the Company is unable to reliably determine the pattern over which its patent assets are consumed. As a result, the Company amortizes each patent asset on a straight-line basis. The amortization period is equal to the asset’s estimated economic useful life. Estimating the economic useful life of patent assets requires significant management judgment. The Company considers various factors in estimating the economic useful lives of its patent assets, including the remaining statutory life of the underlying patents, the applicability of the assets to future clients, the vesting period for current clients to obtain perpetual licenses to such patent assets, any contractual commitments by clients that are related to such patent assets, its estimate of the period of time during which the Company may sign subscription agreements with prospective clients that may find relevance in the patent assets, the vesting period for which such clients earn the right to a perpetual license in the asset and the remaining contractual term of the Company’s existing clients at the time of acquisition. In certain instances, where the Company acquires patent assets and secures related client committed cash flows that extend beyond the statutory life of the underlying patents, the useful life may extend beyond the statutory life of the patents. As of December 31, 2013, the estimated economic useful life of the Company’s patent assets generally ranged from 24 to 60 months. The weighted-average estimated economic useful life of patent assets acquired since inception was 47 months. The weighted-average estimated economic useful life of patent assets acquired during the year ended December 31, 2013 was 39 months. The Company periodically evaluates whether events and circumstances have occurred that may warrant a revision to the remaining estimated useful life of its patent assets.

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

Goodwill
The Company reviews goodwill for impairment at least annually on September 30 or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. For fiscal year 2013, the Company elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment under ASC Topic 350,

Intangibles - Goodwill & Other (“ASC Topic 350”). This qualitative assessment evaluated factors including, but not limited to, economic market and industry conditions, cost factors and the overall financial performance of the Company. No impairment charges were recorded as a result of the Company’s 2013 annual impairment analysis.

If the Company were to determine that it is more likely than not that the fair value of its single reporting unit is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step in identifying a potential impairment compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment charge, and the carrying value of goodwill is written down to fair value.

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

Foreign Currency Accounting
The functional currency of the Company’s international subsidiaries is the U.S. dollar. Monetary assets and liabilities are remeasured using the current exchange rate at the balance sheet date. Non-monetary assets and liabilities and capital accounts are reflected using historical exchange rates. Expenses are remeasured using the average exchange rates in effect during the period. Foreign currency exchange gains and losses, which have not been material for any periods presented, are included in the consolidated statements of operations within other income (expense), net.

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

The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company did not apply a valuation allowance against its deferred tax balances at December 31, 2013 or 2012.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across its global operations. ASC 740, Income Taxes (“ASC 740”) provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Stock-Based Compensation
The Company accounts for stock-based compensation for equity-settled awards issued to employees and directors under ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that stock-based compensation expense for equity-settled awards made to employees and directors be measured based on the estimated grant date fair value and recognized over the requisite service period. These equity-settled awards include stock options, restricted stock units (“RSUs”) and performance-based RSUs with a market condition (“PBRSUs”).

The fair value of stock options is estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value of RSUs is estimated based on the fair market value of the Company’s common stock on the date of grant. For stock options and RSUs, the fair value of award that is expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period. Because stock-based compensation expense is based on awards ultimately expected to vest, it reflects estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Previously recognized expense is reversed for the portion of awards forfeited prior to vesting.

The fair value of PBRSUs is estimated as of the date of grant using the Monte-Carlo simulation model. For PBRSUs, stock-based compensation expense is recognized over the derived service period for each tranche (or market condition). Because the Company’s PBRSUs have multiple derived service periods, it uses the graded-vesting attribution method. The graded vesting attribution method requires a company to recognize compensation expense over the requisite service period for each vesting tranche of the award as though the award were, in substance, multiple awards. The compensation expense for these awards will only be reversible if the employee terminates prior to completing the requisite service periods for these award (i.e., compensation expense will not be reversed if the market condition is not met).

Estimating the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option-pricing model and Monte-Carlo simulation model, is affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. For all stock options granted to date, the Company calculated the expected term using the SEC simplified method. The Company has limited information on its past volatility and has a limited operating history. Therefore, it has estimated the volatility data based on a study of publicly traded industry peer companies. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

The Company accounts for stock-based compensation for equity-settled awards issued to non-employees in exchange for goods and services under ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 requires that equity-settled awards issued to non-employees be measured at the fair value as of the date at which either the commitment for performance by the non-employee to earn the award is reached or the date the non-employee’s performance is complete. Until that point is reached, the award must be revalued at each reporting period with the true-up to expense recorded in the then current period earnings. The value of the award is recognized as an expense over the requisite service period.

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

The Company uses significant estimates and assumptions, including fair value estimates, to determine fair value of assets acquired, liabilities assumed and, when applicable, the related useful lives of the acquired assets, as of the business combination date. When those estimates are provisional, the Company refines them as necessary during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which the Company may gather new information about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Measurement period adjustments are applied retrospectively, if material. All other adjustments are recorded to the consolidated statements of operations.

Reserves for Known and Incurred but not Reported Claims
Reserves for known and incurred but not reported claims represent estimated claims costs and related expenses for patent infringement liability insurance policies in effect. Reserves for known claims are established based on individual case estimates. The Company uses actuarial models and techniques to estimate the reserve for incurred but not reported claims.

Loss expense for known and incurred but not reported claims are charged to earnings after deducting recoverable amounts under the Company’s reinsurance contract.

Recently Adopted Accounting Standards
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts of Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amends Comprehensive Income (Topic 220) in the ASC. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments in ASU 2013-02 are effective for the Company’s interim and annual fiscal periods which began January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements (“ASU 2012-04”), which amends a wide range of topics in the ASC. These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements. The amendments in ASU 2012-04 are effective for the Company’s interim and annual fiscal periods which began January 1, 2013. The adoption of ASU 2012-04 did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments in ASU 2012-02 are effective for the Company’s interim and annual fiscal periods which began January 1, 2013. The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

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

Under the two-class method, basic net income per share available to common stockholders is computed by dividing the net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income available to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period shares of redeemable convertible preferred stock non-cumulative dividends, among common stockholders, restricted stockholders and redeemable convertible preferred stockholders. Diluted net income per share available to common stockholders is computed by using the weighted-average number of shares of common stock outstanding, including potential dilutive shares of common stock, assuming the dilutive effect of outstanding stock options and restricted stock units using the treasury stock method.

The following table presents the calculation of basic and diluted net income per share available to common stockholders (in thousands, except for per share data):

	Year Ended December 31,
	2013	2012	2011
Net income available to common stockholders:
Numerator:
Basic:
Net income	$40,783	$38,957	$29,132
Allocation of net income to participating stockholders	(20)	(502)	(9,435)
Net income available to common stockholders – basic	$40,763	$38,455	$19,697
Diluted:
Net income available to common stockholders – basic	$40,763	$38,455	$19,697
Undistributed earnings re-allocated to common stockholders	—	19	613
Net income available to common stockholders – diluted	$40,763	$38,474	$20,310
Denominator:
Basic shares:
Weighted-average shares used in computing basic net income available to common stockholders	51,956	49,766	32,032
Diluted shares:
Weighted-average shares used in computing basic net income available to common stockholders	51,956	49,766	32,032
Dilutive effect of stock options and restricted stock units using treasury-stock method	1,696	2,036	3,888
Weighted-average shares used in computing diluted net income available to common stockholders	53,652	51,802	35,920
Net income per common share available to common stockholders:
Basic	$0.78	$0.77	$0.61
Diluted	$0.76	$0.74	$0.57

For the years ended December 31, 2013, 2012 and 2011 the following securities were not included in the calculation of diluted shares outstanding, as the effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2013	2012	2011
Weighted-average:
Shares of redeemable convertible preferred stock	—	—	9,270
Stock options outstanding	1,215	2,672	520
Restricted stock units outstanding	127	395	76
Shares of common stock subject to repurchase	25	649	3,114

4.	Fair Value Measurements
The following tables present the financial assets measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Fair Value	Level 1	Level 2
Cash equivalents:
Commercial paper	$34,498	$—	$34,498
U.S. government and agency securities	3,801	—	3,801
Money market funds	37	37	—
	$38,336	$37	$38,299

Short-term investments:
Municipal bonds	$146,100	$—	$146,100
Commercial paper	31,597	—	31,597
Corporate bonds	7,875	—	7,875
U.S. government and agency securities	4,995	—	4,995
	$190,567	$—	$190,567

	December 31, 2012
	Fair Value	Level 1	Level 2
Cash equivalents:
Commercial paper	$19,800	$—	$19,800
Money market funds	14,670	14,670	—
U.S. government and agency securities	9,000	—	9,000
Municipal bonds	3,992	—	3,992
	$47,462	$14,670	$32,792

Short-term investments:
Municipal bonds	$105,515	$—	$105,515
Commercial paper	13,697	—	13,697
Corporate bonds	6,880	—	6,880
	$126,092	$—	$126,092

As of December 31, 2013 and 2012, the Company did not use level 3 inputs to measure financial assets or liabilities at fair value.

5.	Short-term Investments
The following table summarizes the Company’s investments in available-for-sale securities as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Municipal bonds	$146,047	$56	$(3)	$146,100
Commercial paper	31,597	—	—	31,597
Corporate bonds	7,873	2	—	7,875
U.S. government and agency securities	5,002	—	(7)	4,995
	$190,519	$58	$(10)	$190,567

	December 31, 2012
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Municipal bonds	$105,536	$1	$(22)	$105,515
Commercial paper	13,697	—	—	13,697
Corporate bonds	6,880	—	—	6,880
	$126,113	$1	$(22)	$126,092

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity within accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in other income (expense), net in the Company’s consolidated statements of operations.

The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of December 31, 2013 and 2012. As of December 31, 2013, no individual securities incurred continuous unrealized losses for greater than 12 months.

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

7.	Patent Assets, Net
Patent assets, net consisted of the following (in thousands):

	Balance as of December 31, 2012	Additions	Dispositions	Balance as of December 31, 2013
Patent assets	$403,875	$126,501	$(850)	$529,526
Accumulated amortization	(204,561)	(105,533)	522	(309,572)
Patent assets, net	$199,314			$219,954

	Balance as of December 31, 2011	Additions	Patent assets acquired in business combination	Dispositions	Balance as of December 31, 2012
Patent assets	$287,555	$88,520	$27,850	$(50)	$403,875
Accumulated amortization	(124,203)	(80,385)	—	27	(204,561)
Patent assets, net	$163,352				$199,314

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors, and software. The Company amortizes each acquired portfolio of patent assets on a straight-line basis over its estimated economic useful life. As of December 31, 2013, the estimated economic useful lives of the Company’s patent assets generally ranged from 24 to 60 months. As of December 31, 2013, the weighted-average estimated economic useful life at the time of acquisition was 47 months.

The following table summarizes the expected future annual amortization expense of patent assets as of December 31, 2013 (in thousands):

2014	$95,540
2015	67,340
2016	40,357
2017	12,971
2018	3,746
Total estimated future amortization expense	$219,954

Amortization expense was $105.5 million, $80.4 million and $62.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Syndicated Acquisitions
Syndicated acquisitions are transactions involving patent assets that may cost more than the Company is prepared to spend with its own capital resources or that are relevant only to a very small number of clients. In such transactions, the Company may work to acquire these assets with financial assistance from the particular clients against whom they are being or may be asserted. Such clients either pay amounts separate from their subscription fee or, less frequently, lend the Company funds to be used in the transaction. As discussed in the revenue recognition policy in Note 2, the Company may treat the contributions from such clients as revenue on a gross or net basis depending on the specific facts and circumstances of the transaction. In the event that such contributions are recognized on a net basis, the Company will only capitalize the acquired asset that relates to its non-contributing clients. As a result, in such situations the cost basis of the acquired patent rights excludes the amounts paid by the contributing clients.

8.	Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2013	2012
Internal-use software	$4,198	$3,078
Leasehold improvements	1,700	162
Computer, equipment and software	1,096	960
Furniture and fixtures	813	662
Construction-in-progress	119	15
Total property and equipment, gross	7,926	4,877
Less: Accumulated depreciation and amortization	(3,259)	(1,733)
Total property and equipment, net	$4,667	$3,144

Depreciation and amortization expense was $1.6 million, $1.3 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Stock-based compensation capitalized as part of the cost of internal-use software was $0.1 million, $0.3 million, and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

9.	Goodwill
The changes in the carrying amounts of goodwill were as follows (in thousands):

	2013	2012
Balance as of January 1,	$16,460	$1,675
Goodwill from acquisitions	—	14,785
Balance as of December 31,	$16,460	$16,460

10.	Intangible Assets, Net
Intangible assets, net, as of December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31, 2013			December 31, 2012
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Proprietary data and models	$1,500	$(637)	$863	$1,500	$(264)	$1,236
Trademarks	1,890	(1,184)	706	1,890	(637)	1,253
Developed technology	728	(625)	103	728	(380)	348
Customer relationships	250	(215)	35	250	(132)	118
Covenant not to compete	480	(469)	11	480	(222)	258
Intangible assets in-progress	—	—	—	13	—	13
	$4,848	$(3,130)	$1,718	$4,861	$(1,635)	$3,226

The estimated future amortization expense for intangible assets (excluding intangible assets in-progress) are summarized below (in thousands):

2014	$906
2015	625
2016	187
Total estimated future amortization expense	$1,718

Amortization expense was $1.5 million, $1.5 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

11.	Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Accrued payroll-related expenses	$6,791	$6,567
Accrued expenses	1,993	639
Total accrued liabilities	$8,784	$7,206

Patent and other assets purchased but not paid	$563	$1,100
Other current liabilities	1,075	713
Total other current liabilities	$1,638	$1,813

12.	Commitments and Contingencies
Operating Lease Commitments
The Company leases its facilities under non-cancelable lease agreements.

In March 2012, the Company entered into an amended lease agreement related to its San Francisco, California office space. The amendment, which took effect on May 1, 2013, increased the rentable space to approximately 67,000 total square feet and extended the term through October 2019. The monthly base rent payments pursuant to this lease are approximately $0.3 million per month, increasing to approximately $0.4 million per month over the life of the lease.

In October 2013, the Company entered into an agreement to sublease a portion of its San Francisco, California office space. This sublease will take effect on February 1, 2014 and will continue for a 36-month term through January 2017.

Rent expense related to non-cancelable operating leases was $3.5 million, $2.4 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the future minimum lease payments required under non-cancelable operating leases and the future minimum payments to be received from non-cancelable subleases were as follows:

2014	$4,154
2015	4,071
2016	4,139
2017	4,205
2018	4,273
Thereafter	3,613
Future non-cancelable minimum operating lease payments	24,455
Less: minimum payments to be received from non-cancelable subleases	(2,023)
Total future non-cancelable minimum operating lease payments, net	$22,432

Litigation
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or contingencies was recorded as of December 31, 2013 or 2012.

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

Guarantees and Indemnifications
The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2013 or 2012. The Company has no reason to believe that there is any material liability related to such indemnification provisions. The Company does not indemnify its clients for patent infringement.

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

Reserves for Known and Incurred but not Reported Claims
In August 2012, the Company began offering insurance to cover certain costs of litigation brought against its insured clients by NPEs. As of December 31, 2013, the Company had a total of 25 active policies and has recorded a reserve of $0.6 million, net of amounts recoverable from reinsurers, for known and incurred but not reported claims that represent estimated claim costs and related expenses.

The Company regularly reviews loss reserves using a variety of actuarial techniques and updates them as its loss experience develops.

Patent Asset Purchase Commitments
In November 2013, the Company entered into an agreement to acquire patent assets for an aggregate purchase price of $3.0 million. Pursuant to this agreement, the Company paid the purchase price and acquired the patent assets in January 2014.

13.	Stockholder’ Equity
Common Stock
As of December 31, 2013, under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 200 million shares of common stock with a par value of $0.0001 per share.

Preferred Stock
As of December 31, 2013, under the Company’s amended and restated certificate of incorporation the Company is authorized to issue 10 million shares of preferred stock with a par value of $0.0001 per share. The Board of Directors is authorized to provide for the issuance of one or more series of preferred stock and to establish the powers, preferences and rights of the preferred shares.

Equity Plans
In February 2011, the Company’s Board of Directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”), which became effective on the date of the Company’s initial public offering. The 2011 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares of the Company’s common stock and stock units to employees, directors and non-employees. The Board of Directors initially reserved 1,500,000 shares of common stock for future issuance under the 2011 Plan. In March 2013 and 2012, the Company reserved an additional 1,000,000 and 2,457,269 shares of common stock, respectfully, for future issuance under the 2011 Plan. As of December 31, 2013, there were 2,450,958 shares available for grant under the 2011 Plan.

In August 2008, the Company’s Board of Directors adopted the 2008 Plan (the “2008 Plan”) which provides for the issuance of incentive stock options, non-qualified stock options, as well as the direct award or sale of shares of common stock to employees, directors and non-employees for up to 9,019,474 shares of common stock, as amended. No further awards have been made under the 2008 Plan; however, all awards outstanding under the 2008 Plan will continue to be governed by the existing terms.

Under both the 2011 Plan and 2008 Plan, incentive stock options and non-qualified stock options are to be granted at a price that is not less than 100% of the fair value of the stock at the date of grant. Stock options granted to newly hired employees vest 25% on the first anniversary of the date of hire and ratably each month over the ensuing 36-month period. Stock options granted to existing employees generally vest ratably over the 48-months following the date of grant. Stock options are exercisable for a maximum period of 10 years after date of grant. Incentive stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price not to be less than 110% of the fair value of the stock on the date of grant. RSUs granted to newly hired employees vest 25% on the first Company-established vest date after the first anniversary of the employee’s date of hire and ratably each quarter over the ensuing 12-quarter period. RSUs granted to existing employees generally vest ratably each quarter over the 16 quarters following the date of grant. PBRSUs granted to employees may vest 25% on each anniversary of the grant date, provided that the average closing price per share of the Company’s common stock for any 90-calendar day period during the year preceding such anniversary date is equal to or greater than 1.25 times the Company’s stock price on the grant date or on the anniversary of the grant date. To the extent that a portion of the award does not vest on a specific anniversary date, it will remain eligible to vest in any of following three successive anniversaries of the grant date, provided that the market conditions have been satisfied at that time.

A summary of the Company’s activity under its equity-settled award plans and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2012	3,023	5,710	$8.85
Shares authorized	1,000	—	—
Options granted	(100)	100	13.26
Options exercised	—	(1,244)	4.17
Options forfeited	477	(477)	12.88
Repurchases	10	—	—
Restricted stock units granted	(2,369)	—	—
Restricted stock units forfeited	365	—	—
Restricted stock units withheld related to net share settlement of restricted stock units	45	—	—
Balance - December 31, 2013	2,451	4,089	9.91	7.1	$30,943
Vested and exercisable - December 31, 2013		2,156	10.05	7.0	16,704
Vested and expected to vest - December 31, 2013		3,892	9.92	7.1	29,520

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $13.5 million, $23.8 million and $19.0 million, respectively. The total fair value of stock options vested during the years ended December 31, 2013, 2012 and 2011 was $9.1 million, $8.5 million and $4.8 million, respectively.

Restricted Stock Units
The summary of restricted stock unit activity, which includes PBRSUs, is as follows (in thousands, except for per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested units - December 31, 2012	471	$17.27
Granted	2,369	11.55
Vested	(418)	13.35
Forfeited	(365)	12.21
Non-vested units - December 31, 2013	2,057	12.38	$34,770

The total fair value of RSUs vested during the years ended December 31, 2013, 2012 and 2011 was $6.6 million, $1.6 million and $0.2 million, respectively.

In October 2013, the Board of Directors approved net-share settlement for tax withholdings on RSU vesting. In 2013, the Company withheld issuing 45,338 shares of its common stock based on the value of the RSUs on their vesting dates as determined by the Company’s closing common stock price. Total payments for the employees’ minimum tax obligations to taxing authorities were $0.8 million for the year ended December 31, 2013, and were recorded as a reduction to additional paid-in capital and reflected as a financing activity within the consolidated statements of cash flows. The net-share settlements reduced the number of shares that would have otherwise been issued on the vesting date and increased the number of shares reserved for future issuance under the 2011 Plan.

Stock-Based Compensation Related to Employees and Directors
The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The weighted-average assumptions used to estimate the fair value of stock options granted and the resulting fair values are as follows:

	Year Ended December 31,
	2013	2012	2011
Dividend yield	—%	—%	—%
Risk-free rate	0.93%	1.11%	1.44%
Expected volatility	61%	61%	59%
Expected term (in years)	6.1	6.0	6.4
Grant date fair value	$7.39	$9.02	$7.81

The fair value of RSUs granted to employees and non-employee directors is measured by reference to the fair value of the underlying shares on the date of grant.

PBRSUs contain both service and market conditions that affect the quantity of awards that will vest. During the year ended December 31, 2013, the Company granted 175,000 PBRSUs. The Company estimates the grant date fair value of the PBRSUs using the Monte Carlo simulation model. The weighted-average assumptions used to estimate the fair value of PBRSUs and the resulting fair values are as follows:

Year Ended December 31,
2013
Dividend yield	—%
Risk free rate	0.59%
Expected volatility	53%
Grant date fair value	$6.39

Stock-based compensation expense related to stock options granted to employees and non-employee directors was $8.5 million, $7.9 million and $5.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Stock-based compensation expense related to RSUs granted to employees and non-employee directors was $6.9 million, $2.0 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Stock-based compensation expense related to PBRSUs granted to employees was $0.4 million for the year ended December 31, 2013 and nil for both the years ended December 31, 2012 and 2011.

As of December 31, 2013, there was $10.5 million and $22.8 million of unrecognized compensation cost related to stock options and RSUs, including PBRSUs, respectively, which is expected to be recognized over a weighted-average period of 2.1 years and 3.0 years, respectively. Future grants of equity awards will increase the amount of stock-based compensation expense to be recorded.

Stock-Based Compensation Related to Non-Employees
The Company periodically grants equity awards to non-employees in exchange for goods and services. No awards were granted to non-employees in exchange for goods and services during the years ended December 31, 2013 and 2012. During the year ended December 31, 2011, the Company issued 10,000 shares of common stock, 62,632 RSUs, and 75,000 stock options to non-employees in exchange for services.

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

Non-employee stock-based compensation expense related to stock options was $0.2 million, $0.3 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Non-employee stock-based compensation expense related to RSUs was $0.2 million, $0.3 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

14.	Income Taxes
Income before income tax provision consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$64,281	$61,983	$45,256
International	14	86	101
Total income before income tax provision	$64,295	$62,069	$45,357
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$(17,145)	$(17,525)	$(5,603)
State	(1,188)	(643)	(421)
Foreign	(8,220)	(3,737)	(4,576)
Total current provision for income taxes	(26,553)	(21,905)	(10,600)
Deferred:
Federal	2,920	(450)	(6,555)
State	121	(757)	930
Total deferred provision for income taxes	3,041	(1,207)	(5,625)
Total provision for income taxes	$(23,512)	$(23,112)	$(16,225)

Net deferred tax liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Deferred revenue	$1,850	$4,241
Reserves and other	2,073	885
Stock-based compensation	5,200	3,132
Total deferred tax assets	9,123	8,258
Deferred tax liabilities:
Depreciation and amortization	(16,960)	(18,708)
Net deferred tax liabilities	$(7,837)	$(10,450)

The following is a reconciliation of the statutory federal income tax to the Company’s effective tax (in thousands):

	Year ended December 31,
	2013	2012	2011
Tax at statutory federal rate	$(22,503)	$(21,721)	$(15,875)
State tax – net of federal benefit	(655)	(928)	(176)
Permanent differences	(569)	(644)	(341)
Foreign tax	(8,214)	(3,737)	(4,576)
Foreign tax credits	8,216	3,652	4,555
Foreign income not taxed at federal rate	1	30	36
Other	212	236	152
Total provision for income taxes	$(23,512)	$(23,112)	$(16,225)

In assessing the realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence as of December 31, 2013, management believes it is more-likely-than-not that the U.S. net deferred tax asset will be fully realized. Accordingly, management has not applied a valuation allowance against its net deferred tax assets.
As of December 31, 2013, the Company had state net operating loss carryforwards of $2.0 million available to reduce future taxable income, which will begin to expire in 2031.
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
Deferred tax liabilities have not been recognized for undistributed earnings for foreign subsidiaries because it is management’s intention to indefinitely reinvest such undistributed earnings outside the U.S. Generally, such earnings are subject to potential foreign withholding tax and the U.S. tax upon remittance of dividends and under certain other circumstances. The Company believes that the the potential liability would be immaterial.

Uncertain Tax Positions
As of December 31, 2013, the Company’s total amount of unrecognized tax benefits was $2.0 million, all of which would impact the Company’s effective tax rate, if recognized.
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	2013	2012
Balance as of January 1,	$1,136	$369
Gross increase related to current period tax positions	1,043	767
Gross decrease related to prior period tax positions	(143)	—
Balance as of December 31,	$2,036	$1,136
The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2013 and 2012, the Company recognized $17,000 and $0.1 million respectively, of interest and penalties associated with unrecognized tax benefits.
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
During the year ended December 31, 2013, four members of the Company’s Board of Directors also served on the boards of directors of RPX clients. During the year ended December 31, 2012, two members of the Company’s Board of Directors also served on the boards of directors of RPX clients. During the year ended December 31, 2011, one member of the Company’s Board of Directors also served on the board of directors of an RPX client. The Company recognized subscription revenue from these clients in the amount of $5.1 million, $3.6 million and $2.6 million during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 there were $4.4 million of receivables due from these clients. There were no receivables due from these clients on December 31, 2012.

16.	Employee Savings Plan
The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code (the “Plan”), available for its employees in the United States who meet the Plan’s age and service requirements. Employees are eligible to participate in the Plan in the month following their 3-month anniversary with the Company. Under the terms of the Plan, employees may make voluntary contributions up to maximum statutory limits. In 2013, the Company elected to contribute a discretionary match of one dollar for each dollar contributed, with a maximum employer contribution of $2,500 for each United States based employee. The Company recorded contribution expense of $0.2 million during the year ended December 31, 2013.

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

The following table presents revenue by location and revenue generated by country as a percentage of total revenue for the applicable period, for countries representing 10% or more of revenues for the periods presented (dollars in thousands):

	Year Ended December 31,
	2013		2012		2011
United States	$145,310	61%	$111,419	56%	$91,593	59%
Japan	39,465	17	40,484	20	27,595	18%
Other	52,729	22	45,785	24	34,856	23%
Total revenue	$237,504	100%	$197,688	100%	$154,044	100%

Long-lived assets information by location is presented below (in thousands):

	Year Ended December 31,
	2013	2012
United States	$4,646	$3,116
Japan	21	28
Total long-lived assets	$4,667	$3,144

18.	Selected Quarterly Financial Information (Unaudited)
Summarized quarterly financial information for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	Three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$61,194	$57,481	$58,554	$60,275
Cost of revenue	23,670	24,694	29,766	32,641
Selling, general and administrative expenses	14,473	15,736	15,584	16,732
Loss on sale of patent assets	—	126	—	—
Operating income	23,051	16,925	13,204	10,902
Other income, net	51	63	56	43
Income before provision for income taxes	23,102	16,988	13,260	10,945
Provision for income taxes	8,407	6,291	4,863	3,951
Net income	$14,695	$10,697	$8,397	$6,994
Net income available to common stockholders:
Basic	$14,678	$10,691	$8,395	$6,994
Diluted	$14,678	$10,691	$8,395	$6,994
Net income available to common stockholders per common share(1):
Basic	$0.29	$0.21	$0.16	$0.13
Diluted	$0.28	$0.20	$0.16	$0.13
Other Data:
Deferred revenue, including current portion	$118,177	$117,573	$105,230	$137,743
Stock-based compensation expense	$3,708	$4,478	$3,895	$4,033

	Three months ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue	$43,849	$55,238	$47,044	$51,557
Cost of revenue	18,017	20,511	21,980	21,815
Selling, general and administrative expenses	13,223	13,533	13,147	13,687
(Gain) on sale of patent assets	(177)	—	—	—
Operating income	12,786	21,194	11,917	16,055
Other income (expense), net	(20)	47	65	25
Income before provision for income taxes	12,766	21,241	11,982	16,080
Provision for income taxes	4,685	8,053	4,392	5,982
Net income	$8,081	$13,188	$7,590	$10,098
Net income available to common stockholders:
Basic	$7,840	$12,976	$7,556	$10,080
Diluted	$7,853	$12,985	$7,557	$10,080
Net income available to common stockholders per common share(1):
Basic	$0.16	$0.26	$0.15	$0.20
Diluted	$0.15	$0.25	$0.14	$0.19
Other Data:
Deferred revenue, including current portion	$105,801	$105,980	$98,687	$104,371
Stock-based compensation expense	$2,491	$2,521	$2,481	$2,841
(1) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None

Item 9A	Controls and Procedures.
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

Internal Control over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the guidelines established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

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

Item 9B	Other Information.
None

PART III.

Item 10	Directors, Executive Officers and Corporate Governance.
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

The other information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2014 annual meeting of stockholders (the “2014 Proxy Statement”), which we expect to file within 120 days of our fiscal year ended December 31, 2013, and is incorporated herein by reference.

Item 11	Executive Compensation.
The information regarding executive compensation required by this item will be included under the caption “Executive Compensation” in the 2014 Proxy Statement and is incorporated herein by reference.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding securities authorized for issuance under equity compensation plans required by this item will be included under the caption “Equity Compensation Plan Information” in the 2014 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2014 Proxy Statement and is incorporated herein by reference.

Item 13	Certain Relationships and Related Transactions, and Director Independence.
The information regarding transactions with related persons required by this item is included under the caption “Certain Relationships and Related Persons Transactions” in the 2014 Proxy Statement and will be incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2014 Proxy Statement and is incorporated herein by reference.

Item 14	Principal Accounting Fees and Services.
The information required by this item will be incorporated under the captions “Independent Registered Public Accounting Firm’s Fees” and “Pre-Approval Policies and Procedures” in the 2014 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15	Exhibits and Financial Statement Schedules.

1.	Financial Statements
The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein by reference.

2.	Financial Statement Schedules
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

RPX CORPORATION
(Registrant)

March 7, 2014	By:	/s/ JOHN A. AMSTER
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

Signature	Title	Date

/s/ JOHN A. AMSTER	Chief Executive Officer; Director (Principal Executive Officer)	March 7, 2014
John A. Amster

/s/ NED SEGAL	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2014
Ned Segal

/s/ GEOFFREY T. BARKER	Executive Director	March 7, 2014
Geoffrey T. Barker

/s/ IZHAR ARMONY	Director	March 7, 2014
Izhar Armony

/s/ SHELBY W. BONNIE	Director	March 7, 2014
Shelby W. Bonnie

/s/ STEVEN L. FINGERHOOD	Director	March 7, 2014
Steven L. Fingerhood

/s/ RANDY KOMISAR	Director	March 7, 2014
Randy Komisar

/s/ THOMAS O. RYDER	Director	March 7, 2014
Thomas O. Ryder

/s/ SANFORD R. ROBERTSON	Director	March 7, 2014
Sanford R. Robertson

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of RPX Corporation	S-1	333-171817	3.2	1/21/2011

3.2	Amended and Restated Bylaws of RPX Corporation	S-1/A	333-171817	3.4	4/18/2011

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of Common Stock Certificate evidencing shares of common stock of the Registrant	S-1/A	333-171817	4.2	4/29/2011

4.3	Amended and Restated Investors’ Rights Agreement by and among the Registrant, John Amster, Geoffrey T. Barker, Eran Zur and the Investors (as defined therein), dated as of July 15, 2009	S-1	333-171817	4.3	1/21/2011

4.4	Waiver and Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, the Amended and Restated Voting Agreement and the Amended and Restated First Refusal and Co-Sale Agreement, dated as of November 12, 2010	S-1	333-171817	4.4	1/21/2011

10.1	Form of Indemnification Agreement between the Registrant and each officer and director	S-1	333-171817	10.1	1/21/2011

10.2	Employment Offer Letter by and between the Registrant and John Amster, dated as of August 9, 2008	S-1	333-171817	10.2	1/21/2011

10.3	Employment Offer Letter by and between the Registrant and Geoffrey Barker, dated as of August 10, 2008	S-1	333-171817	10.3	1/21/2011

10.4	Employment Offer Letter by and between the Registrant and Henri Linde, dated as of October 8, 2008	S-1	333-171817	10.5	1/21/2011

10.5	Revised Employment Offer Letter by and between the Registrant and Adam Spiegel, dated as of February 10, 2010	S-1	333-171817	10.6	1/21/2011

10.6	Employment Offer Letter by and between the Registrant and Mallun Yen, dated as of October 25, 2010	S-1	333-171817	10.7	1/21/2011

10.7	Director Offer Letter by and between the Registrant and Shelby Bonnie, dated as of January 29, 2011	S-1/A	333-171817	10.26	3/7/2011

10.8	Director Offer Letter by and between the Registrant and Sanford R. Robertson, dated as of March 2, 2011	S-1/A	333-171817	10.28	4/18/2011

10.9	2008 Stock Plan, as amended	S-1	333-171817	10.8	1/21/2011

10.10	Form of Notice of Stock Option Grant (Early Exercise) and Stock Option Agreement under 2008 Stock Plan	S-1	333-171817	10.9	1/21/2011

10.11	Form of Notice of Stock Option Grant and Stock Option Agreement under 2008 Stock Plan	S-1	333-171817	10.1	1/21/2011

10.12	Form of Notice of Stock Option Exercise (Early Exercise) under 2008 Stock Plan	S-1	333-171817	10.11	1/21/2011

10.13	Form of Notice of Stock Option Exercise under 2008 Stock Plan	S-1	333-171817	10.12	1/21/2011

10.14	2011 Equity Incentive Plan	S-1/A	333-171817	10.25	3/7/2011

10.15	Form of Notice of Stock Option Grant and Stock Option Agreement under 2011 Equity Incentive Plan	S-1/A	333-171817	10.32	4/29/2011

10.16	Form of Notice of Stock Option Grant (Non-Employee Directors) and Stock Option Agreement (Non-Employee Directors) under 2011 Equity Incentive Plan	S-1/A	333-171817	10.33	4/29/2011

10.17	Form of Notice of Stock Unit Award and Stock Unit Agreement under 2011 Equity Incentive Plan	S-1/A	333-171817	10.34	4/29/2011

10.18	Amended and Restated Compensation Program for Non-Employee Directors	10-Q	001-35146	10.3	3/7/2013

10.19	Reference is made to Exhibit 4.3

10.20	Reference is made to Exhibit 4.4

10.21	Common Stock Purchase Agreement by and among the Registrant and the Investors (as defined therein), dated as of April 7, 2011	S-1/A	333-171817	10.29	4/18/2011

10.22	Form of Lock-Up Agreement, entered into by MHV Partners LLC and Sanford Robertson	S-1/A	333-171817	10.30	4/18/2011

10.23	Sublease by and between Registrant and Sedgwick, Detert, Moran & Arnold LLP, dated as of September 29, 2009	S-1	333-171817	10.23	1/21/2011

10.24	Office Lease Agreement between Registrant and PPF Paramount One Market Plaza Owner, L.P., dated as of July 28, 2010	S-1	333-171817	10.24	1/21/2011

10.25	Office Lease Agreement between Registrant and PPF Paramount One Market Plaza Owner, L.P., dated as of March 9, 2012	10-K	001-35146	10.31	3/26/2012

10.26	Employment Offer Letter by and Between the Registrant and Ned Segal, dated as of February 7, 2013	8-K	001-35146	10.1	2/12/2013

10.27	Separation Agreement between RPX Corporation and Adam Spiegel dated March 7, 2013	8-K	001-35146	10.1	3/13/2013

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (Included in Signature Page)					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS+	XBRL Instance Document					X

101.SCH+	XBRL Taxonomy Extension Schema Document					X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document					X

+ XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.