Form 10-Q
period 2014-03-31
RPX Corp
filed 2014-05-07
CIK 1509432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————
FORM 10-Q
————————————————
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
There were 53,012,699 shares of the registrant’s common stock issued and outstanding as of April 30, 2014.

RPX Corporation
Form 10-Q Quarterly Report
————————————————

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements (unaudited)

RPX Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31 2014	December 31 2013
Assets
Current assets:
Cash and cash equivalents	$120,898	$100,155
Short-term investments	181,816	190,567
Restricted cash	364	364
Accounts receivable	13,071	38,477
Prepaid expenses and other current assets	9,030	10,546
Deferred tax assets	4,343	3,817
Total current assets	329,522	343,926
Patent assets, net	247,962	219,954
Property and equipment, net	4,506	4,667
Intangible assets, net	1,402	1,718
Goodwill	16,460	16,460
Restricted cash, less current portion	1,454	1,454
Other assets	618	622
Total assets	$601,924	$588,801

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$633	$332
Accrued liabilities	6,317	8,784
Deferred revenue	138,684	131,808
Deferred payment obligations	—	500
Other current liabilities	1,060	1,638
Total current liabilities	146,694	143,062
Deferred revenue, less current portion	1,850	5,935
Deferred tax liabilities	11,315	11,654
Other liabilities	3,106	3,227
Total liabilities	162,965	163,878
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	309,537	305,343
Retained earnings	129,387	119,527
Accumulated other comprehensive income	30	48
Total stockholders’ equity	438,959	424,923
Total liabilities and stockholders’ equity	$601,924	$588,801
The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$61,888	$61,194
Cost of revenue	28,920	23,670
Selling, general and administrative expenses	17,255	14,473
Operating income	15,713	23,051
Other income, net	99	51
Income before provision for income taxes	15,812	23,102
Provision for income taxes	5,952	8,407
Net income	$9,860	$14,695

Net income available to common stockholders:	$9,860	$14,678

Net income available to common stockholders per common share:
Basic	$0.19	$0.29
Diluted	$0.18	$0.28
Weighted-average shares used in computing net income available to common stockholders per common share:
Basic	52,803	51,201
Diluted	54,443	52,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$9,860	$14,695
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(18)	99
Less: reclassification adjustment for (gains) losses included in net income	—	1
Net unrealized gains (losses) on available-for-sale securities, net of tax	(18)	100
Comprehensive income	$9,842	$14,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$9,860	$14,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,418	23,325
Stock-based compensation	3,802	3,708
Excess tax benefit from stock-based compensation	(694)	(968)
Amortization of premium on investments	1,608	1,270
Deferred taxes	(893)	(1,153)
Other	(500)	6
Changes in assets and liabilities:
Accounts receivable	25,406	11,978
Other receivables	—	33,775
Prepaid expenses and other assets	463	1,801
Accounts payable	467	(68)
Accrued and other liabilities	(2,601)	(1,978)
Deferred revenue	2,791	13,806
Net cash provided by operating activities	68,127	100,197
Cash flows from investing activities
Purchases of investments classified as available-for-sale	(51,125)	(58,030)
Maturities of investments classified as available-for-sale	59,945	37,811
Purchases of property and equipment	(426)	(421)
Acquisitions of patent assets	(56,153)	(19,437)
Net cash used in investing activities	(47,759)	(40,077)
Cash flows from financing activities
Proceeds from exercise of stock options and other common stock issuances	582	1,019
Taxes paid related to net-share settlements of restricted stock units	(901)	—
Excess tax benefit from stock-based compensation	694	968
Net cash provided by financing activities	375	1,987
Net increase in cash and cash equivalents	20,743	62,107
Cash and cash equivalents at beginning of period	100,155	73,638
Cash and cash equivalents at end of period	$120,898	$135,745

Non-cash investing and financing activities
Change in patent assets purchased and accrued but not paid	$(500)	$10,000
Change in fixed assets purchased and accrued but not paid	(166)	—
Change in other assets purchased and accrued but not paid	(63)	250

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Nature of Business
RPX Corporation (also referred to herein as “RPX” or the “Company”) helps companies reduce patent-related risk and expense by providing a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. The core of the Company’s solution is defensive patent aggregation, in which it acquires patents or licenses to patents that are being or may be asserted against the Company’s current or prospective clients. The Company may occasionally enter into agreements to acquire covenants not to sue in order to further mitigate its clients’ litigation risk. The acquired patents, licenses to patents, patent rights and agreements for covenants not to sue are collectively referred to as “patent assets.” The Company’s clients pay an annual subscription fee and in return, receive a license from the Company to substantially all of its patent assets and access to its proprietary patent market intelligence and data. In addition to the Company’s core solution, in August 2012, the Company began underwriting patent infringement liability insurance policies to insure against certain costs of litigation from non-practicing entities (“NPEs”). As of and for the three months ended March 31, 2014, the effect of the insurance policies that have been issued was not material to the Company’s results of operations or financial condition.
2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of March 31, 2014, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income, and the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013, are unaudited. The condensed consolidated balance sheet as of December 31, 2013 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, necessary to state fairly the results of the interim periods have been included in the accompanying financial statements. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any subsequent interim period or for the year ending December 31, 2014.

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2014, as compared to the significant accounting policies presented under the heading “Basis of Presentation and Significant Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2014.

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

The following table presents the calculation of basic and diluted net income per share available to common stockholders (in thousands, except for per share data):

	Three Months Ended March 31,
	2014	2013
Net income available to common stockholders:
Numerator:
Net income	$9,860	$14,695
Allocation of net income to participating stockholders	—	(17)
Net income available to common stockholders	$9,860	$14,678
Denominator:
Basic shares:
Weighted-average shares used in computing basic net income available to common stockholders	52,803	51,201
Diluted shares:
Weighted-average shares used in computing basic net income available to common stockholders	52,803	51,201
Dilutive effect of stock options and restricted stock units using the treasury-stock method	1,640	1,452
Weighted-average shares used in computing diluted net income available to common stockholders	54,443	52,653
Net income per common share available to common stockholders:
Basic	$0.19	$0.29
Diluted	$0.18	$0.28

The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2014	2013
Weighted-average:
Stock options outstanding	798	2,622
Restricted stock units outstanding	60	347
Shares of common stock subject to repurchase	—	59

4.	Fair Value Measurements
The following tables present the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2014
	Fair Value	Level 1	Level 2
Cash equivalents:
Commercial paper	$41,998	$—	$41,998
Municipal bonds	3,378	—	3,378
Money market funds	1,785	1,785	—
	$47,161	$1,785	$45,376

Short-term investments:
Municipal bonds	$151,400	$—	$151,400
Corporate bonds	14,913	—	14,913
U.S. government and agency securities	10,005	—	10,005
Commercial paper	5,498	—	5,498
	$181,816	$—	$181,816

	December 31, 2013
	Fair Value	Level 1	Level 2
Cash equivalents:
Commercial paper	$34,498	$—	$34,498
U.S. government and agency securities	3,801	—	3,801
Money market funds	37	37	—
	$38,336	$37	$38,299

Short-term investments:
Municipal bonds	$146,100	$—	$146,100
Commercial paper	31,597	—	31,597
Corporate bonds	7,875	—	7,875
U.S. government and agency securities	4,995	—	4,995
	$190,567	$—	$190,567

As of March 31, 2014 and December 31, 2013, the Company did not use level 3 inputs to measure financial assets or liabilities at fair value.

5.	Short-term Investments
The following tables present the Company’s investments in available-for-sale securities (in thousands):

	March 31, 2014
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Municipal bonds	$151,360	$44	$(4)	$151,400
Corporate bonds	14,919	1	(7)	14,913
U.S. government and agency securities	10,010	—	(5)	10,005
Commercial paper	5,498	—	—	5,498
	$181,787	$45	$(16)	$181,816

	December 31, 2013
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Municipal bonds	$146,047	$56	$(3)	$146,100
Commercial paper	31,597	—	—	31,597
Corporate bonds	7,873	2	—	7,875
U.S. government and agency securities	5,002	—	(7)	4,995
	$190,519	$58	$(10)	$190,567

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity within accumulated other comprehensive income. Realized gains and losses on available-for-sale securities are included in other income, net in the Company’s condensed consolidated statements of operations.

The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of March 31, 2014 and December 31, 2013. As of March 31, 2014, no individual securities incurred continuous unrealized losses for greater than 12 months.

6.	Patent Assets, Net
Patent assets, net consisted of the following (in thousands):

	Balance as of December 31, 2013	Additions	Assets held-for-sale	Balance as of March 31, 2014
Patent assets	$529,526	$55,653	$(11)	$585,168
Accumulated amortization	(309,572)	(27,638)	4	(337,206)
Patent assets, net	$219,954			$247,962

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors and software. The Company amortizes each acquired portfolio of patent assets on a straight-line basis over its estimated economic useful life. As of March 31, 2014, the estimated economic useful lives of the Company’s patent assets generally ranged from 24 to 60 months. As of March 31, 2014, the weighted-average estimated economic useful life at the time of acquisition of all patents acquired since the Company’s inception was 46 months.

As of March 31, 2014, the Company expects amortization expense in future periods to be as follows (in thousands):

2014 (remainder)	$82,312
2015	84,497
2016	56,524
2017	19,879
2018	4,688
Thereafter	62
Total estimated future amortization expense	$247,962

Amortization expense was $27.6 million and $22.6 million for the three months ended March 31, 2014 and 2013, respectively.

7.	Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Internal-use software	$4,340	$4,198
Leasehold improvements	1,741	1,700
Computer, equipment and software	1,181	1,096
Furniture and fixtures	813	813
Construction-in-progress	154	119
Total property and equipment, gross	8,229	7,926
Less: Accumulated depreciation and amortization	(3,723)	(3,259)
Total property and equipment, net	$4,506	$4,667

Depreciation and amortization expense was $0.5 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively. Stock-based compensation capitalized as part of the cost of internal-use software was nil and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

8.	Intangible Assets, Net
Intangible assets, net, consisted of the following (in thousands):

	March 31, 2014			December 31, 2013
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Proprietary data and models	$1,500	$(731)	$769	$1,500	$(637)	$863
Trademarks	1,890	(1,321)	569	1,890	(1,184)	706
Developed technology	728	(678)	50	728	(625)	103
Customer relationships	250	(236)	14	250	(215)	35
Covenant not to compete	—	—	—	480	(469)	11
	$4,368	$(2,966)	$1,402	$4,848	$(3,130)	$1,718

As of March 31, 2014, the Company expects amortization expense in future periods to be as follows (in thousands):

2014 (remainder)	$590
2015	625
2016	187
Total estimated future amortization expense	$1,402

Amortization expense was $0.3 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.

9.	Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued payroll-related expenses	$3,810	$6,791
Accrued expenses	2,507	1,993
Total accrued liabilities	$6,317	$8,784

Patent and other assets purchased but not paid	$—	$563
Other current liabilities	1,060	1,075
Total other current liabilities	$1,060	$1,638

10.	Commitments and Contingencies
Operating Lease Commitments
The Company generally does not enter into long-term minimum purchase commitments. Its principal long-term commitments consist of obligations under operating leases for office space. There were no substantial changes to the Company’s contractual obligations or commitments during the three months ended March 31, 2014 as compared to those presented under the heading “Commitments and Contingencies” in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2014.

Rent expense related to non-cancelable operating leases was $0.9 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively, net of sublease income of $0.1 million and nil, respectively.

Litigation
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or contingencies was recorded as of March 31, 2014 or December 31, 2013.

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

In February 2013, Volkswagen Group of America, Inc. (“Volkswagen”) filed a third-party complaint against the Company as part of an existing patent infringement lawsuit in the U.S. District Court for the Eastern District of Texas that was originally filed by Norman IP Holdings, LLC (“Norman”) and in which Volkswagen is a defendant. The complaint relates to a patent license and acquisition transaction that the Company entered into with Norman and Saxon Innovations, LLC (“Saxon”) in January 2010. The claims allege that the Company, together with Norman and Saxon, violated federal antitrust law and Texas antitrust law. Volkswagen seeks declaratory relief, unspecified monetary damages, and injunctive relief. In March 2014, Volkswagen voluntarily dismissed its complaint against the Company without prejudice.

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

Guarantees and Indemnifications
The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. The Company had no liabilities recorded for these agreements as of March 31, 2014 or December 31, 2013. The Company has no reason to believe that there is any material liability related to such indemnification provisions. The Company does not indemnify its clients for patent infringement.

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

Reserves for Known and Incurred but not Reported Claims
In August 2012, the Company began offering insurance to cover certain costs of litigation brought against its insured clients by NPEs. As of March 31, 2014, the Company had a total of 31 active policies and had recorded a reserve of $0.6 million, net of amounts recoverable from reinsurers, for known and incurred but not reported claims that represent estimated claim costs and related expenses.

The Company regularly reviews its loss reserves using a variety of actuarial techniques and updates them as its loss experience develops.

11.	Stockholders’ Equity
Equity Plans
A summary of the Company’s activity under its equity-settled award plans and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2013	2,451	4,089	$9.91
Shares authorized(1)	1,000	—	—
Options exercised	—	(138)	4.18
Options forfeited/canceled	20	(20)	16.26
Restricted stock units granted	(1,098)	—	—
Restricted stock units forfeited	56	—	—
Restricted stock units withheld related to net-share settlement of restricted stock units	56	—	—
Balance - March 31, 2014	2,485	3,931	10.08	6.8	$26,904
Vested and exercisable - March 31, 2014		2,318	10.27	6.7	16,165
Vested and expected to vest - March 31, 2014		3,717	10.10	6.8	25,484
(1) In March 2014, the Company reserved an additional 1,000,000 shares of its common stock for future issuance under the 2011 Plan.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2014 and 2013 was $1.7 million and $4.0 million, respectively. The total fair value of stock options vested during the three months ended March 31, 2014 and 2013 was $1.7 million and $2.2 million, respectively.

Restricted Stock Units
The summary of restricted stock unit activity, which includes performance-based restricted stock units with a market condition (“PBRSUs”), is as follows (in thousands, except for per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested units - December 31, 2013	2,057	$12.38
Granted	1,098	13.97
Vested	(148)	10.99
Forfeited	(56)	13.77
Non-vested units - March 31, 2014	2,951	13.02	$48,049

The total fair value of restricted stock units (“RSUs”) vested during the three months ended March 31, 2014 and 2013 was $2.4 million and $0.4 million, respectively.

In October 2013, the Board of Directors approved net-share settlement for tax withholdings on RSU vesting. During the three months ended March 31, 2014, the Company withheld issuing 55,648 shares of its common stock based on the value of the RSUs on their vesting dates as determined by the Company’s closing common stock price. Total payments for the employees’ minimum tax obligations to taxing authorities were $0.9 million for the three months ended March 31, 2014, and were recorded as a reduction to additional paid-in capital and reflected as a financing activity within the condensed consolidated statements of cash flows. The net-share settlements reduced the number of shares that would have otherwise been issued on the vesting date and increased the number of shares reserved for future issuance under the 2011 Plan.

Stock-Based Compensation Related to Employees and Directors
The fair value of RSUs granted to employees and directors is measured by reference to the fair value of the underlying shares on the date of grant.

PBRSUs contain both service and market conditions that affect the quantity of awards that will vest. During the three months ended March 31, 2014 and 2013, the Company granted 200,000 and 125,000 PBRSUs, respectively. The Company estimates the grant date fair value of PBRSUs using the Monte Carlo simulation model. The weighted-average assumptions used to estimate the fair value of PBRSUs and the resulting fair values are as follows:

	Three Months Ended March 31,
	2014	2013
Dividend yield	—%	—%
Risk-free rate	1.11%	0.62%
Expected volatility	48%	55%
Grant date fair value	$7.47	$6.00

Stock-based compensation expense related to stock options granted to employees and directors was $1.5 million and $2.4 million for the three months ended March 31, 2014 and 2013, respectively. Stock-based compensation expense related to RSUs granted to employees and directors was $2.2 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively. Stock-based compensation expense related to PBRSUs granted to employees was $0.2 million and less than $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, there was $8.9 million and $35.0 million of unrecognized compensation cost related to stock options and RSUs, including PBRSUs, respectively, which is expected to be recognized over a weighted-average period of 2.0 years and 3.1 years, respectively. Future grants of equity awards will increase the amount of stock-based compensation expense to be recorded.

Stock-Based Compensation Related to Non-Employees
The Company periodically grants equity awards to non-employees in exchange for goods and services. No equity awards were granted to non-employees in exchange for goods and services during the three months ended March 31, 2014 and 2013.

Stock-based compensation expense for non-employees is based on the fair value of the award on the measurement date, which is the earlier of the date by which the commitment for performance by the non-employee to earn the award is reached and the date on which the non-employee’s performance is complete. Each reporting period, the fair value of the unvested non-employee stock option or RSU is revalued until the award vests on the measurement date.

Non-employee stock-based compensation expense related to stock options was nil and $0.1 million for the three months ended March 31, 2014 and 2013, respectively. Non-employee stock-based compensation expense related to RSUs was nil and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

12.	Income Taxes
The Company uses an estimated annual effective tax rate based upon a projection of its annual fiscal year results to measure the income tax benefit or expense recognized in each interim period. The Company’s effective tax rate, including the impact of discrete benefit items, was 38% and 36% for the three months ended March 31, 2014 and 2013, respectively. The higher effective tax rate for the three months ended March 31, 2014 was primarily due to an increase in nondeductible executive compensation which was partially offset by a decrease in book expense for nondeductible incentive stock options.

The Company’s 2010 tax year is currently under examination by the State of California Franchise Tax Board. The Company does not expect a material impact on its condensed consolidated financial statements as a result of this examination. The 2010 through 2012 tax periods remain open to examination by the Internal Revenue Service and the 2009 through 2012 tax periods remain open to examination by most state tax authorities. For the Company’s foreign jurisdictions, the 2009 through 2012 tax years remain open to examination by their respective tax authorities.

13.	Related-Party Transactions
During the three months ended March 31, 2014, four members of the Company’s Board of Directors also served on the boards of directors of RPX clients. During the three months ended March 31, 2013, three members of the Company’s Board of Directors also served on the boards of directors of RPX clients. The Company recognized subscription revenue from these clients in the amount of $1.4 million and $1.2 million during the three months ended March 31, 2014 and 2013, respectively. As of December 31, 2013, there was $4.4 million of receivables due from these clients. There were no receivables due from these clients on March 31, 2014.

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

The following table presents revenue by location and revenue generated by country as a percentage of total revenue for the applicable period, for countries representing 10% or more of revenues for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2014		2013
United States	$37,105	60%	$37,567	61%
Japan	9,556	15	10,661	17
Taiwan	4,885	8	6,017	10
Other	10,342	17	6,949	12
Total revenue	$61,888	100%	$61,194	100%

Long-lived assets information by location is presented below (in thousands):

	March 31, 2014	December 31, 2013
United States	$4,487	$4,646
Japan	19	21
Total long-lived assets	$4,506	$4,667

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”)on March 10, 2014.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. Forward-looking statements include statements regarding our business strategies and business model, products, benefits to our clients, future financial results and expenses and patent acquisition spending. These statements are based on the beliefs and assumptions of our management based on information that is currently available. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those identified below and those discussed in the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing and our Annual Report on Form 10-K filed with the SEC on March 10, 2014. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

During the three months ended March 31, 2014, our revenue grew to $61.9 million from $61.2 million for the three months ended March 31, 2013. Our client count increased by 10 clients, bringing our total client network to 178 as of March 31, 2014. At March 31, 2014, we had deferred revenue of $140.5 million.

We believe that our acquisitions of patent assets are a key driver of the value that we create for our clients. We measure patent asset acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital. During the three months ended March 31, 2014, we completed 16 acquisitions of patent assets and our gross and net acquisition spend totaled $58.7 million and $55.7 million, respectively. From our inception through March 31, 2014, we have completed 183 acquisitions of patent assets with gross and net acquisition spend of $814.4 million and $588.5 million, respectively.

Insuring against the costs of non-practicing entity (“NPE”) litigation is a natural extension of our core defensive patent acquisition service. In August 2012, we started to offer NPE patent infringement liability insurance, which is a liability insurance policy for operating companies that covers certain costs associated with patent infringement lawsuits by NPEs. The insurance product complements our core defensive patent acquisition service, enabling policyholders, who must be members of our client network, to better manage and mitigate the risk of NPE patent litigation. As of March 31, 2014, we had a total of 31 active insurance policies. The effect of the insurance policies that have been issued was not material to our results of operations or financial condition for the three months ended March 31, 2014 or 2013. In connection with an evolution of the way that we will sell insurance policies, during March 2014 we formed a reinsurance company to bear some underwriting risk on insurance policies issued in future periods. We will start to issue new policies under the reinsurance model in May 2014; however, we don’t expect the impact to be material to our results of operations.
Key Components of Results of Operations
Revenue
Subscription revenue includes membership subscription services and premiums earned from insurance policies. Historically, the majority of our revenue has consisted of fees paid by our clients under subscription agreements. Subscription revenue will be positively or negatively impacted by the financial performance of our clients since their subscription fees typically reset annually based upon their most recently reported annual financial results. In August 2012, we launched our insurance product and started to recognize revenue from insurance premiums. We have been recognizing insurance premiums as revenue, however, under the new reinsurance model we will only recognize the portion ceded to us. In addition, we will receive management fees for marketing, underwriting, and claims management services. Although we expect this revenue to increase as we sell more policies in the future, for the three months ended March 31, 2014 and 2013, revenue from insurance premiums was not material to our results of operations. We also recognize revenue from the sale of licenses and advisory fee income in connection with syndicated acquisitions, which we collectively refer to as fee-related revenue. Although we expect to continue to generate fee-related revenue, these transactions are unpredictable and vary quarter to quarter. In the future, we may receive other revenue and fee income from newly introduced products and services. While we expect to continue to experience revenue growth on an annual basis, we do not believe that our rate of growth since inception is representative of anticipated future revenue growth.

Cost of Revenue
Cost of revenue primarily consists of amortization expenses related to acquired patent assets. Acquired patent assets are capitalized and amortized ratably over their estimated useful lives which are typically derived based on the anticipated cash flows from clients and prospects that may benefit from the transaction. Also included in the cost of revenue are expenses incurred to maintain our patents and prosecute our patent applications and amortization expense for acquired intangible assets and internally developed software. With the launch of our insurance offering in August 2012, cost of revenue also includes premiums ceded to reinsurers and loss reserves. We expect to start to issue new policies under the reinsurance model in May 2014 and as a result we will not be ceding premiums. We expect our cost of revenue to increase in the future as we add additional patent assets to our existing portfolio to support our existing and future clients and as our insurance business grows. Our cost of revenue is primarily driven by the amortization of previously acquired patent assets, which are typically amortized over an estimated useful life of 24 to 60 months. From time to time, we may acquire patent assets that we believe are valuable to our clients and prospects with an estimated useful life that is significantly less than the historical weighted-average of patent assets previously acquired, resulting in increased patent asset amortization expense in immediate periods following acquisition. Estimating the economic useful lives of our patent assets depends on various factors including the remaining statutory life of the underlying patents, which could result in shorter amortization periods.

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

Other Income, Net
Other income, net primarily consists of interest income earned on our cash, cash equivalents and short-term investments.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2014, as compared to the critical accounting policies and estimates presented under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2014.
Results of Operations
The following table sets forth our condensed consolidated operations data for each of the periods indicated (in thousands). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended March 31,
	2014	2013
Revenue	$61,888	$61,194
Cost of revenue	28,920	23,670
Selling, general and administrative expenses	17,255	14,473
Operating income	15,713	23,051
Other income, net	99	51
Income before provision for income taxes	15,812	23,102
Provision for income taxes	5,952	8,407
Net income	$9,860	$14,695

The following table sets forth our condensed consolidated operations data as a percentage of revenue.

	Three Months Ended March 31,
	2014	2013
Revenue	100%	100%
Cost of revenue	47	39
Selling, general and administrative expenses	28	24
Operating income	25	37
Other income, net	—	—
Income before provision for income taxes	25	37
Provision for income taxes	10	14
Net income	15%	23%

Revenue
Our revenue for the three months ended March 31, 2014 was $61.9 million compared to $61.2 million, or 1% during the same period a year ago, an increase of $0.7 million. Subscription revenue, which includes membership subscription services and premiums earned from insurance policies, for the three months ended March 31, 2014 was $60.8 million compared to $54.0 million for the three months ended March 31, 2013. The increase in subscription revenue was primarily attributable to an increase in membership fees and insurance premiums of $8.8 million from new clients who joined our network subsequent to March 31, 2013, and was partially offset by a reduction in membership fees and insurance premiums of $2.0 million from clients who joined our network prior to March 31, 2013. This will increase or decrease over time as clients leave the network or we adjust their subscription fees from the prior period. As of March 31, 2014, we had a total client network of 178 companies as compared to 146 as of March 31, 2013. Revenue for the three months ended March 31, 2014 also included $1.1 million of fee-related revenue compared to $7.2 million in the same period a year ago.

Cost of Revenue
Our cost of revenue for the three months ended March 31, 2014 was $28.9 million compared to $23.7 million during the same period a year ago, an increase of $5.3 million, or 22%. The increase was primarily attributable to a $5.0 million increase in patent amortization expense as a result of an increase in our patent assets and shorter than historical amortization periods for certain patent assets acquired subsequent to March 31, 2013, a $0.4 million increase to expenses incurred to maintain and prosecute patents and patent applications included in our portfolio and a $0.2 million increase in premiums ceded to reinsurers. This increase was partially offset by a $0.5 million decrease in other cost of revenue related to a $0.5 million charge recorded in the three months ended March 31, 2013 related to fees paid to a third-party service provider in connection with our performance of advisory services.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended March 31, 2014 were $17.3 million compared to $14.5 million during the same period a year ago, an increase of $2.8 million or 19%. The increase was primarily due to a $1.8 million increase in personnel-related costs attributable to increasing our headcount to 133 employees as of March 31, 2014, a $0.4 million increase in legal and other professional services due to the growth of our business and a $0.3 million increase in rent expense for leasing additional office space at our San Francisco headquarters. We expect that in the foreseeable future, selling, general and administrative expenses will increase as we seek to serve more clients, develop new products and services, and support our operations and compliance requirements as a public company.

Provision for Income Taxes
Our provision for income taxes for the three months ended March 31, 2014 was $6.0 million compared to $8.4 million for the three months ended March 31, 2013. Our effective tax rate for the three months ended March 31, 2014 was 38% compared to 36% for the three months ended March 31, 2013. The higher effective tax rate for the three months ended March 31, 2014 was primarily due to an increase in nondeductible executive compensation and was partially offset by a decrease in book expense for nondeductible incentive stock options.
Liquidity and Capital Resources
We have financed substantially all of our operations and patent asset acquisitions through the sale of equity securities, and subscription and other fees collected from our clients. As of March 31, 2014, we had $120.9 million of cash and cash equivalents and $181.8 million in short-term investments. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future capital needs will depend on many factors, including, among other things, our acquisition of patent assets, addition and renewal of client membership agreements, growth of our insurance business and development of new products and services. We anticipate an increased level of patent acquisition spending as our business grows. Additionally, we may enter into potential investments in, or acquisitions of, complementary businesses which could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$68,127	$100,197
Net cash used in investing activities	(47,759)	(40,077)
Net cash provided by financing activities	375	1,987
Net increase in cash and cash equivalents	$20,743	$62,107

Cash Flows from Operating Activities
Cash provided by operating activities for the three months ended March 31, 2014 was $68.1 million, consisting of adjustments for non-cash items of $31.7 million, changes in working capital and non-current assets and liabilities of $26.5 million and net income of $9.9 million. Non-cash adjustments to net income primarily consisted of $28.4 million of depreciation and amortization, $3.8 million of stock-based compensation, $1.6 million of amortization of premium on investments, a $0.9 million net decrease in our deferred tax liabilities and a reduction of $0.7 million due to excess tax benefit from stock-based compensation. The change in working capital and non-current assets and liabilities resulted primarily from a $25.4 million decrease in accounts receivable, a $2.8 million increase in deferred revenue, a $0.5 million decrease in prepaid expenses and other assets and a $0.5 million increase in accounts payable, partially offset by a $2.6 million decrease in our accrued and other liabilities. The decrease in accounts receivable was due to $89.2 million in cash collections and was partially offset by billings to new and existing clients of $63.8 million. The increase in deferred revenue was due to $63.8 million in billings to new and existing clients and was partially offset by revenue and other adjustments recognized during the period of $61.0 million. The amount of deferred revenue in any given period varies with the addition of new clients, the mix of payment terms that we offer and the timing of invoicing existing clients.

Cash provided by operating activities for the three months ended March 31, 2013 was $100.2 million, consisting of changes in working capital and non-current assets and liabilities of $59.3 million, adjustments for non-cash items totaling $26.2 million and net income of $14.7 million. The change in working capital resulted primarily from a $33.8 million decrease in other receivables representing the collection of client contributions outstanding as a result of the completion of a syndicated patent acquisition and licensing transaction, a $12.0 million decrease in accounts receivable and a $13.8 million increase in deferred revenue. The increase in deferred revenue was due to $67.8 million in revenue billings to new and existing clients and was partially offset by revenue and other adjustments recognized during the period of $54.0 million. Non-cash adjustments to net income primarily consisted of $23.3 million of depreciation and amortization, $3.7 million of stock-based compensation, a reduction of $1.0 million due to excess tax benefit from stock-based compensation, $1.3 million of amortization of premium on investments and a $1.2 million net increase in our deferred tax liabilities.

Cash Flows from Investing Activities
Cash used in investing activities for the three months ended March 31, 2014 was $47.8 million, of which $56.2 million was used to acquire patent assets and $0.4 million was used to acquire property and equipment. This increase was partially offset by $8.8 million in proceeds from net maturities of short-term marketable securities. We expect our cash used in investing activities to increase in the future as we acquire additional patent assets.

Cash used in investing activities for the three months ended March 31, 2013 was $40.1 million, of which $20.2 million was used for the net purchases of short-term marketable securities, $19.4 million was used to acquire patent assets and $0.4 million was used to acquire property and equipment.

Cash Flows from Financing Activities
Cash provided by financing activities for the three months ended March 31, 2014 was $0.4 million, the result of excess tax benefit from stock-based compensation of $0.7 million and proceeds from the exercise of stock options and other common stock issuances of $0.6 million. This increase was partially offset by $0.9 million in taxes paid related to net-share settlements of restricted stock units.

Cash provided by financing activities for the three months ended March 31, 2013 was $2.0 million, the result of excess tax benefit from stock-based compensation of $1.0 million and proceeds from exercise of stock options and other common stock issuances of $1.0 million.
Contractual Obligations and Commitments
Operating Lease Commitments
We generally do not enter into long-term minimum purchase commitments. Our principal long-term commitments consist of obligations under operating leases for office space. There were no substantial changes to our contractual obligations and commitments during the three months ended March 31, 2014 as compared to our contractual obligations and commitments presented under the heading “Contractual Obligations and Commitments” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the heading “Commitments and Contingencies” in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on March 10, 2014.
Off Balance Sheet Arrangements
At March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk
Our subscription agreements are denominated in U.S. Dollars and, therefore, our revenue is not currently subject to significant foreign currency risk. Our expenses are incurred primarily in the United States, with a small portion of expenses incurred and denominated in the currencies where our other international office is located. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Japanese Yen and European Euro relative to the U.S. Dollar. To date, we have not entered into any foreign currency hedging contracts.

Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $302.7 million as of March 31, 2014. Our cash balances deposited in U.S. banks are non-interest bearing and insured up to the Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents consist of commercial paper, municipal bonds and institutional money market funds denominated primarily in U.S. Dollars. Interest rate fluctuations affect the returns on our invested funds.

As of March 31, 2014, our short-term investments of $181.8 million were primarily invested in municipal and corporate bonds maturing between 90 days and 12 months, U.S. government and agency securities and commercial paper. As of March 31, 2014, our investments were classified as available-for-sale and, consequently, were recorded at fair value in the condensed consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in the fair value of an asset below its carrying value is other-than-temporary. As of March 31, 2014, we had not recorded an impairment related to our investments in the condensed consolidated statement of operations.

If overall interest rates had changed by 10% during the three months ended March 31, 2014, the fair value of our investments would not have been materially affected.

Effect of Inflation
We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2014. There can be no assurance that future inflation will not have an adverse impact on our results of operations or financial condition.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Refer to Note 10, “Commitments and Contingencies,” in Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is hereby incorporated by reference.

Item 1A.	Risk Factors.

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
Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. The weighted-average term of our subscription agreements in effect as of March 31, 2014 was 2.5 years. As our overall membership base grows, we expect our rate of client renewals to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements may decrease. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

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
We receive a significant amount of our revenue from a limited number of clients. For example, during the three months ended March 31, 2014, our 10 highest revenue-generating clients accounted for approximately 26% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients chooses not to renew its membership, or if our subscription fees from one of these clients decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

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
As of March 31, 2014, we had secured quota share reinsurance for 50% of the risk underwritten through our NPE insurance product offering. The availability and cost of reinsurance are subject to prevailing market conditions that are beyond our control. No assurances can be made that reinsurance will remain continuously available to us in amounts that we consider sufficient and at rates that we consider acceptable, which would cause us to increase the amount of risk we retain, reduce the amount of business we underwrite or look for alternatives to reinsurance. This, in turn, could have a material adverse effect on our financial condition or results of operations.

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

As of March 31, 2014, some of our existing stockholders have demand and piggyback rights to require us to register with the SEC approximately 2,300,000 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of RPX Corporation	S-1	333-171817	3.2	1/21/2011

3.2	Amended and Restated Bylaws of RPX Corporation	S-1/A	333-171817	3.4	4/18/2011

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS+	XBRL Instance Document					X

101.SCH+	XBRL Taxonomy Extension Schema Document					X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPX CORPORATION
(Registrant)

Date: May 7, 2014	By:	/s/ JOHN A. AMSTER
John A. Amster
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2014	By:	/s/ NED D. SEGAL
Ned D. Segal
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)