Form 10-Q
period 2014-06-30
RPX Corp
filed 2014-08-07
CIK 1509432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————
FORM 10-Q
————————————————
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
There were 53,720,314 shares of the registrant’s common stock issued and outstanding as of July 31, 2014.

RPX Corporation
Form 10-Q Quarterly Report
————————————————

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements (unaudited)

RPX Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$118,589	$100,155
Short-term investments	198,965	190,567
Restricted cash	583	364
Accounts receivable	12,385	38,477
Prepaid expenses and other current assets	13,776	10,546
Deferred tax assets	4,082	3,817
Total current assets	348,380	343,926
Patent assets, net	235,501	219,954
Property and equipment, net	4,391	4,667
Intangible assets, net	4,441	1,718
Goodwill	19,978	16,460
Restricted cash, less current portion	1,091	1,454
Other assets	584	622
Total assets	$614,366	$588,801

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$343	$332
Accrued liabilities	8,442	8,784
Deferred revenue	129,009	131,808
Deferred payment obligations	—	500
Other current liabilities	4,418	1,638
Total current liabilities	142,212	143,062
Deferred revenue, less current portion	2,198	5,935
Deferred tax liabilities	12,182	11,654
Other liabilities	3,086	3,227
Total liabilities	159,678	163,878
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	315,868	305,343
Retained earnings	138,786	119,527
Accumulated other comprehensive income	29	48
Total stockholders’ equity	454,688	424,923
Total liabilities and stockholders’ equity	$614,366	$588,801
The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$64,293	$57,481	$126,181	$118,675
Cost of revenue	31,542	24,694	60,462	48,364
Selling, general and administrative expenses	18,579	15,736	35,834	30,209
(Gain) loss on sale of patent assets, net	(699)	126	(699)	126
Operating income	14,871	16,925	30,584	39,976
Other income, net	94	63	193	114
Income before provision for income taxes	14,965	16,988	30,777	40,090
Provision for income taxes	5,566	6,291	11,518	14,698
Net income	$9,399	$10,697	$19,259	$25,392

Net income available to common stockholders	$9,399	$10,691	$19,259	$25,370

Net income available to common stockholders per common share:
Basic	$0.18	$0.21	$0.36	$0.49
Diluted	$0.17	$0.20	$0.35	$0.48
Weighted-average shares used in computing net income available to common stockholders per common share:
Basic	53,203	51,774	53,004	51,489
Diluted	54,776	53,463	54,622	53,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$9,399	$10,697	$19,259	$25,392
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(1)	(42)	(19)	57
Less: reclassification adjustment for (gains) losses included in net income	—	—	—	1
Net unrealized gains (losses) on available-for-sale securities, net of tax	(1)	(42)	(19)	58
Comprehensive income	$9,398	$10,655	$19,240	$25,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$19,259	$25,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,289	47,798
Stock-based compensation	8,868	8,186
Excess tax benefit from stock-based compensation	(2,006)	(2,009)
(Gain) loss on sale of patent assets, net	(699)	126
Amortization of premium on investments	3,380	2,995
Deferred taxes	(978)	(1,906)
Other	(500)	13
Changes in assets and liabilities:
Accounts receivable	26,414	216
Other receivables	—	33,775
Prepaid expenses and other assets	(5,274)	(3,348)
Accounts payable	11	130
Accrued and other liabilities	(823)	(1,191)
Deferred revenue	(6,636)	13,202
Net cash provided by operating activities	100,305	123,379
Cash flows from investing activities
Purchases of investments classified as available-for-sale	(106,618)	(98,950)
Maturities of investments classified as available-for-sale	98,920	65,787
Sales of investments classified as available-for-sale	—	1,099
Business acquisition, net of cash acquired	(2,169)	—
Decrease in restricted cash	144	—
Purchases of property and equipment	(790)	(874)
Acquisitions of patent assets	(73,948)	(69,637)
Proceeds from sale of patent assets	860	100
Net cash used in investing activities	(83,601)	(102,475)
Cash flows from financing activities
Proceeds from exercise of stock options and other common stock issuances	2,399	2,727
Taxes paid related to net-share settlements of restricted stock units	(2,675)	—
Excess tax benefit from stock-based compensation	2,006	2,009
Net cash provided by financing activities	1,730	4,736
Net increase in cash and cash equivalents	18,434	25,640
Cash and cash equivalents at beginning of period	100,155	73,638
Cash and cash equivalents at end of period	$118,589	$99,278

Non-cash investing and financing activities
Change in patent assets purchased and accrued but not paid	$(500)	$1,100
Change in fixed assets purchased and accrued but not paid	(166)	—
Change in other assets purchased and accrued but not paid	(63)	550
Unpaid cash consideration for business acquisition	542	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Nature of Business
RPX Corporation (also referred to herein as “RPX” or the “Company”) helps companies reduce patent-related risk and expense by providing a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. The core of the Company’s solution is defensive patent aggregation, in which it acquires patents or licenses to patents that are being or may be asserted against the Company’s current or prospective clients. The Company may occasionally enter into agreements to acquire covenants not to sue in order to further mitigate its clients’ litigation risk. The acquired patents, licenses to patents, patent rights and agreements for covenants not to sue are collectively referred to as “patent assets.” The Company’s clients pay an annual subscription fee and in return, receive a license from the Company to substantially all of its patent assets and access to its proprietary patent market intelligence and data. In addition to the Company’s core solution, in August 2012, the Company began underwriting patent infringement liability insurance policies to insure against certain costs of litigation from non-practicing entities (“NPEs”). In March 2014, the Company formed a reinsurance company to assume some portion of the underwriting risk on insurance policies that the Company issues on behalf of a Lloyd’s of London underwriting syndicate. The Company began placing new policies under the reinsurance model in May 2014. As of, and for the three and six months ended June 30, 2014, the effect of the insurance policies that the Company has issued or assumed through our reinsurance business was not material to the Company’s results of operations, financial condition or cash flows.
2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of June 30, 2014, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013, are unaudited. The condensed consolidated balance sheet as of December 31, 2013 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended December 31, 2013, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, necessary to state fairly the results of the interim periods have been included in the accompanying financial statements. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any subsequent interim period or for the year ending December 31, 2014.

There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2014, as compared to the significant accounting policies presented under the heading “Basis of Presentation and Significant Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2014.

Recently Issued Accounting Standards
In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”), which amends Compensation - Stock Compensation (Topic 718) in the Accounting Standards Codification (“ASC”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Compensation - Stock Compensation (Topic 718) as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 will be effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which will supersede most existing revenue recognition guidance in U.S. generally accepted accounting principles (“U.S. GAAP”) once it becomes effective. ASU 2014-09 requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-12 on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) (“ASU 2014-08”), which amends the requirements for reporting discontinued operations and enhances disclosure requirements. The amendments in ASU 2014-08 will be effective for all disposals (or classifications as held for sale) of components of an entity beginning on or after December 15, 2014 and early adoption is permitted. The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table presents the calculation of basic and diluted net income per share available to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income available to common stockholders:
Numerator:
Net income	$9,399	$10,697	$19,259	$25,392
Allocation of net income to participating stockholders	—	(6)	—	(22)
Net income available to common stockholders	$9,399	$10,691	$19,259	$25,370
Denominator:
Basic shares:
Weighted-average shares used in computing basic net income available to common stockholders	53,203	51,774	53,004	51,489
Diluted shares:
Weighted-average shares used in computing basic net income available to common stockholders	53,203	51,774	53,004	51,489
Dilutive effect of stock options and restricted stock units using the treasury-stock method	1,573	1,689	1,618	1,566
Weighted-average shares used in computing diluted net income available to common stockholders	54,776	53,463	54,622	53,055
Net income per common share available to common stockholders:
Basic	$0.18	$0.21	$0.36	$0.49
Diluted	$0.17	$0.20	$0.35	$0.48

The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted-average:
Stock options outstanding	757	1,354	762	1,586
Restricted stock units outstanding	46	211	37	267
Shares of common stock subject to repurchase	—	31	—	45

4.	Fair Value Measurements
The following tables present the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2014
	Fair Value	Level 1	Level 2
Cash equivalents:
Commercial paper	$31,499	$—	$31,499
Money market funds	13,119	13,119	—
Municipal bonds	5,477	—	5,477
	$50,095	$13,119	$36,976

Short-term investments:
Municipal bonds	$152,969	$—	$152,969
Corporate bonds	27,743	—	27,743
Commercial paper	11,243	—	11,243
U.S. government and agency securities	7,010	—	7,010
	$198,965	$—	$198,965

	December 31, 2013
	Fair Value	Level 1	Level 2
Cash equivalents:
Commercial paper	$34,498	$—	$34,498
U.S. government and agency securities	3,801	—	3,801
Money market funds	37	37	—
	$38,336	$37	$38,299

Short-term investments:
Municipal bonds	$146,100	$—	$146,100
Commercial paper	31,597	—	31,597
Corporate bonds	7,875	—	7,875
U.S. government and agency securities	4,995	—	4,995
	$190,567	$—	$190,567

As of June 30, 2014 and December 31, 2013, the Company did not use Level 3 inputs to measure financial assets or liabilities at fair value.

5.	Short-term Investments
The following tables present the Company’s investments in available-for-sale securities (in thousands):

	June 30, 2014
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Municipal bonds	$152,912	$63	$(6)	$152,969
Corporate bonds	27,771	2	(30)	27,743
Commercial paper	11,244	—	(1)	11,243
U.S. government and agency securities	7,008	2	—	7,010
	$198,935	$67	$(37)	$198,965

	December 31, 2013
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Municipal bonds	$146,047	$56	$(3)	$146,100
Commercial paper	31,597	—	—	31,597
Corporate bonds	7,873	2	—	7,875
U.S. government and agency securities	5,002	—	(7)	4,995
	$190,519	$58	$(10)	$190,567

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity within accumulated other comprehensive income. Realized gains and losses on available-for-sale securities are included in other income, net in the Company’s condensed consolidated statements of operations.

The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of June 30, 2014 and December 31, 2013. As of June 30, 2014, no individual securities incurred continuous unrealized losses for greater than 12 months.

6.	Patent Assets, Net
Patent assets, net, consisted of the following (in thousands):

	December 31, 2013	Additions	Disposals	June 30, 2014
Patent assets	$529,526	$73,448	$(273)	$602,701
Accumulated amortization	(309,572)	(57,740)	112	(367,200)
Patent assets, net	$219,954			$235,501

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors and software. The Company amortizes each acquired portfolio of patent assets on a straight-line basis over its estimated economic useful life. As of June 30, 2014, the estimated economic useful lives of the Company’s patent assets generally ranged from 24 to 60 months. As of June 30, 2014, the weighted-average estimated economic useful life at the time of acquisition of all patents acquired since the Company’s inception was 46 months.

As of June 30, 2014, the Company expects amortization expense in future periods to be as follows (in thousands):

2014 (remainder)	$56,211
2015	90,442
2016	61,538
2017	22,106
2018	5,013
Thereafter	191
Total estimated future amortization expense	$235,501

Amortization expense was $30.1 million and $23.7 million for the three months ended June 30, 2014 and 2013, respectively, and $57.7 million and $46.3 million for the six months ended June 30, 2014 and 2013, respectively.

7.	Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Internal-use software	$4,633	$4,198
Leasehold improvements	1,799	1,700
Computer, equipment and software	1,188	1,096
Furniture and fixtures	818	813
Construction-in-progress	184	119
Total property and equipment, gross	8,622	7,926
Less: Accumulated depreciation and amortization	(4,231)	(3,259)
Total property and equipment, net	$4,391	$4,667

Depreciation and amortization expense was $0.5 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and $1.0 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively. Stock-based compensation capitalized as part of the cost of internal-use software was $0.1 million and nil for the three months ended June 30, 2014 and 2013, respectively, and $0.1 million and nil for the six months ended June 30, 2014 and 2013, respectively.

8.	Business Combinations
On June 19, 2014, the Company completed its acquisition of all of the issued and outstanding membership interests in DCML Services Corporation (“DCML”), a provider of data, intelligence and consulting on NPEs (operating under the trade name PatentFreedom). The final purchase price for DCML was approximately $6.2 million, consisting of $3.0 million in cash and 182,408 shares of the Company’s common stock. The fair value of the equity component of the final purchase price of $3.2 million was determined for accounting purposes based on the fair value of the Company’s common stock on the closing date of the acquisition. As of June 30, 2014, the Company has paid $2.5 million of the cash consideration. The shares of common stock were issued in July 2014 and are restricted pursuant to the terms of the agreement. The Company has preliminarily recorded $3.3 million of intangible assets which includes covenant not to compete, proprietary data and customer relationships, $1.1 million in net deferred tax liabilities, $0.5 million in net tangible assets, and $3.5 million of residual goodwill. As additional information becomes available, such as finalization of certain valuations of acquired assets and tax related matters, the Company may revise its preliminary purchase price allocation. The goodwill recorded pertains to the cost benefits and operational synergies realized by integrating DCML’s data with the Company’s proprietary database that cross-references all patent, litigation and entity information. Acquisition-related costs of $0.1 million were expensed as incurred and included in the Company's selling, general and administrative expenses. The Company has included the financial results of DCML in its consolidated financial statements from the acquisition date and the results are not individually material to its consolidated financial statements.

9.	Goodwill
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance as of December 31, 2014	$16,460
Goodwill from business acquisition	3,518
Balance as of June 30, 2014	$19,978

10.	Intangible Assets, Net
Intangible assets, net, consisted of the following (in thousands):

	June 30, 2014			December 31, 2013
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Covenant not to compete	$1,900	$—	$1,900	$480	$(469)	$11
Proprietary data and models	2,100	(825)	1,275	1,500	(637)	863
Customer relationships	1,050	(250)	800	250	(215)	35
Trademarks	1,890	(1,437)	453	1,890	(1,184)	706
Developed technology	728	(715)	13	728	(625)	103
	$7,668	$(3,227)	$4,441	$4,848	$(3,130)	$1,718

As of June 30, 2014, the Company expects amortization expense in future periods to be as follows (in thousands):

2014 (remainder)	$915
2015	1,725
2016	1,288
2017	513
Total estimated future amortization expense	$4,441

Amortization expense was $0.3 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and $0.6 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively.

11.	Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued payroll-related expenses	$5,897	$6,791
Accrued expenses	2,545	1,993
Total accrued liabilities	$8,442	$8,784

Other current liabilities	$721	$1,075
Consideration payable for business acquisition	3,697	—
Patent and other assets purchased but not paid	—	563
Total other current liabilities	$4,418	$1,638

12.	Commitments and Contingencies
Operating Lease Commitments
The Company generally does not enter into long-term minimum purchase commitments. Its principal long-term commitments consist of obligations under operating leases for office space. There were no substantial changes to the Company’s contractual obligations or commitments during the six months ended June 30, 2014 as compared to those presented under the heading “Commitments and Contingencies” in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2014.

Rent expense related to non-cancelable operating leases was $0.9 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively, net of sublease income of $0.2 million and nil, respectively. Rent expense related to non-cancelable operating leases was $1.8 million and $1.4 million for the six months ended June 30, 2014 and 2013, respectively, net of sublease income of $0.3 million and nil, respectively.

Litigation
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or contingencies was recorded as of June 30, 2014 or December 31, 2013.

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

In March 2012, Cascades Computer Innovations LLC filed a complaint in U.S. District Court for the Northern District of California (the “Court”) against the Company and five of its clients (collectively the “Defendants”). The complaint alleges that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The complaint further alleges that after the Company terminated its negotiations with the plaintiff to license certain patents held by the plaintiff, the Defendants violated the law by jointly refusing to negotiate or accept licenses under the plaintiff’s patents. The plaintiff seeks unspecified monetary damages and injunctive relief. In January 2013, the Court dismissed the complaint against the Defendants and granted the plaintiff leave to amend its complaint. In February 2013, the plaintiff filed an amended lawsuit alleging that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. In March 2014, the Court entered an order staying the litigation pending the resolution of related litigation in the U.S. District Court for the Northern District of Illinois, and in July 2014 continued the stay. The Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can it estimate the potential loss or range of the potential loss that may result from this litigation.

Guarantees and Indemnifications
The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. The Company had no liabilities recorded for these agreements as of June 30, 2014 or December 31, 2013. The Company has no reason to believe that there is any material liability related to such indemnification provisions. The Company does not indemnify its clients for patent infringement.

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

Reserves for Known and Incurred but not Reported Claims
In August 2012, the Company began offering insurance to cover certain costs of litigation brought against its insured clients by NPEs. As of June 30, 2014, the Company had a total of 33 active policies and had recorded a reserve of $0.9 million, net of amounts recoverable from reinsurers, for known and incurred but not reported claims that represent estimated claim costs and related expenses.

The Company regularly reviews its loss reserves using a variety of actuarial techniques and updates them as its loss experience develops.

13.	Stockholders’ Equity
Equity Plans
A summary of the Company’s activity under its equity-settled award plans and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2013	2,451	4,089	$9.91
Shares authorized(1)	1,000	—	—
Options exercised	—	(467)	5.14
Options forfeited/canceled	45	(45)	14.15
Restricted stock units granted	(1,218)	—	—
Restricted stock units forfeited	145	—	—
Restricted stock units withheld related to net-share settlement of restricted stock units	166	—	—
Balance - June 30, 2014	2,589	3,577	10.48	6.5	$28,107
Vested and exercisable - June 30, 2014		2,286	10.90	6.4	17,678
Vested and expected to vest - June 30, 2014		3,415	10.52	6.5	26,785
(1) In March 2014, the Company reserved an additional 1,000,000 shares of its common stock for future issuance under the 2011 Plan.

The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2014 and 2013 was $3.6 million and $4.7 million, respectively, and $5.3 million and $8.7 million for stock options exercised during the six months ended June 30, 2014 and 2013, respectively. The total fair value of stock options vested during the three months ended June 30, 2014 and 2013 was $1.8 million and $3.1 million, respectively, and $3.5 million and $5.3 million for stock options vested during the six months ended June 30, 2014 and 2013, respectively.

Restricted Stock Units
The summary of restricted stock unit activity, which includes performance-based restricted stock units with a market condition (“PBRSUs”), is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested units - December 31, 2013	2,057	$12.38
Granted	1,218	14.28
Vested	(485)	13.18
Forfeited	(145)	13.84
Non-vested units - June 30, 2014	2,645	13.03	$46,949

The total fair value of restricted stock units (“RSUs”) vested during the three months ended June 30, 2014 and 2013 was $5.5 million and $2.3 million, respectively, and $7.9 million and $2.7 million for RSUs vested during the six months ended June 30, 2014 and 2013, respectively.

In October 2013, the Board of Directors approved net-share settlement for tax withholdings on RSU vesting. During the six months ended June 30, 2014, the Company withheld issuing 166,020 shares of its common stock based on the value of the RSUs on their vesting dates as determined by the Company’s closing common stock price. Total payments for the employees’ minimum tax obligations to taxing authorities were $2.7 million for the six months ended June 30, 2014, and were recorded as a reduction to additional paid-in capital and reflected as a financing activity within the condensed consolidated statements of cash flows. The net-share settlements reduced the number of shares that would have otherwise been issued on the vesting date and increased the number of shares reserved for future issuance under the 2011 Plan.

Stock-Based Compensation Related to Employees and Directors
The fair value of RSUs granted to employees and directors is measured by reference to the fair value of the underlying shares on the date of grant.

PBRSUs contain both service and market conditions that affect the quantity of awards that will vest. During the three months ended June 30, 2014 and 2013, the Company granted nil and 50,000 PBRSUs, respectively. During the six months ended June 30, 2014 and 2013, the Company granted 200,000 and 175,000 PBRSUs, respectively. The Company estimates the grant date fair value of PBRSUs using the Monte Carlo simulation model. The weighted-average assumptions used to estimate the fair value of PBRSUs and the resulting fair values are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Dividend yield	n/a	—%	—%	—%
Risk-free rate	n/a	0.53%	0.11%	0.59%
Expected volatility	n/a	50%	48%	53%
Grant date fair value	n/a	$7.36	$7.47	$6.39

Stock-based compensation expense related to stock options granted to employees and directors was $1.5 million and $2.4 million for the three months ended June 30, 2014 and 2013, respectively, and $3.0 million and $4.9 million for the six months ended June 30, 2014 and 2013, respectively. Stock-based compensation expense related to RSUs granted to employees and directors was $3.4 million and $1.8 million for the three months ended June 30, 2014 and 2013, respectively, and $5.6 million and $3.0 million for the six months ended June 30, 2014 and 2013, respectively. Stock-based compensation expense related to PBRSUs granted to employees was $0.2 million for both the three months ended June 30, 2014 and 2013, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, there was $7.2 million and $32.3 million of unrecognized compensation cost related to stock options and RSUs, including PBRSUs, respectively, which is expected to be recognized over a weighted-average period of 1.8 years and 2.9 years, respectively. Future grants of equity awards will increase the amount of stock-based compensation expense to be recorded.

Stock-Based Compensation Related to Non-Employees
The Company periodically grants equity awards to non-employees in exchange for goods and services. No equity awards were granted to non-employees in exchange for goods and services during the three or six months ended June 30, 2014 and 2013.

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

Non-employee stock-based compensation expense related to stock options was nil for both the three months ended June 30, 2014 and 2013, respectively, and nil and $0.1 million for the six months ended June 30, 2014 and 2013, respectively. Non-employee stock-based compensation expense related to RSUs was nil and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and nil and $0.2 million for the six months ended June 30, 2014 and 2013, respectively.

14.	Income Taxes
The Company uses an estimated annual effective tax rate based upon a projection of its annual fiscal year results to measure the income tax benefit or expense recognized in each interim period. The Company’s effective tax rate, including the impact of discrete benefit items, was 37% for each of the three and six months ended June 30, 2014 and 2013, respectively.

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
During the three and six months ended June 30, 2014, five members of the Company’s Board of Directors also served on the boards of directors of RPX clients. During the three and six months ended June 30, 2013, four members of the Company’s Board of Directors also served on the boards of directors of RPX clients. The Company recognized subscription revenue from these clients in the amount of $2.2 million and $1.3 million for the three months ended June 30, 2014 and 2013, respectively, and $4.3 million and $2.5 million for the six months ended June 30, 2014 and 2013, respectively. As of December 31, 2013, there was $4.4 million of receivables due from these clients. There were no receivables due from these clients on June 30, 2014.

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

The following table presents revenue by location and revenue generated by country as a percentage of total revenue for the applicable period, for countries representing 10% or more of revenues for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
United States	$40,839	64%	$37,537	65%	$77,944	62%	$75,403	64%
Japan	9,293	14	9,432	17	18,849	15	19,792	17
Other	14,161	22	10,512	18	29,388	23	23,480	19
Total revenue	$64,293	100%	$57,481	100%	$126,181	100%	$118,675	100%

Long-lived assets information by location is presented below (in thousands):

	June 30, 2014	December 31, 2013
United States	$4,373	$4,646
Japan	18	21
Total long-lived assets	$4,391	$4,667

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2014.

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

During the six months ended June 30, 2014, our revenue grew to $126.2 million from $118.7 million for the six months ended June 30, 2013. Our client count increased by 16 clients during the six months ended June 30, 2014, bringing our total client network to 184 as of June 30, 2014. At June 30, 2014, we had deferred revenue of $131.2 million.

We believe that our acquisitions of patent assets are a key driver of the value that we create for our clients. We measure patent asset acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital. During the six months ended June 30, 2014, we completed 29 acquisitions of patent assets and our gross and net acquisition spend totaled $77.4 million and $73.4 million, respectively. From our inception through June 30, 2014, we have completed 196 acquisitions of patent assets with gross and net acquisition spend of $833.2 million and $606.3 million, respectively.

Insuring against the costs of non-practicing entity (“NPE”) litigation is a natural extension of our core defensive patent acquisition service. In August 2012, we started to offer NPE patent infringement liability insurance, which is a liability insurance policy for operating companies that covers certain costs associated with patent infringement lawsuits by NPEs. The insurance product complements our core defensive patent acquisition service, enabling policyholders, whom we historically have required to be members of our client network, to better manage and mitigate the risk of NPE patent litigation. As of June 30, 2014, we had a total of 33 active insurance policies. The effect of the insurance policies that have been issued was not material to our results of operations or financial condition for the six months ended June 30, 2014 or 2013. In connection with an evolution of the way that we will sell insurance policies, during March 2014 we formed a reinsurance company to assume some portion of the underwriting risk on insurance policies that the we issue on behalf of a Lloyd’s of London underwriting syndicate. We began issuing new policies under the reinsurance model in May 2014. As of, and for the three and six months ended June 30, 2014, the effect of the insurance policies issued under the reinsurance model was not material to our results of operations or financial condition.
Key Components of Results of Operations
Revenue
Subscription revenue includes membership subscription services and premiums earned from insurance policies. Historically, the majority of our revenue has consisted of fees paid by our clients under subscription agreements. Subscription revenue will be positively or negatively impacted by the financial performance of our clients since their subscription fees typically reset annually based upon their most recently reported annual financial results. In August 2012, we launched our insurance product and started to recognize revenue from insurance premiums. We had been recognizing insurance premiums as revenue, however, under the new reinsurance model we only recognize the portion ceded to us. In addition, we receive management fees for marketing, underwriting, and claims management services. Although we expect this revenue to increase as we sell more policies in the future, for the three and six months ended June 30, 2014 and 2013, revenue from insurance premiums was not material to our results of operations. We also recognize revenue from the sale of licenses and advisory fee income in connection with syndicated acquisitions, which we collectively refer to as fee-related revenue. Although we expect to continue to generate fee-related revenue, these transactions are unpredictable and vary quarter to quarter. In the future, we may receive other revenue and fee income from newly introduced products and services. While we expect to continue to experience revenue growth on an annual basis, we do not believe that our rate of growth since inception is representative of anticipated future revenue growth.

Cost of Revenue
Cost of revenue primarily consists of amortization expense related to acquired patent assets. Acquired patent assets are capitalized and amortized ratably over their estimated useful lives which are typically derived based on the anticipated cash flows from clients and prospects that may benefit from the transaction. Also included in the cost of revenue are expenses incurred to maintain our patents and prosecute our patent applications and amortization expense for acquired intangible assets and internally developed software. With the launch of our insurance offering in August 2012, cost of revenue also includes premiums ceded to reinsurers and loss reserves. We began to issue new policies under the reinsurance model in May 2014 and as a result we will no longer be ceding premiums. We expect our cost of revenue to increase in the future as we add additional patent assets to our existing portfolio to support our existing and future clients and as our insurance business grows. Our cost of revenue is primarily driven by the amortization of previously acquired patent assets, which are typically amortized over an estimated useful life of 24 to 60 months. From time to time, we may acquire patent assets that we believe are valuable to our clients and prospects with an estimated useful life that is significantly less than the historical weighted-average of patent assets previously acquired, resulting in increased patent asset amortization expense in immediate periods following acquisition. Estimating the economic useful lives of our patent assets depends on various factors including the remaining statutory life of the underlying patents, which could result in shorter amortization periods. Recent trends suggest that amortization periods on patent assets acquired in future periods may be amortized over shorter periods than the historical weighted-average of 46 months.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of salaries and related expenses, including stock-based compensation expense, cost of marketing programs, legal costs, professional fees, travel costs, facility costs and other corporate expenses. We expect that in the foreseeable future, as we seek to serve more clients and develop new products and services, selling, general and administrative expenses will continue to increase.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2014, as compared to the critical accounting policies and estimates presented under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2014.

Recently Issued Accounting Standards
In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”), which amends Compensation - Stock Compensation (Topic 718) in the Accounting Standards Codification (“ASC”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Compensation - Stock Compensation (Topic 718) as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 will be effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which will supersede most existing revenue recognition guidance in U.S. generally accepted accounting principles (“U.S. GAAP”) once it becomes effective. ASU 2014-09 requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2016 and early adoption is not permitted. We are currently evaluating the impact of the adoption of ASU 2014-12 to our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), (“ASU 2014-08”) which amends the requirements for reporting discontinued operations and enhances disclosure requirements. The amendments in ASU 2014-08 will be effective for all disposals (or classifications as held for sale) of components of an entity beginning on or after December 15, 2014 and early adoption is permitted. The adoption of ASU 2014-08 is not expected to have a material impact on our consolidated financial statements.
Results of Operations
The following table sets forth our condensed consolidated operations data for each of the periods indicated (in thousands). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$64,293	$57,481	$126,181	$118,675
Cost of revenue	31,542	24,694	60,462	48,364
Selling, general and administrative expenses	18,579	15,736	35,834	30,209
(Gain) loss on sale of patent assets, net	(699)	126	(699)	126
Operating income	14,871	16,925	30,584	39,976
Other income, net	94	63	193	114
Income before provision for income taxes	14,965	16,988	30,777	40,090
Provision for income taxes	5,566	6,291	11,518	14,698
Net income	$9,399	$10,697	$19,259	$25,392

The following table sets forth our condensed consolidated operations data as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	100%	100%	100%	100%
Cost of revenue	49	43	48	41
Selling, general and administrative expenses	29	27	28	25
(Gain) loss on sale of patent assets, net	(1)	—	(1)	—
Operating income	23	30	25	34
Other income, net	—	—	—	—
Income before provision for income taxes	23	30	25	34
Provision for income taxes	9	11	9	12
Net income	14%	19%	16%	22%

Revenue
Our revenue for the three months ended June 30, 2014 was $64.3 million compared to $57.5 million during the same period a year ago, an increase of $6.8 million, or 12%. Subscription revenue, which includes membership subscription services and premiums earned from insurance policies, for the three months ended June 30, 2014 was $64.3 million compared to $55.0 million for the three months ended June 30, 2013. The increase in subscription revenue was primarily attributable to an increase in membership fees and insurance premiums of $7.7 million from new clients who joined our network subsequent to June 30, 2013 and $1.6 million from clients who joined our network prior to June 30, 2013. This will increase or decrease over time as clients leave the network or we adjust their membership fees from the prior period. As of June 30, 2014, we had a total client network of 184 companies as compared to 157 as of June 30, 2013. Revenue for the three months ended June 30, 2013 also included fee-related revenue of $2.5 million. There was no fee-related revenue recorded during the three months ended June 30, 2014.

Our revenue for the six months ended June 30, 2014 was $126.2 million compared to $118.7 million during the same period a year ago, an increase of $7.5 million, or 6%. Subscription revenue, which includes membership subscription services and premiums earned from insurance policies, for the six months ended June 30, 2014 was $125.1 million compared to $109.0 million for the six months ended June 30, 2013. The increase in subscription revenue was primarily attributable to an increase in membership fees and insurance premiums of $12.9 million from new clients who joined our network subsequent to June 30, 2013 and $3.2 million from clients who joined our network prior to June 30, 2013. Revenue for the six months ended June 30, 2014 also included $1.1 million of fee-related revenue compared to $9.7 million in the same period in 2013.

Cost of Revenue
Our cost of revenue for the three months ended June 30, 2014 was $31.5 million compared to $24.7 million during the same period a year ago, an increase of $6.8 million, or 28%. The increase was primarily attributable to a $6.4 million increase in patent amortization expense as a result of an increase in our patent assets and shorter than historical amortization periods for certain patent assets acquired subsequent to June 30, 2013. Patent assets acquired during the three months ended June 30, 2014 had a weighted-average amortization period of 37 months compared with the historical weighted-average since our inception of 46 months. We also had a $0.3 million increase in expenses incurred to maintain and prosecute patents and patent applications included in our portfolio.

Our cost of revenue for the six months ended June 30, 2014 was $60.5 million compared to $48.4 million during the same period a year ago, an increase of $12.1 million, or 25%. The increase was primarily attributable to a $11.4 million increase in patent amortization expense as a result of an increase in our patent assets, and shorter than historical amortization periods for certain patent assets acquired subsequent to June 30, 2013. We also had a $0.7 million increase in expenses incurred to maintain and prosecute patents and patent applications included in our portfolio.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended June 30, 2014 were $18.6 million compared to $15.7 million during the same period a year ago, an increase of $2.8 million, or 18%. The increase was primarily due to a $2.2 million increase in personnel-related costs, including a $0.6 million increase in stock-based compensation expense, primarily attributable to increasing our headcount to 138 employees as of June 30, 2014.

Our selling, general and administrative expenses for the six months ended June 30, 2014 were $35.8 million compared to $30.2 million during the same period a year ago, an increase of $5.6 million, or 19%. The increase was primarily due to a $4.0 million increase in personnel-related costs, including a $0.7 million increase in stock-based compensation expense, primarily attributable to increasing our headcount to 138 employees as of June 30, 2014, a $0.5 million increase in legal and other professional services due to the growth of our business and a $0.4 million increase in rent expense for leasing additional office space at our San Francisco headquarters.

Provision for Income Taxes
Our provision for income taxes was $5.6 million and $6.3 million for the three months ended June 30, 2014 and 2013, respectively, and $11.5 million and $14.7 million for the six months ended June 30, 2014 and 2013, respectively. Our effective tax rate, including the impact of discrete benefit items, was 37% for each of the three and six months ended June 30, 2014 and 2013, respectively.
Liquidity and Capital Resources
We have financed substantially all of our operations and patent asset acquisitions through the sale of equity securities and subscription and other fees collected from our clients. As of June 30, 2014, we had $118.6 million of cash and cash equivalents and $199.0 million in short-term investments. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future capital needs will depend on many factors, including, among other things, our acquisition of patent assets, addition and renewal of client membership agreements, growth of our insurance business and development of new products and services. We anticipate an increased level of patent acquisition spending as our business grows. Additionally, we may enter into potential investments in, or acquisitions of, complementary businesses which could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$100,305	$123,379
Net cash used in investing activities	(83,601)	(102,475)
Net cash provided by financing activities	1,730	4,736
Net increase in cash and cash equivalents	$18,434	$25,640

Cash Flows from Operating Activities
Cash provided by operating activities for the six months ended June 30, 2014 was $100.3 million, consisting of adjustments for non-cash items of $67.4 million, changes in working capital and non-current assets and liabilities of $13.7 million and net income of $19.3 million. Non-cash adjustments to net income primarily consisted of $59.3 million of depreciation and amortization, $8.9 million of stock-based compensation, $3.4 million of amortization of premium on investments, a reduction of $2.0 million due to excess tax benefit from stock-based compensation and a $1.0 million net decrease in our deferred tax liabilities. The change in working capital and non-current assets and liabilities resulted primarily from a $26.4 million decrease in accounts receivable, partially offset by a $6.6 million decrease in deferred revenue, a $5.3 million increase in prepaid expenses and other assets and a $0.8 million decrease in our accrued and other liabilities. The decrease in accounts receivable was due to $145.1 million in cash collections, partially offset by billings to new and existing clients of $118.7 million. The decrease in deferred revenue was due to revenue and other adjustments recognized during the period of $125.3 million, partially offset by $118.7 million in billings to new and existing clients. The amount of deferred revenue in any given period varies with the addition of new clients, the mix of payment terms that we offer and the timing of invoicing existing clients.

Cash provided by operating activities for the six months ended June 30, 2013 was $123.4 million, consisting of adjustments for non-cash items totaling $55.2 million, changes in working capital and non-current assets and liabilities of $42.8 million and net income of $25.4 million. Non-cash adjustments to net income primarily consisted of $47.8 million of depreciation and amortization, $8.2 million of stock-based compensation, $3.0 million of amortization of premium on investments, a reduction of $2.0 million due to excess tax benefit from stock-based compensation and a $1.9 million net decrease in our deferred tax liabilities. The change in working capital resulted primarily from a $33.8 million decrease in other receivables representing the collection of client contributions outstanding as a result of the completion of a syndicated patent acquisition and licensing transaction and a $13.2 million increase in deferred revenue. The increase in deferred revenue was due to $122.2 million in revenue billings to new and existing clients, partially offset by revenue recognized during the period of $109.0 million.

Cash Flows from Investing Activities
Cash used in investing activities for the six months ended June 30, 2014 was $83.6 million, of which $73.9 million was used to acquire patent assets, $7.7 million represented net purchases of short-term marketable securities, $2.2 million was used in the acquisition of DCML Services Corporation, and $0.8 million was used to acquire property and equipment. This decrease was partially offset by $0.9 million in proceeds from the sale of patent assets. We expect our cash used in investing activities to increase in the future as we acquire additional patent assets.

Cash used in investing activities for the six months ended June 30, 2013 was $102.5 million, of which $69.6 million was used to acquire patent assets, $32.1 million represented net purchases of short-term marketable securities and $0.9 million was used to acquire property and equipment.

Cash Flows from Financing Activities
Cash provided by financing activities for the six months ended June 30, 2014 was $1.7 million, of which $2.4 million was the result of proceeds from the exercise of stock options and other common stock issuances and $2.0 million was due to excess tax benefit from stock-based compensation. This increase was partially offset by $2.7 million in taxes paid related to net-share settlements of restricted stock units.

Cash provided by financing activities for the six months ended June 30, 2013 was $4.7 million, of which $2.7 million was the result of proceeds from the exercise of stock options and other common stock issuances and $2.0 million was due to excess tax benefit from stock-based compensation.
Contractual Obligations and Commitments
Operating Lease Commitments
We generally do not enter into long-term minimum purchase commitments. Our principal long-term commitments consist of obligations under operating leases for office space. There were no substantial changes to our contractual obligations and commitments during the six months ended June 30, 2014 as compared to our contractual obligations and commitments presented under the heading “Contractual Obligations and Commitments” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the heading “Commitments and Contingencies” in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on March 10, 2014.
Off Balance Sheet Arrangements
At June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $317.6 million as of June 30, 2014. Our cash balances deposited in U.S. banks are non-interest bearing and insured up to the Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents consist of commercial paper, municipal bonds and institutional money market funds denominated primarily in U.S. Dollars. Interest rate fluctuations affect the returns on our invested funds.

As of June 30, 2014, our short-term investments of $199.0 million were primarily invested in municipal and corporate bonds maturing between 90 days and 12 months, U.S. government and agency securities and commercial paper. As of June 30, 2014, our investments were classified as available-for-sale and, consequently, were recorded at fair value in the condensed consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in the fair value of an asset below its carrying value is other-than-temporary. As of June 30, 2014, we had not recorded an impairment related to our investments in the condensed consolidated statement of operations.

If overall interest rates had changed by 10% during the six months ended June 30, 2014, the fair value of our investments would not have been materially affected.

Effect of Inflation
We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2014. There can be no assurance that future inflation will not have an adverse impact on our results of operations or financial condition.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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
Refer to Note 12, “Commitments and Contingencies,” in Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is hereby incorporated by reference.

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

If the market for our solutions develops more slowly than we anticipate, or if competitors introduce new solutions that compete with ours, we may be unable to renew our memberships, sell insurance policies or attract new clients at favorable prices based on the same pricing model we have historically used. In the future, it is possible that competitive dynamics in our market may require us to change our pricing model, reduce our subscription fee rates, or consider adding new pricing programs or discounts, which would likely harm our operating results. If we introduce a higher fee schedule in the future, it may be more difficult for us to attract new clients. In order to attract new clients and retain existing clients, in certain cases we have previously offered, and may in the future offer, discounts or other contractual incentives to clients who execute multi-year subscription agreements or who make client referrals.

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
Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. The weighted-average term of our subscription agreements in effect as of June 30, 2014 was 2.6 years. As our overall membership base grows, we expect our rate of client renewals to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements may decrease. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

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

We are investing management time and resources into developing products designed to provide insurance against NPE patent infringement claims. We have limited prior experience in designing or providing insurance products. If we are not successful in selling a significant amount of these insurance products, we will not realize the anticipated benefit of these investments, which could have an adverse effect on our growth prospects, and our business may be harmed.
We are investing management time and financial resources in the development of products designed to provide insurance against some of the costs resulting from NPE patent claims. We are providing capital to develop and operate this business. We have limited prior experience in designing insurance products, operating an insurance business, attracting policyholders or establishing the pricing or terms of insurance policies and selling insurance policies in combination with membership subscriptions. We cannot assure you that our patent insurance products will appeal to a sufficient number of our existing clients or attract enough new clients to build a sustainable insurance business. If we are unsuccessful in managing this business, we may not realize the anticipated benefits of our investments of capital and management attention, which could have an adverse effect on our financial performance and growth prospects and our business may be harmed.

We rely on various actuarial models in pricing our insurance product and estimating the frequency and severity of related loss events, but actual results could differ materially from the model outputs. Incurring losses that exceed our predictions could adversely affect our financial condition and results of operations.
We employ various predictive modeling, stochastic modeling and/or actuarial techniques to analyze and estimate losses and the risks associated with insurance policies that we underwrite or reinsure. We use the modeled outputs and related analyses to assist us in making underwriting, pricing and reinsurance decisions. The modeled outputs and related analyses are subject to numerous assumptions, uncertainties and the inherent limitations of any statistical analysis. Consequently, modeled results may differ materially from our actual experience. If, based upon these models or otherwise, we under price our products or underestimate the frequency and/or severity of loss events, our results of operations or financial condition may be adversely affected, which could have a material adverse effect on our results of operations. If, based upon these models or otherwise, we over price our products or overestimate the risks we are exposed to, new business growth and retention of our existing business may be adversely affected.

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
If Congress, the U.S. Patent and Trademark Office or courts implement additional legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect the operating results and business model for NPEs. This, in turn, could reduce the value of our solution to our current and potential clients. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards and new procedures for invalidating patents, increased difficulty for parties making patent assertions to obtain injunctions, reductions in the cost to resolve patent disputes and other similar developments could negatively affect an NPE’s ability to assert its patent rights successfully, decrease the revenue associated with asserting or licensing an NPE’s patent rights and increase the cost or risk of bringing patent enforcement actions. As a result, assertions and the threat of assertions by NPEs may decrease. If this occurs, companies may seek to resolve patent claims on an individual basis and be less willing to subscribe to our solution or renew their memberships. Furthermore, even if companies are interested in subscribing to our solution or maintaining their memberships, companies may be unwilling to pay the subscription fees that we propose. Any of these events could result in a material adverse effect on our business and operating results.

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
We expect to increase future expenditures to develop and expand our business, including making substantial expenditures to develop new solutions. To further one of those new solutions, in August 2012 we formed a risk retention group which issues insurance policies to cover the costs of NPE patent claims, and in March 2014 we formed a reinsurance company to bear some underwriting risk on insurance policies that the Company issues on behalf of a Lloyd’s of London underwriting syndicate. We began placing new policies under the reinsurance model in May 2014. Developing and offering these new solutions may cause us to incur substantial additional operating expenses. Our efforts to develop this and other new solutions will result in an increase in our operating expenses with no assurance that such solutions will result in additional revenue that is sufficient to offset the additional expenses we incur.

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
In August 2012, we began to offer insurance products for NPE patent claims, and therefore face new risks associated with the operation of an insurance business. We have no prior experience in operating an insurance business, which includes assuming underwriting and reinsurance risk and setting premiums. There are many estimates and forecasts involved in predicting underwriting and reinsurance risk and setting premiums, many of which are subject to substantial uncertainty and which could cause our expenses and earnings to vary significantly from quarter to quarter. If we do not estimate our underwriting and reinsurance risks and set our premiums successfully, we may incur larger losses on our policies than we expect, which could have an adverse effect on our results of operations and financial condition. Under accounting principles generally accepted in the United States of America, while premiums earned from our insurance policies are recognized ratably, losses are recognized as incurred. This will increase the variability of our operating results until such time as our insurance business operates at scale. Furthermore, the insurance market is highly regulated, so operation of an insurance business will expose us to additional laws and regulations. Compliance with such laws and regulations may be costly, which could affect our results of operations.

If we are unable to enhance our current solution or to develop or acquire new solutions to provide additional value to our clients and potential clients, we may not be able to maintain our growth, and our business may be harmed.
In order to attract new clients and retain existing clients, we need to enhance and improve our existing solution and introduce new solutions that meet the needs of our clients. We have in the past, and may in the future, seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our service offerings, enhance our technical capabilities or otherwise offer growth opportunities. For example, we recently acquired DCML Services Corporation, a provider of data, intelligence and consulting on NPEs.

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
We receive a significant amount of our revenue from a limited number of clients. For example, during the six months ended June 30, 2014, our 10 highest revenue-generating clients accounted for approximately 27% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients chooses not to renew its membership, or if our subscription fees from one of these clients decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

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

We may not be able to continue offering an “A” rated NPE insurance product.
In May 2014, we began offering an “A” rated NPE insurance product. If we are unable to maintain our relationship with one or more “A” rated insurance companies, we may be unable to continue offering an “A” rated NPE insurance product, which could have an adverse effect on new insurance business growth and retention of our existing insurance business.

Reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all.
As of June 30, 2014, we had secured quota share reinsurance for 50% of the risk underwritten through our NPE insurance product offering. The availability and cost of reinsurance are subject to prevailing market conditions that are beyond our control. No assurances can be made that reinsurance will remain continuously available to us in amounts that we consider sufficient and at rates that we consider acceptable, which would cause us to increase the amount of risk we retain, reduce the amount of business we underwrite or look for alternatives to reinsurance. This, in turn, could have a material adverse effect on our financial condition or results of operations.

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

As of June 30, 2014, some of our existing stockholders have demand and piggyback rights to require us to register with the SEC approximately 1,850,000 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

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

RPX CORPORATION
(Registrant)

Date:	August 6, 2014	By:	/s/ JOHN A. AMSTER
John A. Amster
Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2014	By:	/s/ NED D. SEGAL
Ned D. Segal
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)