Form 10-Q
period 2014-09-30
RPX Corp
filed 2014-11-07
CIK 1509432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————
FORM 10-Q
————————————————
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
There were 53,938,712 shares of the registrant’s common stock issued and outstanding as of October 31, 2014.

RPX Corporation
Form 10-Q Quarterly Report
————————————————

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements (unaudited)

RPX Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$83,326	$100,155
Short-term investments	219,804	190,567
Restricted cash	660	364
Accounts receivable	21,572	38,477
Prepaid expenses and other current assets	17,381	10,546
Deferred tax assets	4,136	3,817
Total current assets	346,879	343,926
Patent assets, net	248,051	219,954
Property and equipment, net	4,214	4,667
Intangible assets, net	3,962	1,718
Goodwill	19,978	16,460
Restricted cash, less current portion	1,091	1,454
Other assets	785	622
Total assets	$624,960	$588,801

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$596	$332
Accrued liabilities	10,993	8,784
Deferred revenue	110,874	131,808
Deferred payment obligations	—	500
Other current liabilities	13,316	1,638
Total current liabilities	135,779	143,062
Deferred revenue, less current portion	1,946	5,935
Deferred tax liabilities	11,846	11,654
Other liabilities	3,043	3,227
Total liabilities	152,614	163,878
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	322,774	305,343
Retained earnings	149,619	119,527
Accumulated other comprehensive income (loss)	(52)	48
Total stockholders’ equity	472,346	424,923
Total liabilities and stockholders’ equity	$624,960	$588,801
The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$65,407	$58,554	$191,588	$177,229
Cost of revenue	30,444	29,766	90,906	78,130
Selling, general and administrative expenses	17,786	15,584	53,620	45,793
(Gain) loss on sale of patent assets, net	(8)	—	(707)	126
Operating income	17,185	13,204	47,769	53,180
Other income, net	73	56	266	170
Income before provision for income taxes	17,258	13,260	48,035	53,350
Provision for income taxes	6,425	4,863	17,943	19,561
Net income	$10,833	$8,397	$30,092	$33,789

Net income available to common stockholders	$10,833	$8,395	$30,092	$33,767

Net income available to common stockholders per common share:
Basic	$0.20	$0.16	$0.56	$0.65
Diluted	$0.20	$0.16	$0.55	$0.63
Weighted-average shares used in computing net income available to common stockholders per common share:
Basic	53,773	52,267	53,263	51,751
Diluted	55,029	54,055	54,742	53,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$10,833	$8,397	$30,092	$33,789
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(81)	20	(100)	77
Less: reclassification adjustment for (gains) losses included in net income	—	—	—	1
Net unrealized gains (losses) on available-for-sale securities, net of tax	(81)	20	(100)	78
Comprehensive income	$10,752	$8,417	$29,992	$33,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$30,092	$33,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,700	76,767
Stock-based compensation	13,353	12,081
Excess tax benefit from stock-based compensation	(2,394)	(2,752)
(Gain) loss on sale of patent assets, net	(707)	126
Amortization of premium on investments	5,031	4,496
Deferred taxes	(1,797)	(2,772)
Other	(500)	13
Changes in assets and liabilities, net of business acquired:
Accounts receivable	17,227	5,259
Other receivables	—	33,775
Prepaid expenses and other assets	(8,833)	(6,392)
Accounts payable	264	143
Accrued and other liabilities	1,507	1,134
Deferred revenue	(25,023)	859
Net cash provided by operating activities	117,920	156,526
Cash flows from investing activities
Purchases of investments classified as available-for-sale	(176,209)	(134,155)
Maturities of investments classified as available-for-sale	146,225	115,122
Sales of investments classified as available-for-sale	—	1,099
Business acquisition, net of cash acquired	(2,286)	—
Decrease in restricted cash	67	(1,818)
Purchases of property and equipment	(1,084)	(2,073)
Acquisitions of patent assets	(103,958)	(82,751)
Proceeds from sale of patent assets	1,086	100
Net cash used in investing activities	(136,159)	(104,476)
Cash flows from financing activities
Proceeds from exercise of stock options and other common stock issuances	2,864	4,174
Taxes paid related to net-share settlements of restricted stock units	(3,848)	—
Excess tax benefit from stock-based compensation	2,394	2,752
Net cash provided by financing activities	1,410	6,926
Net increase (decrease) in cash and cash equivalents	(16,829)	58,976
Cash and cash equivalents at beginning of period	100,155	73,638
Cash and cash equivalents at end of period	$83,326	$132,614

Non-cash investing and financing activities
Change in patent assets purchased and accrued but not paid	$11,700	$3,400
Change in fixed assets purchased and accrued but not paid	(166)	681
Change in other assets purchased and accrued but not paid	(63)	500
Unpaid cash consideration for business acquisition	425	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Nature of Business
RPX Corporation (also referred to herein as “RPX” or the “Company”) helps companies reduce patent-related risk and expense by providing a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. The core of the Company’s solution is defensive patent aggregation, in which it acquires patents or licenses to patents that are being or may be asserted against the Company’s current or prospective clients. The Company may occasionally enter into agreements to acquire covenants not to sue in order to further mitigate its clients’ litigation risk. The acquired patents, licenses to patents, patent rights and agreements for covenants not to sue are collectively referred to as “patent assets.” The Company’s clients pay an annual subscription fee and in return, receive a license from the Company to substantially all of its patent assets and access to its proprietary patent market intelligence and data. In addition to the Company’s core solution, in August 2012, the Company began underwriting patent infringement liability insurance policies to insure against certain costs of litigation from non-practicing entities (“NPEs”). In March 2014, the Company formed a reinsurance company to assume some portion of the underwriting risk on insurance policies that the Company issues on behalf of a Lloyd’s of London underwriting syndicate. The Company began placing new policies under the reinsurance model in May 2014. As of, and for the three and nine months ended September 30, 2014, the effect of the insurance policies that the Company has issued or assumed through our reinsurance business was not material to the Company’s results of operations, financial condition or cash flows.
2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013, are unaudited. The condensed consolidated balance sheet as of December 31, 2013 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended December 31, 2013, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, necessary to state fairly the results of the interim periods have been included in the accompanying financial statements. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any subsequent interim period or for the year ending December 31, 2014.

There have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2014, as compared to the significant accounting policies presented under the heading “Basis of Presentation and Significant Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2014.

Recently Issued Accounting Standards
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15") provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter; early adoption is permitted. The requirements of ASU 2014-15 are not expected to have a significant impact on the condensed consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”), which amends Compensation - Stock Compensation (Topic 718) in the Accounting Standards Codification (“ASC”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Compensation - Stock Compensation (Topic 718) as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 will be effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table presents the calculation of basic and diluted net income per share available to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income available to common stockholders:
Numerator:
Net income	$10,833	$8,397	$30,092	$33,789
Allocation of net income to participating stockholders	—	(2)	—	(22)
Net income available to common stockholders	$10,833	$8,395	$30,092	$33,767
Denominator:
Basic shares:
Weighted-average shares used in computing basic net income available to common stockholders	53,773	52,267	53,263	51,751
Diluted shares:
Weighted-average shares used in computing basic net income available to common stockholders	53,773	52,267	53,263	51,751
Dilutive effect of stock options and restricted stock units using the treasury-stock method	1,256	1,788	1,479	1,664
Weighted-average shares used in computing diluted net income available to common stockholders	55,029	54,055	54,742	53,415
Net income per common share available to common stockholders:
Basic	$0.20	$0.16	$0.56	$0.65
Diluted	$0.20	$0.16	$0.55	$0.63

The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted-average:
Stock options outstanding	763	1,059	749	1,360
Restricted stock units outstanding	245	143	30	255
Shares of common stock subject to repurchase	—	13	—	34

4.	Fair Value Measurements
The following tables present the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2014
	Fair Value	Level 1	Level 2
Cash equivalents:
Commercial paper	$24,179	$—	$24,179
Money market funds	1,026	1,026	—
Municipal bonds	4,057	—	4,057
	$29,262	$1,026	$28,236

Short-term investments:
Municipal bonds	$127,562	$—	$127,562
Corporate bonds	56,070	—	56,070
Commercial paper	2,497	—	2,497
U.S. government and agency securities	33,675	—	33,675
	$219,804	$—	$219,804

	December 31, 2013
	Fair Value	Level 1	Level 2
Cash equivalents:
Commercial paper	$34,498	$—	$34,498
U.S. government and agency securities	3,801	—	3,801
Money market funds	37	37	—
	$38,336	$37	$38,299

Short-term investments:
Municipal bonds	$146,100	$—	$146,100
Commercial paper	31,597	—	31,597
Corporate bonds	7,875	—	7,875
U.S. government and agency securities	4,995	—	4,995
	$190,567	$—	$190,567

As of September 30, 2014 and December 31, 2013, the Company did not use Level 3 inputs to measure financial assets or liabilities at fair value.

5.	Short-term Investments
The following tables present the Company’s investments in available-for-sale securities (in thousands):

	September 30, 2014
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Municipal bonds	$127,516	$52	$(6)	$127,562
Corporate bonds	56,150	2	(82)	56,070
Commercial paper	2,497	—	—	2,497
U.S. government and agency securities	33,693	4	(22)	33,675
	$219,856	$58	$(110)	$219,804

	December 31, 2013
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Municipal bonds	$146,047	$56	$(3)	$146,100
Commercial paper	31,597	—	—	31,597
Corporate bonds	7,873	2	—	7,875
U.S. government and agency securities	5,002	—	(7)	4,995
	$190,519	$58	$(10)	$190,567

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

The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of September 30, 2014 and December 31, 2013. As of September 30, 2014, no individual securities incurred continuous unrealized losses for greater than 12 months.

6.	Patent Assets, Net
Patent assets, net, consisted of the following (in thousands):

	December 31, 2013	Additions	Sales	September 30, 2014
Patent assets	$529,526	$115,658	$(705)	$644,479
Accumulated amortization	(309,572)	(87,181)	325	(396,428)
Patent assets, net	$219,954			$248,051

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors and software. The Company amortizes each acquired portfolio of patent assets on a straight-line basis over its estimated economic useful life. As of September 30, 2014, the estimated economic useful lives of the Company’s patent assets generally ranged from 24 to 60 months. As of September 30, 2014, the weighted-average estimated economic useful life at the time of acquisition of all patents acquired since the Company’s inception was 46 months.

As of September 30, 2014, the Company expects amortization expense in future periods to be as follows (in thousands):

2014 (remainder)	$31,371
2015	103,961
2016	73,434
2017	31,714
2018	6,788
Thereafter	783
Total estimated future amortization expense	$248,051

Amortization expense was $29.5 million and $28.2 million for the three months ended September 30, 2014 and 2013, respectively, and $87.2 million and $74.5 million for the nine months ended September 30, 2014 and 2013, respectively.

7.	Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Internal-use software	$4,931	$4,198
Leasehold improvements	1,799	1,700
Computer, equipment and software	1,207	1,096
Furniture and fixtures	818	813
Construction-in-progress	181	119
Total property and equipment, gross	8,936	7,926
Less: Accumulated depreciation and amortization	(4,722)	(3,259)
Total property and equipment, net	$4,214	$4,667

Depreciation and amortization expense was $0.5 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and $1.5 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively. Stock-based compensation capitalized as part of the cost of internal-use software was nil for both the three months ended September 30, 2014 and 2013, respectively, and $0.1 million and nil for the nine months ended September 30, 2014 and 2013, respectively.

8.	Business Combinations
On June 19, 2014, the Company completed its acquisition of all of the issued and outstanding membership interests in DCML Services Corporation (“DCML”), a provider of data, intelligence and consulting on NPEs (operating under the trade name PatentFreedom). The final purchase price for DCML was approximately $6.2 million, consisting of $3.0 million in cash and 182,408 shares of the Company’s common stock. The fair value of the equity component of the final purchase price of $3.2 million was determined for accounting purposes based on the fair value of the Company’s common stock on the closing date of the acquisition. As of September 30, 2014, the Company has paid $2.6 million of the cash consideration. The shares of common stock were issued in July 2014 and are restricted pursuant to the terms of the agreement. The Company recorded $3.3 million of intangible assets which includes a covenant not to compete, proprietary data and customer relationships, $1.1 million in net deferred tax liabilities, $0.5 million in net tangible assets, and $3.5 million of residual goodwill. The covenant not to compete and proprietary data and customer relationships are being amortized over a weighted-average estimated economic useful life of 3 years. The goodwill recorded pertains to the cost benefits and operational synergies realized by integrating DCML’s data with the Company’s proprietary database that cross-references all patent, litigation and entity information. The goodwill is not expected to be deductible for tax purposes. For the nine months ended September 30, 2014, the Company recorded acquisition-related costs of $0.1 million which were expensed as incurred and included in the Company's selling, general and administrative expenses. The Company has included the financial results of DCML in its condensed consolidated financial statements from the acquisition date and the results are not individually material to its condensed consolidated financial statements.

9.	Goodwill
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance as of December 31, 2013	$16,460
Goodwill from business acquisition	3,518
Balance as of September 30, 2014	$19,978

We review goodwill for impairment at least annually on September 30 or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting operating unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment under ASU No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, issued by the FASB. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of September 30, 2014, the date of the Company's 2014 assessment, no impairment of goodwill has been identified.

10.	Intangible Assets, Net
Intangible assets, net, consisted of the following (in thousands):

	September 30, 2014			December 31, 2013
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Covenant not to compete	$1,920	$(199)	$1,721	$480	$(469)	$11
Proprietary data and models	2,100	(975)	1,125	1,500	(637)	863
Customer relationships	1,050	(326)	724	250	(215)	35
Trademarks	1,890	(1,503)	387	1,890	(1,184)	706
Developed technology	728	(723)	5	728	(625)	103
	$7,688	$(3,726)	$3,962	$4,848	$(3,130)	$1,718

As of September 30, 2014, the Company expects amortization expense in future periods to be as follows (in thousands):

2014 (remainder)	$437
2015	1,725
2016	1,288
2017	512
Total estimated future amortization expense	$3,962

Amortization expense was $0.5 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively, and $1.1 million for both the nine months ended September 30, 2014 and 2013, respectively.

11.	Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued payroll-related expenses	$7,579	$6,791
Accrued expenses	3,414	1,993
Total accrued liabilities	$10,993	$8,784

Other current liabilities	$691	$1,075
Consideration payable for business acquisition	425	—
Patent and other assets purchased but not paid	12,200	563
Total other current liabilities	$13,316	$1,638

12.	Commitments and Contingencies
Operating Lease Commitments
The Company generally does not enter into long-term minimum purchase commitments. Its principal long-term commitments consist of obligations under operating leases for office space. There were no substantial changes to the Company’s contractual obligations or commitments during the nine months ended September 30, 2014 as compared to those presented under the heading “Commitments and Contingencies” in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2014.

Rent expense related to non-cancelable operating leases was $0.9 million and $1.1 million for the three months ended September 30, 2014 and 2013, respectively, net of sublease income of $0.2 million and nil, respectively. Rent expense related to non-cancelable operating leases was $2.7 million and $2.5 million for the nine months ended September 30, 2014 and 2013, respectively, net of sublease income of $0.4 million and nil, respectively.

Litigation
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or contingencies was recorded as of September 30, 2014 or December 31, 2013.

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

In March 2012, Cascades Computer Innovations LLC filed a complaint in U.S. District Court for the Northern District of California (the “Court”) against the Company and five of its clients (collectively the “Defendants”). The complaint alleges that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The complaint further alleges that after the Company terminated its negotiations with the plaintiff to license certain patents held by the plaintiff, the Defendants violated the law by jointly refusing to negotiate or accept licenses under the plaintiff’s patents. The plaintiff seeks unspecified monetary damages and injunctive relief. In January 2013, the Court dismissed the complaint against the Defendants and granted the plaintiff leave to amend its complaint. In February 2013, the plaintiff filed an amended lawsuit alleging that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. In March 2014, the Court entered an order staying the litigation pending the resolution of related litigation in the U.S. District Court for the Northern District of Illinois, and in July 2014 and again in September 2014 continued the stay. The Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can it estimate the potential loss or range of the potential loss that may result from this litigation.

Guarantees and Indemnifications
The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. The Company had no liabilities recorded for these agreements as of September 30, 2014 or December 31, 2013. The Company has no reason to believe that there is any material liability related to such indemnification provisions. The Company does not indemnify its clients for patent infringement.

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

Reserves for Known and Incurred but not Reported Claims
In August 2012, the Company began offering insurance to cover certain costs of litigation brought against its insured clients by NPEs. As of September 30, 2014, the Company had a total of 38 active policies and had recorded a reserve of $1.6 million for known and incurred but not reported claims that represent estimated claim costs and related expenses.

The Company regularly reviews its loss reserves using a variety of actuarial techniques and updates them as its loss experience develops.

13.	Stockholders’ Equity
Equity Plans
A summary of the Company’s activity under its equity-settled award plans and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2013	2,451	4,089	$9.91
Shares authorized(1)	1,000	—	—
Options exercised	—	(561)	5.11
Options forfeited/canceled	173	(173)	17.51
Restricted stock units granted	(1,416)	—	—
Restricted stock units forfeited	238	—	—
Restricted stock units withheld related to net-share settlement of restricted stock units	244	—	—
Balance - September 30, 2014	2,690	3,355	10.32	6.4	$14,912
Vested and exercisable - September 30, 2014		2,360	10.47	6.3	10,706
Vested and expected to vest - September 30, 2014		3,237	10.34	6.4	14,397
(1) In March 2014, the Company reserved an additional 1,000,000 shares of its common stock for future issuance under the 2011 Plan.

The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2014 and 2013 was $1.1 million and $2.6 million, respectively, and $6.4 million and $11.3 million for stock options exercised during the nine months ended September 30, 2014 and 2013, respectively. The total fair value of stock options vested during the three months ended September 30, 2014 and 2013 was $1.4 million and $2.3 million, respectively, and $4.9 million and $7.6 million for stock options vested during the nine months ended September 30, 2014 and 2013, respectively.

Restricted Stock Units
The summary of restricted stock unit activity, which includes performance-based restricted stock units with a market condition (“PBRSUs”), is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested units - December 31, 2013	2,057	$12.38
Granted	1,416	14.55
Vested	(688)	13.45
Forfeited	(238)	13.72
Non-vested units - September 30, 2014	2,547	13.17	$34,976

The total fair value of restricted stock units (“RSUs”) vested during the three months ended September 30, 2014 and 2013 was $3.0 million and $1.9 million, respectively, and $11.0 million and $4.6 million for RSUs vested during the nine months ended September 30, 2014 and 2013, respectively.

In October 2013, the Board of Directors approved net-share settlement for tax withholdings on RSU vesting. During the nine months ended September 30, 2014, the Company withheld issuing 244,192 shares of its common stock based on the value of the RSUs on their vesting dates as determined by the Company’s closing common stock price. Total payments for employees’ minimum tax obligations to taxing authorities were $3.8 million for the nine months ended September 30, 2014, and were recorded as a reduction to additional paid-in capital and reflected as a financing activity within the condensed consolidated statements of cash flows. The net-share settlements reduced the number of shares that would have otherwise been issued on the vesting date and increased the number of shares reserved for future issuance under the 2011 Plan.

Stock-Based Compensation Related to Employees and Directors
The fair value of RSUs granted to employees and directors is measured by reference to the fair value of the underlying shares on the date of grant.

PBRSUs contain both service and market conditions that affect the quantity of awards that will vest. During both the three months ended September 30, 2014 and 2013, the Company granted nil PBRSUs. During the nine months ended September 30, 2014 and 2013, the Company granted 200,000 and 175,000 PBRSUs, respectively. The Company estimates the grant date fair value of PBRSUs using the Monte Carlo simulation model. The weighted-average assumptions used to estimate the fair value of PBRSUs and the resulting fair values are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Dividend yield	n/a	n/a	—%	—%
Risk-free rate	n/a	n/a	1.11%	0.59%
Expected volatility	n/a	n/a	48%	53%
Grant date fair value	n/a	n/a	$7.47	$6.39

Stock-based compensation expense related to stock options granted to employees and directors was $1.3 million and $1.8 million for the three months ended September 30, 2014 and 2013, respectively, and $4.3 million and $6.7 million for the nine months ended September 30, 2014 and 2013, respectively. Stock-based compensation expense related to RSUs granted to employees and directors was $3.0 million and $2.0 million for the three months ended September 30, 2014 and 2013, respectively, and $8.6 million and $4.8 million for the nine months ended September 30, 2014 and 2013, respectively. Stock-based compensation expense related to PBRSUs granted to employees was $0.2 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $0.6 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, there was $5.6 million and $31.0 million of unrecognized compensation cost related to stock options and RSUs, including PBRSUs, respectively, which is expected to be recognized over a weighted-average period of 1.6 years and 2.8 years, respectively. Future grants of equity awards will increase the amount of stock-based compensation expense to be recorded.

Stock-Based Compensation Related to Non-Employees
The Company periodically grants equity awards to non-employees in exchange for goods and services. No equity awards were granted to non-employees in exchange for goods and services during the three or nine months ended September 30, 2014 and 2013.

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

Non-employee stock-based compensation expense related to stock options was nil and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and nil and $0.2 million for the nine months ended September 30, 2014 and 2013, respectively. Non-employee stock-based compensation expense related to RSUs was nil for both the three months ended September 30, 2014 and 2013, respectively, and nil and $0.2 million for the nine months ended September 30, 2014 and 2013, respectively.

14.	Income Taxes
The Company uses an estimated annual effective tax rate based upon a projection of its annual fiscal year results to measure the income tax benefit or expense recognized in each interim period. The Company’s effective tax rate, including the impact of discrete benefit items, was 37% for each of the three and nine months ended September 30, 2014 and 2013, respectively.

The Company’s 2010 tax year is currently under examination by the State of California Franchise Tax Board. The Company does not expect a material impact on its condensed consolidated financial statements as a result of this examination. The 2011 through 2013 tax periods remain open to examination by the Internal Revenue Service and the 2009 through 2013 tax periods remain open to examination by most state tax authorities. For the Company’s foreign jurisdictions, the 2009 through 2013 tax years remain open to examination by their respective tax authorities.

15.	Related-Party Transactions
During the three and nine months ended September 30, 2014, five members of the Company’s Board of Directors also served on the boards of directors of RPX clients. During the three and nine months ended September 30, 2013, four members of the Company’s Board of Directors also served on the boards of directors of RPX clients. The Company recognized subscription revenue from these clients in the amount of $2.2 million and $1.3 million for the three months ended September 30, 2014 and 2013, respectively, and $6.5 million and $3.8 million for the nine months ended September 30, 2014 and 2013, respectively. As of December 31, 2013, there was $4.4 million of receivables due from these clients. There were no receivables due from these clients on September 30, 2014.

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

The following table presents revenue by location and revenue generated by country as a percentage of total revenue for the applicable period, for countries representing 10% or more of revenues for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
United States	$42,751	65%	$35,842	61%	$120,696	63%	$108,445	61%
Japan	9,164	14	9,531	16	28,012	15	29,623	17
Other	13,492	21	13,181	23	42,880	22	39,161	22
Total revenue	$65,407	100%	$58,554	100%	$191,588	100%	$177,229	100%

Long-lived assets information by location is presented below (in thousands):

	September 30, 2014	December 31, 2013
United States	$4,198	$4,646
Japan	16	21
Total long-lived assets	$4,214	$4,667

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

During the nine months ended September 30, 2014, our revenue grew to $191.6 million from $177.2 million for the nine months ended September 30, 2013. Our client count increased by 27 clients during the nine months ended September 30, 2014, bringing our total client network to 195 as of September 30, 2014. At September 30, 2014, we had deferred revenue of $112.8 million.

We believe that our acquisitions of patent assets are a key driver of the value that we create for our clients. We measure patent asset acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital. During the nine months ended September 30, 2014, we completed 48 acquisitions of patent assets and our gross and net acquisition spend totaled $137.4 million and $115.7 million, respectively. From our inception through September 30, 2014, we have completed 215 acquisitions of patent assets with gross and net acquisition spend of $893.2 million and $648.5 million, respectively.

Insuring against the costs of non-practicing entity (“NPE”) litigation is a natural extension of our core defensive patent acquisition service. In August 2012, we started to offer NPE patent infringement liability insurance, which is a liability insurance policy for operating companies that covers certain costs associated with patent infringement lawsuits by NPEs. The insurance product complements our core defensive patent acquisition service, enabling policyholders, whom we historically have required to be members of our client network, to better manage and mitigate the risk of NPE patent litigation. As of September 30, 2014, we had a total of 38 active insurance policies. The effect of the insurance policies that have been issued was not material to our results of operations or financial condition for the nine months ended September 30, 2014 or 2013. In connection with an evolution of the way that we will sell insurance policies, during March 2014 we formed a reinsurance company to assume some portion of the underwriting risk on insurance policies that the we issue on behalf of a Lloyd’s of London underwriting syndicate. We began issuing new policies under the reinsurance model in May 2014. As of, and for the three and nine months ended September 30, 2014, the effect of the insurance policies issued under the reinsurance model was not material to our results of operations or financial condition.
Key Components of Results of Operations
Revenue
Subscription revenue includes membership subscription services and premiums earned from insurance policies. Historically, the majority of our revenue has consisted of fees paid by our clients under subscription agreements. Subscription revenue will be positively or negatively impacted by the financial performance of our clients since their subscription fees typically reset annually based upon their most recently reported annual financial results. In August 2012, we launched our insurance product and started to recognize insurance premium revenue from the insurance policies that we underwrite. We had been recognizing the full insurance premium as revenue, however, under the new reinsurance model we typically only recognize the portion of the underwriting risk that we assume. In addition, we receive management fees for marketing, underwriting, and claims management services. Although we expect this revenue to increase as we sell more policies in the future, for the three and nine months ended September 30, 2014 and 2013, insurance premium revenue was not material to our results of operations. We also recognize revenue from the sale of licenses and advisory fee income in connection with syndicated acquisitions, which we collectively refer to as fee-related revenue. Although we expect to continue to generate fee-related revenue, these transactions are unpredictable and vary quarter to quarter. In the future, we may receive other revenue and fee income from newly introduced products and services. While we expect to continue to experience revenue growth on an annual basis, we do not believe that our rate of growth since inception is representative of anticipated future revenue growth.

Cost of Revenue
Cost of revenue primarily consists of amortization expense related to acquired patent assets. Acquired patent assets are capitalized and amortized ratably over their estimated useful lives which are typically derived based on the anticipated cash flows from clients and prospects that may benefit from the transaction. Also included in the cost of revenue are expenses incurred to maintain our patents and prosecute our patent applications and amortization expense for acquired intangible assets and internally developed software. With the launch of our insurance offering in August 2012, cost of revenue began to include premiums ceded to reinsurers and loss reserves. We began to issue new policies under the reinsurance model in May 2014 and as a result we will no longer be ceding premiums. We expect our cost of revenue to increase in the future as we add additional patent assets to our existing portfolio to support our existing and future clients and as our insurance business grows. Our cost of revenue is primarily driven by the amortization of previously acquired patent assets, which are typically amortized over an estimated useful life of 24 to 60 months. From time to time, we may acquire patent assets that we believe are valuable to our clients and prospects with an estimated useful life that is significantly less than the historical weighted-average of patent assets previously acquired, resulting in increased patent asset amortization expense in immediate periods following acquisition. Estimating the economic useful lives of our patent assets depends on various factors including the remaining statutory life of the underlying patents, which could result in shorter amortization periods. Recent trends suggest that amortization periods on patent assets acquired in future periods may be amortized over shorter periods than the historical weighted-average of 46 months.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2014, as compared to the critical accounting policies and estimates presented under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2014.

Recently Issued Accounting Standards
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15") provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter; early adoption is permitted. The requirements of ASU 2014-15 are not expected to have a significant impact on the condensed consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”), which amends Compensation - Stock Compensation (Topic 718) in the Accounting Standards Codification (“ASC”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Compensation - Stock Compensation (Topic 718) as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 will be effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which will supersede most existing revenue recognition guidance in U.S. generally accepted accounting principles (“U.S. GAAP”) once it becomes effective. ASU 2014-09 requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2016 and early adoption is not permitted. We are currently evaluating the impact of the adoption of ASU 2014-12 on our consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$65,407	$58,554	$191,588	$177,229
Cost of revenue	30,444	29,766	90,906	78,130
Selling, general and administrative expenses	17,786	15,584	53,620	45,793
(Gain) loss on sale of patent assets, net	(8)	—	(707)	126
Operating income	17,185	13,204	47,769	53,180
Other income, net	73	56	266	170
Income before provision for income taxes	17,258	13,260	48,035	53,350
Provision for income taxes	6,425	4,863	17,943	19,561
Net income	$10,833	$8,397	$30,092	$33,789

The following table sets forth our condensed consolidated operations data as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	100%	100%	100%	100%
Cost of revenue	47	51	47	44
Selling, general and administrative expenses	27	27	28	26
(Gain) loss on sale of patent assets, net	—	—	—	—
Operating income	26	22	25	30
Other income, net	—	—	—	—
Income before provision for income taxes	26	22	25	30
Provision for income taxes	10	8	9	11
Net income	16%	14%	16%	19%

Revenue
Our revenue for the three months ended September 30, 2014 was $65.4 million compared to $58.6 million during the same period a year ago, an increase of $6.8 million, or 12%. Subscription revenue, which includes membership subscription services and premiums earned from insurance policies, for the three months ended September 30, 2014 was $62.7 million compared to $57.8 million for the three months ended September 30, 2013. The increase in subscription revenue was primarily attributable to an increase in membership fees and insurance premiums of $6.7 million from new clients who joined our network subsequent to September 30, 2013 partially offset by a decrease of $1.8 million from clients who joined our network prior to September 30, 2013. This will increase or decrease over time as clients leave the network or we adjust their membership fees from the prior period as their invoiced fees typically expand or contract with their operating income or any negotiated discount or premium to their prior rate. As of September 30, 2014, we had a total client network of 195 companies as compared to 160 as of September 30, 2013. Revenue for the three months ended September 30, 2014 and 2013 included fee-related revenue of $2.7 million and $0.7 million, respectively.

Our revenue for the nine months ended September 30, 2014 was $191.6 million compared to $177.2 million during the same period a year ago, an increase of $14.4 million, or 8%. Subscription revenue, which includes membership subscription services and premiums earned from insurance policies, for the nine months ended September 30, 2014 was $187.8 million compared to $166.8 million for the nine months ended September 30, 2013. The increase in subscription revenue was primarily attributable to an increase in membership fees and insurance premiums of $16.1 million from new clients who joined our network subsequent to September 30, 2013 and $4.9 million from clients who joined our network prior to September 30, 2013. Revenue for the nine months ended September 30, 2014 and 2013 included fee-related revenue of $3.8 million and $10.4 million, respectively.

Cost of Revenue
Our cost of revenue for the three months ended September 30, 2014 was $30.4 million compared to $29.8 million during the same period a year ago, an increase of $0.6 million, or 2%. The increase was primarily attributable to a $1.3 million increase in patent amortization expense as a result of an increase in our patent assets and shorter than historical amortization periods for certain patent assets acquired subsequent to September 30, 2013. Patent assets acquired during the three months ended September 30, 2014 had a weighted-average amortization period of 39 months compared with the historical weighted-average since our inception of 46 months. The increase in patent amortization expense was partially offset by a $0.2 million decrease in expenses incurred to maintain and prosecute patents and patent applications included in our portfolio.

Our cost of revenue for the nine months ended September 30, 2014 was $90.9 million compared to $78.1 million during the same period a year ago, an increase of $12.8 million, or 16%. The increase was primarily attributable to a $12.7 million increase in patent amortization expense as a result of an increase in our patent assets, and shorter than historical amortization periods for certain patent assets acquired subsequent to September 30, 2013. We also had a $0.5 million increase in expenses incurred to maintain and prosecute patents and patent applications included in our portfolio.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended September 30, 2014 were $17.8 million compared to $15.6 million during the same period a year ago, an increase of $2.2 million, or 14%. The increase was primarily due to a $2.0 million increase in personnel-related costs, including a $0.6 million increase in stock-based compensation expense, primarily attributable to increasing our headcount to 149 employees as of September 30, 2014 as we continued to expand the parts of our organization that support our clients.

Our selling, general and administrative expenses for the nine months ended September 30, 2014 were $53.6 million compared to $45.8 million during the same period a year ago, an increase of $7.8 million, or 17%. The increase was primarily due to a $5.9 million increase in personnel-related costs, including a $1.3 million increase in stock-based compensation expense, primarily attributable to increasing our headcount to 149 employees as of September 30, 2014, a $0.5 million increase in sales and marketing expense to increase industry awareness, and a $0.6 million increase in rent related expense which includes leasing additional office space at our San Francisco headquarters.

Provision for Income Taxes
Our provision for income taxes was $6.4 million and $4.9 million for the three months ended September 30, 2014 and 2013, respectively, and $17.9 million and $19.6 million for the nine months ended September 30, 2014 and 2013, respectively. Our effective tax rate, including the impact of discrete benefit items, was 37% for each of the three and nine months ended September 30, 2014 and 2013, respectively.
Liquidity and Capital Resources
We have financed substantially all of our operations and patent asset acquisitions through the sale of equity securities and subscription and other fees collected from our clients. As of September 30, 2014, we had $83.3 million of cash and cash equivalents and $219.8 million in short-term investments. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future capital needs will depend on many factors, including, among other things, our acquisition of patent assets, addition and renewal of client membership agreements, growth of our insurance business and development of new products and services. We anticipate an increased level of patent acquisition spending as our business grows. Additionally, we may enter into potential investments in, or acquisitions of, complementary businesses which could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$117,920	$156,526
Net cash used in investing activities	(136,159)	(104,476)
Net cash provided by financing activities	1,410	6,926
Net increase (decrease) in cash and cash equivalents	$(16,829)	$58,976

Cash Flows from Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2014 was $117.9 million, consisting of adjustments for non-cash items of $102.7 million, changes in working capital and non-current assets and liabilities of $14.9 million and net income of $30.1 million. Non-cash adjustments to net income primarily consisted of $89.7 million of depreciation and amortization, $13.4 million of stock-based compensation, $5.0 million of amortization of premium on investments, a reduction of $2.4 million due to excess tax benefit from stock-based compensation and a $1.8 million net decrease in our deferred tax liabilities. The change in working capital and non-current assets and liabilities resulted primarily from a $17.2 million decrease in accounts receivable, partially offset by a $25.0 million decrease in deferred revenue, an $8.8 million increase in prepaid expenses and other assets and a $1.5 million increase in our accrued and other liabilities. The decrease in accounts receivable was due to $183.1 million in cash collections, partially offset by billings to new and existing clients of $165.9 million. The decrease in deferred revenue was due to revenue and other adjustments recognized during the period of $188.1 million, partially offset by $163.1 million in billings to new and existing clients. The amount of deferred revenue in any given period varies with the addition of new clients, the mix of payment terms that we offer and the timing of invoicing existing clients.

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

Cash Flows from Investing Activities
Cash used in investing activities for the nine months ended September 30, 2014 was $136.2 million, of which $104.0 million was used to acquire patent assets, $30.0 million represented net purchases of short-term marketable securities, $2.3 million was used in the acquisition of DCML Services Corporation, and $1.1 million was used to acquire property and equipment. This decrease was partially offset by $1.1 million in proceeds from the sale of patent assets. We expect our cash used in investing activities to increase in the future as we acquire additional patent assets.

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

Cash Flows from Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2014 was $1.4 million, of which $2.9 million was the result of proceeds from the exercise of stock options and other common stock issuances and $2.4 million was due to excess tax benefit from stock-based compensation. This increase was partially offset by $3.8 million in taxes paid related to net-share settlements of restricted stock units.

Cash provided by financing activities for the nine months ended September 30, 2013 was $6.9 million, the result of proceeds from exercise of stock options of $4.2 million and excess tax benefit from stock-based compensation of $2.8 million.

Contractual Obligations and Commitments
Operating Lease Commitments
We generally do not enter into long-term minimum purchase commitments. Our principal long-term commitments consist of obligations under operating leases for office space. There were no substantial changes to our contractual obligations and commitments during the nine months ended September 30, 2014 as compared to our contractual obligations and commitments presented under the heading “Contractual Obligations and Commitments” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the heading “Commitments and Contingencies” in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on March 10, 2014.
Off Balance Sheet Arrangements
At September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $303.1 million as of September 30, 2014. Our cash balances deposited in U.S. banks are non-interest bearing and insured up to the Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents consist of commercial paper, municipal bonds and institutional money market funds denominated primarily in U.S. Dollars. Interest rate fluctuations affect the returns on our invested funds.

As of September 30, 2014, our short-term investments of $219.8 million were primarily invested in municipal and corporate bonds maturing between 90 days and 12 months, U.S. government and agency securities and commercial paper. As of September 30, 2014, our investments were classified as available-for-sale and, consequently, were recorded at fair value in the condensed consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in the fair value of an asset below its carrying value is other-than-temporary. As of September 30, 2014, we had not recorded an impairment related to our investments in the condensed consolidated statement of operations.

If overall interest rates had changed by 10% during the nine months ended September 30, 2014, the fair value of our investments would not have been materially affected.

Effect of Inflation
We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2014. There can be no assurance that future inflation will not have an adverse impact on our results of operations or financial condition.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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
Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. The weighted-average term of our subscription agreements in effect as of September 30, 2014 was 2.7 years. As our overall membership base grows, we expect our rate of client renewals to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements may decrease. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

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
We receive a significant amount of our revenue from a limited number of clients. For example, during the nine months ended September 30, 2014, our 10 highest revenue-generating clients accounted for approximately 28% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients chooses not to renew its membership, or if our subscription fees from one of these clients decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

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
As of September 30, 2014, we had secured quota share reinsurance for 50% of the risk underwritten through our risk retention group. In addition, we act as reinsurer for a portion of the risk underwritten through our "A" rated NPE insurance product. The availability and cost of reinsurance that we purchase are subject to prevailing market conditions that are beyond our control. No assurances can be made that reinsurance will remain continuously available to us in amounts that we consider sufficient and at rates that we consider acceptable, which would cause us to increase the amount of risk we retain, reduce the amount of business we underwrite or look for alternatives to reinsurance. This, in turn, could have a material adverse effect on our financial condition or results of operations.

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

As of September 30, 2014, some of our existing stockholders have demand and piggyback rights to require us to register with the SEC approximately 1,670,000 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

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

RPX CORPORATION
(Registrant)

Date:	November 6, 2014	By:	/s/ JOHN A. AMSTER
John A. Amster
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2014	By:	/s/ NED D. SEGAL
Ned D. Segal
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)