Form 10-K
period 2014-12-31
RPX Corp
filed 2015-03-02
CIK 1509432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————
FORM 10-K
————————————————
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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
None
————————————————
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒  NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $906.3 million as of June 30, 2014, which is the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The NASDAQ Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded due to the fact that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 54,277,822 shares of the registrant’s common stock issued and outstanding as of February 20, 2015.

Documents Incorporated by Reference:
Portions of the Definitive Proxy Statement for registrant’s 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”), are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2015 Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2014.

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions which, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. Forward-looking statements include statements regarding our business strategies and business model, products, benefits to our clients and competitive position. These statements are based on the beliefs and assumptions of our management based on information currently available. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

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

•
Cost-Effective Licenses – Our annual subscription fee is generally based on a client’s historical financial results. Accordingly, our subscription fee is predictable for our clients. We believe our approach to pricing is different than the pricing strategies of traditional patent licensing businesses, which generally negotiate license fees based on the perceived relevance of their various patent portfolios to each licensee. We believe our approach to pricing also provides clients with non-exclusive license rights to our large and growing portfolio of patent assets at a lower cost than they would have paid if these patent assets were owned by other entities.

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

Insuring against the cost of non-practicing entity (“NPE”) litigation expense is a natural extension of our core defensive patent aggregation service. In August 2012, we started to offer NPE patent infringement litigation expense insurance, which is a liability insurance policy for operating companies that covers certain costs associated with patent infringement lawsuits by NPEs. In May 2014, we began assuming some portion of the underwriting risk on insurance policies that we issue on behalf of a Lloyd's of London underwriting syndicate. The insurance product complements our core defensive patent acquisition service, enabling policyholders to better manage and mitigate the risk of NPE patent litigation.
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

•	Increasing Rate of Issuance of Technology Patents – Patents issued with class code identifiers that we classify as technology-related patents have nearly doubled in the past 10 years.

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

We believe that the amount of capital raised by NPEs is currently in the billions of dollars. Some of the large awards and settlements received by NPEs have resulted in extensive media coverage, contributing to a significant influx of capital into the patent market. As of December 31, 2014, we have identified in excess of 3,100 unique NPE plaintiffs that have been active since 2005. In addition, many individual inventors and universities are also using litigation or threat of litigation to monetize patents.
Our Solution and Benefits to Our Clients
We have pioneered an approach to help operating companies mitigate and manage patent risk and expense by serving as an intermediary through which they can participate more efficiently in the patent market. Operating companies that join our network and subscribe to our membership pay an annual subscription fee and gain access to our patent risk management solutions. The subscription fee is typically based on a rate card that is tied to a client’s revenue or operating income and remains generally in place over the term of a membership, with adjustments limited to Consumer Price Index increases. By offering a rate card that does not change based on our patent asset acquisitions, we divorce the amount of fees charged from the value of our patent assets. We believe our pricing structure creates an alignment of interests with our clients, allowing us to be a trusted intermediary for operating companies in the patent market.

Defensive Patent Aggregation
The core of our solution is defensive patent aggregation, in which we acquire patent assets that are being or may be asserted against our current and prospective clients. We then provide our clients with a license to these patent assets to protect them from potential patent infringement assertions. We acquire patent assets from multiple parties, including operating companies, individual inventors, NPEs, universities, and bankruptcy trustees. We also acquire patent assets in different contexts, including when they are made available for sale or license by their owners or to resolve threatened or pending litigation against our clients or prospective clients.

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

Insurance
Since August 2012, we have offered insurance to cover certain costs of NPE patent litigation as a complementary service to our core solution. The service is designed to give businesses greater control of the unpredictable financial impact of patent litigation. We believe that our access to historical data on NPE patent transactions, litigations, and settlements uniquely enables us to assess and price the insurance based on a company’s risk. In May 2014, we began assuming some portion of the underwriting risk on insurance policies that we issue on behalf of Lloyd's of London underwriting syndicate. The insurance product complements our core defensive patent acquisition service, enabling policyholders to better manage and mitigate the risk of NPE patent litigation. Pricing is based on an actuarial model that calculates an individual client’s insurance premium based on its projected annual frequency (i.e., number of claims during the policy term) and severity (i.e., the amount which it expects to settle a claim).

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

•
Syndicated Transactions – On certain occasions, clients ask us to acquire patent assets that we would not otherwise purchase using our capital (due to the size or limited applicability of the portfolio). In these instances, we facilitate syndicated transactions that include contributions from participating clients in addition to their annual subscription fees. Similar to other acquisitions, these syndicated deals are designed to efficiently share resources and collectively reduce litigation risk. Transaction participants typically pay a fee to RPX for structuring, negotiating and executing the transactions.

•	Offering NPE Insurance – We offer insurance policies for clients interested in additional management of their exposure to patent infringement claims brought by NPEs.

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

Our Client Network
We have built a network of clients that includes some of the world’s most prominent technology companies, as well as many smaller and emerging companies. As of December 31, 2014, we had 204 clients.

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

Patent Asset Portfolio and Patent Asset Acquisition
We acquire patent assets that are being or may be asserted against current or prospective clients. As of December 31, 2014, we had deployed over $910 million of our capital and the capital of our clients to acquire patent assets. Of this amount, deployment of our capital totaled approximately $660 million. Since inception, approximately two-thirds of our acquisition capital has been deployed for the purchase of patent rights and the balance deployed for the purchase of patents. Acquisitions of patent rights generally benefit only those operating companies that are clients at the time of the acquisition, whereas acquisitions of patents benefit both current and future clients. As of December 31, 2014, approximately one-fourth of our patent assets, based upon acquisition price, had been acquired from brokers or other entities seeking to sell patent assets, while the balance was acquired out of litigation. Our patent asset acquisition efforts have been broadly diversified across the following market sectors: consumer electronics, personal computers, e-commerce, financial services, software, media content and distribution, mobile communications and handsets, networking and semiconductors.

The substantial majority of our 227 acquisitions through December 31, 2014 involved patent assets that we believed were relevant to multiple clients and/or prospective clients and were funded with our own capital resources. We occasionally identify patent assets that cost more than we are prepared to spend of our own capital resources or that may be relevant only to a very small number of clients. In these circumstances, we may structure and coordinate a transaction in which certain of our clients contribute funds that are in addition to their subscription fees in order to acquire those patent assets. We refer to such transactions as syndicated acquisitions. These syndicated acquisitions may secure rights just for those clients who elect to participate in the transaction or, if we contribute capital, may secure rights for all of our clients.

We apply a disciplined and proprietary methodology to valuing patents that is based primarily on our judgment regarding the costs our clients might incur from potential assertions of those patents if we were not to acquire them. A number of factors are involved in our valuation methodology, including the degree to which patent claims may describe technologies incorporated in clients’ products or services, pricing expectations that we obtained from open market activities, the revenues our clients generate from products or services potentially affected by the patents, the extent to which the patents would be attractive to NPEs, and the legal quality of the patents and their likely validity. As part of our approach, we also consider the degree to which we have already acquired patent assets that were being or may be asserted against each of our clients.

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

In situations where patents are already being asserted or litigated against our current or prospective clients, the evaluation process begins with a detailed review of the patents. Depending on the value of the transaction, the complexity of the evaluation process, the number of patent assets in the portfolio and the quality of the information provided by the seller or plaintiff, the patent acquisition process can range from as short as several weeks to more than six months.

We believe our position as a leading acquirer of patent assets gives us extensive access and visibility into the patent market. We closely track patent assets that become available on the market and, as of December 31, 2014, we had reviewed more than 6,700 patent portfolios since our inception. We believe our position in the market gives us direct access to a diverse group of patent sources, including brokers, individuals, companies, universities and law firms, all of which are familiar with our approach and acquisition criteria. We believe this familiarity provides us early notice of patent portfolios that are entering the market.
Competition
In our efforts to attract new clients and retain existing membership clients, we compete primarily against established patent risk management strategies within those companies. Companies employ a variety of other strategies to attempt to manage their patent risk, including internal buying or licensing programs, cross-licensing arrangements, patent-buying consortiums or other patent-buying pools and engaging legal counsel to defend against patent assertions. As a result, we spend considerable resources educating our existing and prospective clients on the potential benefits of our solution and the value and cost savings it may provide.

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

Our business model incorporates attributes that we believe provide us with key competitive strengths:

•
Alignment of Interests With Our Clients – Our business model aligns our interests with those of our clients. We have not asserted and will not assert our patents. We generate subscription fee revenue based on our published rate card rather than the value of the patent assets we acquire or the potential costs associated with defending against assertions related to our patent assets. As a result, we have relationships with our clients that are based on trust, enabling them to communicate with us without concern that the information shared will be used against them.

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
Employees
As of December 31, 2014, we had 152 employees. Of the total employees, 61 are engaged in sales, marketing and corporate development, 30 in patent acquisition and research, 26 in system development and 35 in legal, finance, administration and operations. None of our employees is represented by a labor union, and we consider current employee relations to be good.
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

We have a single operating segment. A summary of our financial information by geographic location is found in Note 17, “Segment Reporting,” in the Notes to Consolidated Financial Statements.

Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investor Relations section of our Web site at www.rpxcorp.com as soon as reasonably practicable after we file such material with the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy, and information statements, and other information regarding registrants that file electronically with the SEC at www.sec.gov. The other information posted on our website is not incorporated into this Annual Report on Form 10-K.

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

If the market for our solutions develops more slowly than we anticipate, or if competitors introduce new solutions that compete with ours, we may be unable to renew our memberships, sell insurance policies or attract new clients at favorable prices based on the same pricing model we have historically used. In the future, it is possible that competitive dynamics in our market may require us to change our pricing model, reduce our subscription fee rates, or consider adding new pricing programs or discounts, which would likely harm our operating results. If we introduce a higher rate card in the future, it may be more difficult for us to attract new clients. In order to attract new clients and retain existing clients, in certain cases we have previously offered, and may in the future offer, discounts or other contractual incentives to clients who execute multi-year subscription agreements or who make client referrals.

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
Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. The weighted-average term of our subscription agreements in effect as of December 31, 2014 was 2.7 years. As our overall membership base grows, we expect our rate of client renewals to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements may decrease. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

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
Subscription fees are typically reset annually based on a client’s reported revenue and operating income measured as of the end of its last fiscal year. If a client who is not already paying the minimum due under our rate card experiences reduced operating results, its subscription fee for the next year will decline. As a result, our revenue stream may be affected by conditions outside of our control that impact the operating results of our clients.

Our rate cards generally provide that our subscription fee as a percentage of the client’s operating income decreases as their operating income goes up. In addition, many of our clients’ rate cards are subject to an annual cap. As a result, if one of our clients acquires another client, our future revenue could be reduced as a result of the application of our rate cards to the combined entity rather than to each entity separately. Any reduction in subscription fees could harm our business and operating results.

We have very limited flexibility to change the pricing of our solution for existing clients and may not be able to respond effectively to changes in our market. This limited flexibility could have an adverse effect on our operating results.
Under many of our existing subscription agreements, our annual subscription fee is based on published rate cards applicable to all of our clients that commence their membership while that rate card is in effect. Clients under such agreements are able to renew their memberships perpetually under the rate card in effect at the time that they became members with periodic adjustments by us only based on changes in the Consumer Price Index. This means that any increases to our rate card generally apply only to clients that join after such increase. Accordingly, we have limited ability to change the economics of our business model with respect to existing clients in response to changes in the market in which we operate. This limited flexibility could have an adverse effect on our operating results. For example, if we increase our operating expenses as a result of changes in our market, we would have very limited ability to increase the subscription fees we charge to our existing clients to offset the increased operating expenses, and our operating results could be adversely affected.

If we are unable to successfully expand our membership base to include small and mid-size companies, we may not be able to maintain our growth and our business and results of operations may be harmed.
Many of our current clients are very large companies. The number of companies of that size is limited and, in order for us to continue our growth, we need to expand our membership base to include small and mid-size companies. There is no guarantee that we will be successful in those efforts. Small and mid-size companies often have more limited budgets available for solutions of the type we offer compared to large companies. Furthermore, small and mid-size companies are generally not subject to as much patent litigation as large companies and, therefore, may not perceive that the benefits of our solution justify its cost. They may also have concerns that we will focus our patent acquisition efforts on patent assets that are of more benefit to our larger clients who pay us higher subscription fees. If we are unable to successfully expand our membership base to include an increased number of companies, our growth may slow, and our business may be harmed.

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
We expect to increase future expenditures to develop and expand our business, including making substantial expenditures to develop new solutions. For example, in August 2012 we formed a risk retention group which issues insurance policies to cover the costs of NPE patent claims, and in March 2014 we formed a reinsurance company to bear some underwriting risk on insurance policies that the Company issues on behalf of a Lloyd’s of London underwriting syndicate. We began placing new policies under the reinsurance model in May 2014. Developing and offering these new solutions may cause us to incur substantial additional operating expenses. Our efforts to develop this and other new solutions will result in an increase in our operating expenses with no assurance that such solutions will result in additional revenue that is sufficient to offset the additional expenses we incur.

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
We receive a significant amount of our revenue from a limited number of clients. For example, during the year ended December 31, 2014, our 10 highest revenue-generating clients accounted for approximately 29% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients chooses not to renew its membership, or if our subscription fees from one of these clients decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

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
As of December 31, 2014, we had secured quota share reinsurance for 50% of the risk underwritten through our risk retention group. In addition, we act as reinsurer for a portion of the risk underwritten through our "A" rated NPE insurance product. The availability and cost of reinsurance that we purchase are subject to prevailing market conditions that are beyond our control. No assurances can be made that reinsurance will remain continuously available to us in amounts that we consider sufficient and at rates that we consider acceptable, which would cause us to increase the amount of risk we retain, reduce the amount of business we underwrite or look for alternatives to reinsurance. This, in turn, could have a material adverse effect on our financial condition or results of operations.

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

As of December 31, 2014, some of our existing stockholders have demand and piggyback rights to require us to register with the SEC approximately 1,490,000 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

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

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.
In February of 2015, our board of directors approved a share repurchase program of up to $75 million. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program's effectiveness.

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
We currently lease approximately 67,000 square feet of office space in one location in San Francisco, California pursuant to a lease agreement that expires in October 2019. We also maintain a sales office in Japan and Taiwan. We believe that our current facilities are suitable and adequate to meet our current needs and we intend to add new facilities or expand existing facilities as we add employees. We believe that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.	Legal Proceedings.
From time to time, we may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation or legal contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or legal contingencies was recorded as of December 31, 2014.

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

In March 2012, Cascades Computer Innovations LLC filed a complaint in U.S. District Court for the Northern District of California (the “Court”) against us and five of our clients (collectively the “Defendants”). The complaint alleges that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The complaint further alleges that after we terminated our negotiations with the plaintiff to license certain patents held by the plaintiff, the Defendants violated the law by jointly refusing to negotiate or accept licenses under the plaintiff’s patents. The plaintiff seeks unspecified monetary damages and injunctive relief. In January 2013, the Court dismissed the complaint against the Defendants and granted the plaintiff leave to amend its complaint. In February 2013, the plaintiff filed an amended lawsuit alleging that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. In March 2014, the Court entered an order staying the litigation pending the resolution of related litigation in the U.S. District Court for the Northern District of Illinois, and has subsequently continued the stay until June 2015. We are not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can we estimate the potential loss or range of the potential loss that may result from this litigation.

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

	High	Low
For the year ended December 31, 2013:
First Quarter	$14.36	$9.64
Second Quarter	$16.80	$12.95
Third Quarter	$18.97	$15.48
Fourth Quarter	$18.29	$15.95
For the year ended December 31, 2014:
First Quarter	$17.37	$15.40
Second Quarter	$17.75	$15.76
Third Quarter	$18.12	$13.73
Fourth Quarter	$15.25	$13.01
Holders
At February 20, 2015, there were 33 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.
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

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of RPX Corporation under the Securities Act of 1933, as amended, or the Securities Act.

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

COMPARISON OF 44 MONTH CUMULATIVE TOTAL RETURN*

Among RPX Corporation, the NASDAQ Composite Index,
and the NASDAQ 100 Technology Sector Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
5/4/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
3/14
6/14
9/14
12/14
RPX Corporation
NASDAQ Composite
NASDAQ 100 Technology Sector

*$100 invested on 5/4/11 in stock or 4/30/11 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Sales of Unregistered Securities
In connection with the acquisition completed on July 29, 2014 of all the issued and outstanding membership interests in DCML Services Corporation, the Company issued 182,408 shares of its common stock. This transaction was exempt from registration under Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company did not have any repurchases of unvested shares during the year ended December 31, 2014.

Item 6.	Selected Consolidated Financial Data.
The selected consolidated financial data for the years ended December 31, 2014, 2013 and 2012, as well as the consolidated balance sheet data as of December 31, 2014 and 2013, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for years ended December 31, 2011 and 2010 as well as the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of results of future operations, and should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Part II, Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Revenue	$259,335	$237,504	$197,688	$154,044	$94,874
Cost of revenue	124,435	110,771	82,323	67,371	43,602
Selling, general and administrative expenses	71,679	62,525	53,590	40,593	23,917
(Gain) loss on sale of patent assets, net	(707)	126	(177)	—	536
Operating income	63,928	64,082	61,952	46,080	26,819
Other income (expense), net	354	213	117	(723)	(2,764)
Income before provision for income taxes	64,282	64,295	62,069	45,357	24,055
Provision for income taxes	24,941	23,512	23,112	16,225	10,184
Net income	$39,341	$40,783	$38,957	$29,132	$13,871

Net income available to common stockholders:
Basic	$39,341	$40,763	$38,455	$19,697	$1,392
Diluted	$39,341	$40,763	$38,474	$20,310	$1,671
Net income available to common stockholders per common share:
Basic	$0.74	$0.78	$0.77	$0.61	$0.24
Diluted	$0.72	$0.76	$0.74	$0.57	$0.23
Weighted-average shares used in computing net income available to common stockholders per common share:
Basic	53,444	51,956	49,766	32,032	5,747
Diluted	54,818	53,652	51,802	35,920	7,164

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cash, cash equivalents, and short-term investments	$317,533	$290,722	$199,730	$233,725	$46,656
Patent assets, net	236,349	219,954	199,314	163,352	126,508
Total assets	642,064	588,801	493,967	437,994	197,022
Deferred revenue, including current portion	136,209	137,743	104,371	108,275	82,440
Notes payable and other deferred payment obligations, including current portion	—	500	500	5,056	23,583
Total liabilities	157,019	163,878	133,708	138,910	123,522
Redeemable convertible preferred stock	—	—	—	—	62,793
Total stockholders’ equity	485,045	424,923	360,259	299,084	10,707

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

For the year ended December 31, 2014, revenue grew to $259.3 million from $237.5 million for the year ended December 31, 2013. During 2014, 2013 and 2012, our client count increased by 36, 28 and 28 clients, respectively, bringing our total client network to 204 as of December 31, 2014. At December 31, 2014, we had deferred revenue of $136.2 million.

We believe that our acquisitions of patent assets are a key driver of the value that we create for our clients. We measure patent asset acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital. For the year ended December 31, 2014, our gross and net acquisition spend totaled $159.2 million and $136.5 million, respectively, for which we completed 60 acquisitions of patent assets. From our inception through December 31, 2014, we have completed 227 acquisitions of patent assets with gross and net acquisition spend of $914.9 million and $669.3 million, respectively.

During the year ended December 31, 2014, we completed three divestitures of patent assets in the open market. These divestitures did not have a material impact to our results of operations and financial condition. We may divest patent portfolios from time to time, and these divestitures will result in a gain or loss in the period in which the transaction occurs. The amount of consideration received is compared to the patent asset’s carrying value to determine and recognize a gain or loss.

Insuring against the costs of non-practicing entity (“NPE”) litigation is a natural extension of our core defensive patent acquisition service. In August 2012, we started to offer NPE patent infringement liability insurance, which is a liability insurance policy for operating companies that covers certain costs associated with patent infringement lawsuits by NPEs. The insurance product complements our core defensive patent acquisition service, enabling policyholders, who must be members of our client network, to better manage and mitigate the risk of NPE patent litigation. As of December 31, 2014, we had a total of 48 active insurance policies. The effect of the insurance policies that have been issued was not material to our results of operations or financial condition. In connection with an evolution of the way that we will sell insurance policies, during March 2014 we formed a reinsurance company to assume some portion of the underwriting risk on insurance policies that the we issue on behalf of a Lloyd’s of London underwriting syndicate. We began issuing new policies under the reinsurance model in May 2014. As of, and for the year ended December 31, 2014, the effect of the insurance policies issued under the reinsurance model was not material to our results of operations or financial condition.
Key Components of Results of Operations
Revenue
Subscription revenue includes membership subscription services, premiums earned from insurance policies, and management fees. Historically, the majority of our revenue has consisted of fees paid by our clients under subscription agreements. Subscription revenue will be positively or negatively impacted by the financial performance of our clients since their subscription fees typically reset annually based upon their most recently reported annual financial results. In August 2012, we launched our insurance product and started to recognize insurance premium revenue from the insurance policies that we underwrite. As the primary insurer we had been recognizing the full insurance premium as revenue. In May 2014, we began shifting to a new reinsurance model under which we recognize only the portion of the underwriting risk that we assume. In addition, we receive management fees for marketing, underwriting, and claims management services. Although we expect this revenue to increase as we sell more policies in the future, for the years ended December 31, 2014 and 2013, revenue from insurance premiums was not material to our results of operations. We also recognize revenue from the sale of licenses and advisory fee income in connection with syndicated acquisitions, which we collectively refer to as fee-related revenue. In the future, we may receive other revenue and fee income from newly introduced products and services. While we expect to continue to experience revenue growth on an annual basis, we do not believe that our rate of growth since inception is representative of anticipated future revenue growth.

Cost of Revenue
Cost of revenue primarily consists of amortization expenses related to acquired patent assets. Acquired patent assets are capitalized and amortized ratably over their estimated useful lives, which typically relates to the anticipated cash flows from clients and prospects that will benefit from the transaction. Also included in the cost of revenue are expenses incurred to maintain our patents and prosecute our patent applications and amortization expense for acquired intangible assets and internally developed software. With the launch of our insurance offering in August 2012, cost of revenue began to include premiums ceded to reinsurers and loss reserves. We began to issue new policies under the reinsurance model in May 2014 and as a result we will no longer be ceding premiums. We expect our cost of revenue to increase in the future as we add additional patent assets to our existing portfolio to support our existing and future clients and as our insurance business grows. Our cost of revenue is primarily driven by the amortization of previously acquired patent assets, which are typically amortized over an estimated useful life of 24 to 60 months. From time to time, we may acquire patent assets that are valuable to our clients and prospects with an estimated useful life that is significantly less than the historical weighted-average of patent assets previously acquired, resulting in increased patent asset amortization expense in immediate periods following acquisition. Estimating the economic useful lives of our patent assets depends on various factors including whether we acquire patents or licenses to patents, and the remaining statutory life of the underlying patents, either of which could result in shorter amortization periods. We believe that amortization periods of patent assets to be acquired in future periods may be amortized over shorter periods than the historical weighted average of 45 months.

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

Provision for Income Taxes
Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Based on available information, we believe it is more likely than not that our deferred tax assets will be fully realized. Accordingly, we have not applied a valuation allowance against our net deferred tax assets.
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

Revenue Recognition
We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”) and related authoritative guidance. The primary source of our revenue is fees paid by our clients under subscription agreements. We believe that the subscription component of our patent risk management solution comprises a single deliverable and thus we recognize each subscription fee ratably over the period for which the fee applies. Revenue is recognized net of any discounts or other contractual incentives. We start recognizing revenue when all of the following criteria have been met:

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

•
Seller’s price to the buyer is fixed or determinable. Each client’s annual subscription fee is typically based on a rate card in effect at the time of the client’s initial agreement. A client’s subscription fee is generally determined using its rate card and its normalized operating income, which is defined as the greater of (i) the average of its operating income for the three most recently reported fiscal years and (ii) 5% of its revenue for the most recently reported fiscal year. The fee for the first year of the agreement is typically determined and invoiced at the time of contract execution. The fee for each subsequent year of the agreement is generally calculated and invoiced in advance prior to each anniversary date of the agreement.

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

Revenue recognition for arrangements with multiple deliverables. A multiple-element arrangement may include the sale of a subscription to our patent risk management solution and an insurance policy to cover certain costs associated with patent infringement lawsuits by NPEs, each of which are individually considered separate units of accounting. Each element within a multiple-element arrangement is accounted for as a separate unit of accounting given that the delivered products have value to the customer on a standalone basis. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor. The delivery of insurance coverage is not dependent on a client’s subscription to our patent risk management solution. While we believe our insurance product offering is unique, our clients are able to purchase insurance coverage as a standalone product from other providers. We sell the components of our our patent risk management solution on a standalone basis.

We have determined our best estimate of selling price (“BESP”) for a subscription to our patent risk management solution based on the following:

•
List price, which represents the rates listed on our annual rate card. We publish a standard rate card annually. Each client’s subscription fee is typically calculated using the applicable rate card and its normalized operating income, which is defined as the greater of (i) 5% of the client’s most recently reported fiscal year’s revenue, and (ii) the average of the three most recently reported fiscal years’ operating income of the client. Each client’s annual subscription fee is reset annually based on its revenue and operating income for its most recently completed fiscal years.

We have determined our BESP for our insurance product based on the following:

•
Actuarially determined factors. Although we sell our insurance product both on a standalone basis and as a component of a multiple-element arrangement, the pricing is not affected by the subscription to our patent risk management solution. We use an actuarial model that calculates an individual client’s insurance premium based on its projected annual frequency (i.e., number of claims during the policy term) and severity (i.e., the amount which it expects to settle a claim).

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

Because each client generally receives a license to the majority of our patent assets, we are unable to reliably determine the pattern over which our patent assets are consumed. As a result, we amortize each patent asset on a straight-line basis. The amortization period is equal to the asset’s estimated economic useful life. Estimating the economic useful life of patent assets requires significant management judgment. We consider various factors in estimating the economic useful lives of our patent assets, including the remaining statutory life of the underlying patents, the applicability of the assets to future clients, the vesting period for current clients to obtain perpetual licenses to such patent assets, any contractual commitments by clients that are related to such patent assets, our estimate of the period of time during which we may sign subscription agreements with prospective clients that may find relevance in the patent assets, and the remaining contractual term of our existing clients at the time of acquisition. In certain instances, where we acquire patent assets and secure related client committed cash flows that extend beyond the statutory life of the underlying patents, the useful life may extend beyond the statutory life of the patent assets. As of December 31, 2014, the estimated economic useful life of our patent assets generally ranged from 24 to 60 months. The weighted-average estimated economic useful life of patent assets acquired since inception was 45 months. The weighted-average estimated economic useful life of patent assets acquired during the year ended December 31, 2014 was 39 months. We periodically evaluate whether events and circumstances have occurred that may warrant a revision to the remaining estimated useful life of our patent assets.

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

The fair value of stock options is estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value of RSUs is estimated based on the fair market value of our common stock on the date of grant. For stock options and RSUs, the fair value of the award that is expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period. Because stock-based compensation expense is based on awards ultimately expected to vest, it reflects estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Previously recognized expense is reversed for the portion of awards forfeited prior to vesting.

The fair value of PBRSUs is estimated as of the date of grant using the Monte-Carlo simulation model. For PBRSUs, stock-based compensation expense is recognized over the derived service period for each tranche (or market condition). Because our PBRSUs have multiple derived service periods, we use the graded-vesting attribution method. The graded vesting attribution method requires a company to recognize compensation expense over the requisite service period for each vesting tranche of the award as though the award were, in substance, multiple awards. The compensation expense for these awards will only be reversible if the employee terminates prior to completing the requisite service periods for these awards (i.e., compensation expense will not be reversed if the market condition is not met).

Estimates of the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option-pricing model and a Monte-Carlo simulation model, is affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. For all stock options granted to date, we calculated the expected term using the SEC simplified method. We have limited information on our past volatility and a limited operating history. Therefore, we have estimated the volatility data based on a study of publicly traded industry peer companies. For purposes of identifying these peer companies, we considered the industry, stage of development, size and financial leverage of potential comparable companies. As of the second quarter of 2014, we no longer calculate expected term using the SEC simplified method and began to calculate its expected term. We have not granted any stock options since making the change. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

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

As of December 31, 2014, there was $4.5 million and $29.5 million of unrecognized compensation cost related to stock options and RSUs, including PBRSUs, respectively, which is expected to be recognized over a weighted-average period of 1.5 years and 2.7 years, respectively.

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. Judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. We did not apply a valuation allowance against our deferred tax balances at December 31, 2014 or 2013.

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

Our effective tax rate could be adversely affected by changes in federal, state or foreign tax laws, certain non-deductible expenses arising from stock-based awards and changes in accounting principles. Our 2010 tax year is currently under examination by the State of California Franchise Tax Board. We do not expect a material impact on our consolidated financial statements as a result of this examination. The 2011 through 2013 tax periods remain open to examination by the Internal Revenue Service and the 2010 through 2013 tax periods remain open to examination by most state tax authorities. For our foreign jurisdictions, the 2009 through 2013 tax years remain open to examination by their respective tax authorities.

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

	Year Ended December 31,
	2014	2013	2012
Revenue	$259,335	$237,504	$197,688
Cost of revenue	124,435	110,771	82,323
Selling, general and administrative expenses	71,679	62,525	53,590
(Gain) loss on sale of patent assets, net	(707)	126	(177)
Operating income	63,928	64,082	61,952
Other income, net	354	213	117
Income before provision for income taxes	64,282	64,295	62,069
Provision for income taxes	24,941	23,512	23,112
Net income	$39,341	$40,783	$38,957

The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of revenue.

	Year Ended December 31,
	2014	2013	2012
Revenue	100%	100%	100%
Cost of revenue	48	47	42
Selling, general and administrative expenses	28	26	27
(Gain) loss on sale of patent assets, net	—	—	—
Operating income	24	27	31
Other income, net	—	—	—
Income before provision for income taxes	24	27	31
Provision for income taxes	10	10	12
Net income	14%	17%	19%

Years Ended December 31, 2014 and 2013
Revenue
Our revenue for the year ended December 31, 2014 was $259.3 million compared to $237.5 million during the same period a year prior, an increase of $21.8 million, or 9%. Subscription revenue, which includes membership subscription services, premiums earned from insurance policies and management fees, for the year ended December 31, 2014 was $251.4 million compared to $224.7 million for the year ended December 31, 2013. The increase in subscription revenue was attributable to an increase in membership fees and insurance premiums, which was comprised of $23.3 million from new clients who joined our network subsequent to December 31, 2013 and $3.4 million from clients who joined our network prior to December 31, 2013. As of December 31, 2014 we had a total client network of 204 companies as compared to 168 as of December 31, 2013. Revenue for the year ended December 31, 2014 also included $8.0 million of fee-related revenue as compared to $12.8 million in the same period in 2013.

Cost of Revenue
Our cost of revenue for the year ended December 31, 2014 was $124.4 million compared to $110.8 million during the same period a year prior, an increase of $13.6 million, or 12%. The increase was primarily attributable to a $14.2 million increase in patent amortization expense as a result of an increase in our patent assets and shorter than historical amortization periods for certain patent assets acquired during the year ended December 31, 2014, a $0.5 million increase to expenses incurred to maintain and prosecute patents and patent applications included in our portfolio, partially offset by a $0.8 million decrease in loss expense for known and incurred but not reported claims for insurance policies. Cost of revenue for the year ended December 31, 2013 also included $0.5 million of fees incurred in connection with our performance of advisory services without a similar cost for the year ended December 31, 2014.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the year ended December 31, 2014 were $71.7 million compared to $62.5 million during the same period a year prior, an increase of $9.2 million or 15%. The increase was primarily due to a $6.9 million increase in personnel-related costs, including a $1.5 million increase in stock-based compensation expense, attributable to increasing our headcount to 152 employees as of December 31, 2014, a $0.7 million increase in professional services fees primarily attributable to the development of the RPX Client Portal, $0.4 million increase in sales and marketing expense to increase industry awareness, and $0.5 million increase in IT related costs for software upgrades and licenses for additional users due to increases in headcount.

Provision for Income Taxes
Our provision for income taxes was $24.9 million and $23.5 million for the years ended December 31, 2014 and 2013, respectively. Our effective tax rate, including the impact of discrete benefit items, was 39% and 37% for the years ended December 31, 2014 and 2013, respectively.
Years Ended December 31, 2013 and 2012
Revenue
Our revenue for the year ended December 31, 2013 was $237.5 million compared to $197.7 million during the same period a year prior, an increase of $39.8 million, or 20%. Subscription revenue, which includes membership subscription services and premiums earned from insurance policies, for the year ended December 31, 2013 was $224.7 million compared to $185.6 million for the year ended December 31, 2012. The increase in subscription revenue was attributable to an increase in membership fees and insurance premiums, which was comprised of $19.0 million from new clients who joined our network subsequent to December 31, 2012 and $20.1 million from clients who joined our network prior to December 31, 2012. As of December 31, 2013 we had a total client network of 168 companies as compared to 140 as of December 31, 2012. Revenue for the year ended December 31, 2013 also included $12.8 million of fee-related revenue, as compared to $12.1 million in the same period in 2012.

Cost of Revenue
Our cost of revenue for the year ended December 31, 2013 was $110.8 million compared to $82.3 million during the same period a year prior, an increase of $28.4 million, or 35%. The increase was primarily attributable to a $25.1 million increase in patent amortization expense as a result of an increase in our patent assets and shorter than historical amortization periods for certain patent assets acquired during the year ended December 31, 2013, a $1.1 million increase to expenses incurred to maintain and prosecute patents and patent applications included in our portfolio, a $0.6 million increase in premiums ceded to reinsurers, and a $0.7 million increase in loss expense for known and incurred but not reported claims for policies issued by our insurance business as a result of an increase in the number of active insurance policies from six at December 31, 2012 to 25 at December 31, 2013. Cost of revenue for the year ended December 31, 2013 also included $0.5 million of fees incurred in connection with our performance of advisory services.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the year ended December 31, 2013 were $62.5 million compared to $53.6 million during the same period a year prior, an increase of $8.9 million, or 17%. The increase was primarily due to a $7.8 million increase in personnel-related costs, including a $5.8 million increase in stock-based compensation, attributable to increasing our headcount to 137 employees as of December 31, 2013, and a $1.1 million increase in rent expense for leasing additional office space at our San Francisco headquarters. This increase was partially offset by a $0.6 million decrease in legal expenses.

Provision for Income Taxes
Our provision for income taxes was $23.5 million and $23.1 million for the years ended December 31, 2013 and 2012. Our effective tax rate, including the impact of discrete benefit items, was 37% for both years ended December 31, 2013 and 2012.
Liquidity and Capital Resources
We have financed substantially all of our operations and patent asset acquisitions through the sale of equity securities, subscription fees collected from our clients and patent-seller financing. As of December 31, 2014, we had $78.0 million of cash and cash equivalents and $239.5 million in short-term investments. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future capital needs will depend on many factors, including, among other things, our acquisition of patent assets, addition and renewal of client membership agreements, growth of our insurance business and development of new products and services. We anticipate an increased level of patent acquisition spending as our business grows. Additionally, we may enter into potential investments in, or acquisitions of, complementary businesses which could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$191,469	$212,473	$91,377
Net cash used in investing activities	(214,434)	(194,208)	(131,630)
Net cash provided by financing activities	829	8,252	7,142
Net increase (decrease) in cash and cash equivalents	$(22,136)	$26,517	$(33,111)

Cash Flows from Operating Activities
Cash provided by operating activities for the year ended December 31, 2014 was $191.5 million, consisting of adjustments for non-cash items of $129.4 million, changes in working capital and non-current assets and liabilities of $22.8 million, and net income of $39.3 million. Non-cash adjustments to net income primarily consisted of $123.1 million of depreciation and amortization, $17.7 million of stock-based compensation, $6.6 million of amortization of premium on investments, a reduction of $2.6 million due to excess tax benefit from stock-based compensation and a $14.2 million net decrease in our net deferred taxes. The change in working capital and non-current assets and liabilities resulted primarily from a $3.6 million decrease in prepaid expenses and other assets, a decrease in accounts receivables of $14.0 million and a $6.9 million increase in our accrued and other liabilities, partially offset by $1.6 million decrease in deferred revenue. The decrease in accounts receivables was due to collections of $271.5 million partially offset by billings of $257.5 million.

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

Cash Flows from Investing Activities
Cash used in investing activities for the year ended December 31, 2014 was $214.4 million, of which $137.0 million was used to acquire patent assets, $25.0 million paid toward the non-refundable deposit for a syndicated patent acquisition transaction completed in January 2015, $49.9 million was used for the net purchases of short-term marketable securities, $2.3 million was used for a business acquisition, and $1.5 million was used to acquire property and equipment. This was partially offset by $1.1 million of proceeds received from the sale of patent assets.

Cash used in investing activities for the year ended December 31, 2013 was $194.2 million, of which $127.1 million was used to acquire patent assets, $62.5 million was used for the net purchases of short-term marketable securities, $2.9 million was used to acquire property and equipment, and $1.8 million represented an increase to our restricted cash.

Cash Flows from Financing Activities
Cash provided by financing activities for the year ended December 31, 2014 was $0.8 million, resulting from $3.2 million in proceeds from the exercise of stock options and $2.6 million in excess tax benefit from stock-based compensation, partially offset by $4.9 million in tax payments for net-share settlements of restricted stock units.

Cash provided by financing activities for the year ended December 31, 2013 was $8.3 million, resulting from $5.2 million in proceeds from the exercise of stock options and $3.9 million in excess tax benefit from stock-based compensation. This increase was partially offset by $0.8 million in tax payments for net-share settlements of restricted stock units.

Contractual Obligations and Commitments
The following summarizes our non-cancelable minimum payments under contractual obligations and commitments as of December 31, 2014 (in thousands):

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Lease commitments	$4,284	$8,475	$7,886	$—	$20,645

We lease office facilities under non-cancelable operating leases that expire at various dates through 2019. Our facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance.

In March 2012, we entered into an amended lease agreement related to our San Francisco, California office space. The amendment, which took effect on May 1, 2013, increased the rentable space to approximately 67,000 total square feet and extended the term through October 2019. The monthly base rent payments pursuant to this lease are approximately $0.3 million per month, increasing to approximately $0.4 million per month. As of December 31, 2014, the total future minimum payments required under non-cancelable operating leases is $20.6 million, which is included in the table above. In October 2013, the Company entered into an agreement to sublease a portion of its San Francisco, California office space. This sublease took effect on February 1, 2014 for a 36-month term through January 2017.

As of December 31, 2014, we had gross unrecognized tax benefits of $4.0 million, which includes interest and penalties of $0.7 million, classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with the tax liabilities; therefore, such amounts are not included in the above contractual obligations table.

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
Issuer Purchases of Equity Securities
In February 2015, our Board of Directors authorized the repurchase of up to $75.0 million of our outstanding shares of common stock. As part of the share repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The timing, manner, price and amount of any repurchases will be determined in our discretion and will depend on factors such as cash generation from operations, other cash requirements, economic and market conditions, stock price and legal and regulatory requirements. The share repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. As of the year ended December 31, 2014, no shares were repurchased because the program had not yet been approved.

Off Balance Sheet Arrangements
At December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.
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

Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $317.5 million as of December 31, 2014. Our cash balances deposited in U.S. banks are non-interest bearing and insured up to the Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents consist of commercial paper, institutional money market funds, U.S. government and agency securities and municipal bonds denominated primarily in U.S. Dollars. Interest rate fluctuations affect the returns on our invested funds.

As of December 31, 2014, our short-term investments of $239.5 million were primarily invested in municipal and corporate bonds maturing between 90 days and 12 months, commercial paper and U.S. government and agency securities. As of December 31, 2014, our investments were classified as available-for-sale and, consequently, were recorded at fair value in the consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in the fair value of an asset below its carrying value is other-than-temporary. As of December 31, 2014, we had not recorded an impairment related to our investments in the consolidated statement of operations.

If overall interest rates had changed by 10% during the year ended December 31, 2014, the fair value of our investments would not have been materially affected.

Effect of Inflation
We believe that inflation has not had a material impact on our consolidated results of operations for the year ended December 31, 2014. There can be no assurance that future inflation will not have an adverse impact on our consolidated results of operations or financial condition.

Item 8.	Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
RPX Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of RPX Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 2, 2015

RPX Corporation
Consolidated Balance Sheets
(in thousands, except par value data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$78,019	$100,155
Short-term investments	239,514	190,567
Restricted cash	584	364
Accounts receivable	24,793	38,477
Prepaid expenses and other current assets	3,466	10,546
Deferred tax assets	4,400	3,817
Total current assets	350,776	343,926
Patent assets, net	236,349	219,954
Property and equipment, net	4,151	4,667
Intangible assets, net	3,526	1,718
Goodwill	19,978	16,460
Restricted cash, less current portion	1,091	1,454
Other assets	26,100	622
Deferred tax assets, less current portion	93	—
Total assets	$642,064	$588,801

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$235	$332
Accrued liabilities	14,257	8,784
Deferred revenue	133,316	131,808
Deferred payment obligations	—	500
Other current liabilities	640	1,638
Total current liabilities	148,448	143,062
Deferred revenue, less current portion	2,893	5,935
Deferred tax liabilities	—	11,654
Other liabilities	5,678	3,227
Total liabilities	157,019	163,878
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value — 200,000 shares authorized; 54,062 and 52,692 issued and outstanding as of December 31, 2014 and 2013, respectively	5	5
Additional paid-in capital	326,280	305,343
Retained earnings	158,868	119,527
Accumulated other comprehensive income (loss)	(108)	48
Total stockholders’ equity	485,045	424,923
Total liabilities and stockholders’ equity	$642,064	$588,801

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue	$259,335	$237,504	$197,688
Cost of revenue	124,435	110,771	82,323
Selling, general and administrative expenses	71,679	62,525	53,590
(Gain) loss on sale of patent assets, net	(707)	126	(177)
Operating income	63,928	64,082	61,952
Other income, net	354	213	117
Income before provision for income taxes	64,282	64,295	62,069
Provision for income taxes	24,941	23,512	23,112
Net income	$39,341	$40,783	$38,957

Net income available to common stockholders:
Basic	$39,341	$40,763	$38,455
Diluted	$39,341	$40,763	$38,474
Net income available to common stockholders per common share:
Basic	$0.74	$0.78	$0.77
Diluted	$0.72	$0.76	$0.74
Weighted-average shares used in computing net income available to common stockholders per common share:
Basic	53,444	51,956	49,766
Diluted	54,818	53,652	51,802

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$39,341	$40,783	$38,957
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(156)	67	15
Less: reclassification adjustment for (gains) losses included in net income	—	1	(12)
Net unrealized gains (losses) on available-for-sale securities, net of tax	(156)	68	3
Comprehensive income	$39,185	$40,851	$38,960

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	49,145	$5	$259,315	$39,787	$(23)	$299,084
Components of comprehensive income, net of tax:
Net income	—	—	—	38,957	—	38,957
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	3	3
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other common stock issuances	1,869	—	3,154	—	—	3,154
Issuance of restricted stock upon early exercise of options	70	—	—	—	—	—
Vesting of options early exercised	—	—	105	—	—	105
Stock-based compensation	—	—	10,644	—	—	10,644
Tax benefit of equity award deductions	—	—	8,317	—	—	8,317
Other	—	—	(5)	—	—	(5)
Balance at December 31, 2012	51,084	5	281,530	78,744	(20)	360,259
Components of comprehensive income, net of tax:
Net income	—	—	—	40,783	—	40,783
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	68	68
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other common stock issuances	1,618	—	5,223	—	—	5,223
Repurchase of common stock	(10)	—	—	—	—	—
Vesting of options early exercised	—	—	66	—	—	66
Stock-based compensation	—	—	16,192	—	—	16,192
Tax benefit of equity award deductions	—	—	3,088	—	—	3,088
Tax withholdings related to net share settlements of restricted stock units	—	—	(756)	—	—	(756)
Balance at December 31, 2013	52,692	5	305,343	119,527	48	424,923
Components of comprehensive income, net of tax:
Net income	—	—	—	39,341	—	39,341
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(156)	(156)
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other common stock issuances	1,188	—	3,163	—	—	3,163
Issuance of common stock related to business acquisition	182	—	3,156	—	—	3,156
Stock-based compensation	—	—	17,747	—	—	17,747
Tax benefit of equity award deductions	—	—	1,799	—	—	1,799
Tax withholdings related to net share settlements of restricted stock units	—	—	(4,928)	—	—	(4,928)
Balance at December 31, 2014	54,062	$5	$326,280	$158,868	$(108)	$485,045

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income	$39,341	$40,783	$38,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,138	108,629	83,137
Stock-based compensation	17,656	16,115	10,334
Excess tax benefit from stock-based compensation	(2,598)	(3,857)	(8,574)
Imputed interest on deferred payment obligations	—	—	94
(Gain) loss on sale of patent assets, net	(707)	126	(177)
Amortization of premium on investments	6,585	6,013	5,131
Deferred taxes	(14,216)	(3,302)	1,477
Other	(500)	116	12
Changes in assets and liabilities, net of business acquired:
Accounts receivable	14,006	(13,333)	(8,984)
Other receivables	—	33,775	(33,775)
Prepaid expenses and other assets	3,565	(9,376)	8,667
Accounts payable	(97)	(236)	(253)
Accrued and other liabilities	6,930	3,648	(711)
Deferred revenue	(1,634)	33,372	(3,958)
Net cash provided by operating activities	191,469	212,473	91,377
Investing activities
Purchases of investments classified as available-for-sale	(224,548)	(210,660)	(185,582)
Maturities of investments classified as available-for-sale	174,650	147,052	188,026
Sales of investments classified as available-for-sale	—	1,099	—
Business acquisition, net of cash acquired	(2,286)	—	(45,765)
(Increase) decrease in restricted cash	143	(1,818)	647
Purchases of intangible assets	—	—	(64)
Purchases of property and equipment	(1,511)	(2,880)	(1,726)
Acquisitions of patent assets	(136,968)	(127,101)	(87,366)
Deposit for acquisition of patent assets	(25,000)	—	—
Proceeds from sale of patent assets	1,086	100	200
Net cash used in investing activities	(214,434)	(194,208)	(131,630)
Financing activities
Repayments of principal on deferred payment obligations	—	—	(5,150)
Proceeds from other obligations	—	—	500
Proceeds from exercise of stock options and other common stock issuances	3,159	5,151	3,218
Taxes paid related to net-share settlements of restricted stock units	(4,928)	(756)	—
Excess tax benefit from stock-based compensation	2,598	3,857	8,574
Net cash provided by financing activities	829	8,252	7,142
Net increase (decrease) in cash and cash equivalents	(22,136)	26,517	(33,111)
Cash and cash equivalents at beginning of period	100,155	73,638	106,749
Cash and cash equivalents at end of period	$78,019	$100,155	$73,638

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—	$94
Cash paid for income taxes	15,066	17,849	4,672

Non-cash investing and financing activities
Change in patent assets purchased and accrued but not paid	$(500)	$(600)	$1,100
Change in fixed assets purchased and accrued but not paid	(166)	166	—
Change in other assets purchased and accrued but not paid	(63)	63	(250)
Patent assets and intangible assets received in barter transactions	—	—	54
Issuance of common stock related to business acquisition	3,156	—	—
Unpaid cash consideration for business acquisition	425	—	—

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Notes to Consolidated Financial Statements

1.	Nature of Business
RPX Corporation (also referred to herein as “RPX” or the “Company”) helps companies reduce patent-related risk and expense by providing a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. The core of the Company’s solution is defensive patent aggregation, in which it acquires patents or licenses to patents that are being or may be asserted against the Company’s current or prospective clients. The Company may occasionally enter into agreements to acquire covenants not to sue in order to further mitigate its clients’ litigation risk. The acquired patents, licenses to patents, patent rights and agreements for covenants not to sue are collectively referred to as “patent assets.” The Company’s clients pay an annual subscription fee and in return, receive a license from the Company to substantially all of its patent assets and access to its proprietary patent market intelligence and data. In addition to the Company’s core solution, in August 2012, the Company began underwriting patent infringement liability insurance policies to insure against certain costs of litigation from non-practicing entities (“NPEs”). In March 2014, the Company formed a reinsurance company to assume some portion of the underwriting risk on insurance policies that the Company issues on behalf of a Lloyd’s of London underwriting syndicate. The Company began placing new policies under the reinsurance model in May 2014. As of and for the year ended December 31, 2014, the effect of the insurance policies that the Company has issued or assumed through our reinsurance business was not material to the Company’s results of operations, financial condition or cash flows.
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
Significant estimates and assumptions made by management include the determination of:

•	the estimated economic useful lives of patent assets;

•	the determination of a best estimated selling price of a subscription to the Company’s patent risk management solution and its insurance offering;

•	the fair value of assets acquired and liabilities assumed for business combinations;

•	recognition and measurement of current and deferred income taxes and uncertain tax positions;

•	the fair value of stock awards issued; and

•	the estimated reserves for known and incurred but not reported claims.

Revenue Recognition
The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”) and related authoritative guidance. The primary source of the Company’s revenue is fees paid by its clients under subscription agreements. The Company believes the subscription component of its patent risk management solution comprises a single deliverable. The Company recognizes each subscription fee ratably over the period for which the fee applies. Revenue is recognized net of any discounts or other contractual incentives. The Company starts recognizing revenue when all of the following criteria have been met:

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

•
Seller’s price to the buyer is fixed or determinable. Each client’s annual subscription fee is typically based on the Company’s rate card in effect at the time of the client’s initial agreement. A client’s subscription fee is generally determined using the applicable rate card and its normalized operating income, which is defined as the greater of (i) the average of its operating income for the three most recently reported fiscal years and (ii) 5% of its revenue for the most recently reported fiscal year. The fee for the first year of the agreement is typically determined and invoiced at the time of contract execution. The fee for each subsequent year of the agreement is generally calculated and invoiced in advance prior to each anniversary date of the agreement.

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

Revenue recognition for arrangements with multiple deliverables. A multiple-element arrangement may include the sale of a subscription to the Company’s patent risk management solution and an insurance policy to cover certain costs associated with patent infringement lawsuits by NPEs, each of which are individually considered separate units of accounting. Each element within a multiple-element arrangement is accounted for as a separate unit of accounting given that the delivered products have value to the customer on a standalone basis. The Company considers a deliverable to have standalone value if the product or service is sold separately by itself or another vendor. The delivery of insurance coverage is not dependent on a client’s subscription to the Company’s patent risk management solution. While the Company believes its insurance product offering is unique, its clients are able to purchase insurance coverage as a standalone product from other providers. The Company sells the components of its patent risk management solution on a standalone basis.
The Company has determined its best estimate of selling price (“BESP”) for a subscription to our patent risk management solution based on the following:

•
List price, which represents the rates listed on its annual rate card. The Company publishes a standard rate card annually. Each client’s subscription fee is typically calculated using its applicable rate card and its normalized operating income, which is defined as the greater of (i) 5% of the client’s most recently reported fiscal year’s revenue, and (ii) the average of the three most recently reported fiscal years’ operating income of the client. Each client’s annual subscription fee is reset annually based on its revenue and operating income for its most recently completed fiscal years.

The Company has determined its BESP for its insurance product based on the following:

•
Actuarially determined factors. Although the Company sells its insurance product both on a standalone basis and as a component of a multiple-element arrangement, the pricing is not affected by the subscription to our patent risk management solution. The Company uses an actuarial model that calculates an individual client’s insurance premium based on its projected annual frequency (i.e., number of claims during the policy term) and severity (i.e., the amount which it expects to settle a claim).

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

Accounts Receivable
Accounts receivable primarily includes amounts billed to clients under their subscription agreements. The majority of the Company’s clients are well-established operating companies with investment-grade credit. For the years ended December 31, 2014 and 2013, the Company has not incurred any losses on its accounts receivable. Based upon its historical collections experience and specific client information, the Company has determined that no allowance for doubtful accounts was required at either December 31, 2014 or 2013.

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

Credit risk with respect to accounts and other receivables is generally mitigated by short collection periods and/or subscription agreements that provide for payments in advance of the rendering of services. Three clients individually accounted for 28%, 24%, and 14% of accounts receivable at December 31, 2014. Four clients individually accounted for 18%, 16%, 13% and 11% of accounts receivable at December 31, 2013. No client accounted for more than 10% of subscription fee revenue in any of the years ended December 31, 2014, 2013 or 2012.

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

Restricted Cash
Restricted cash consists primarily of a certificate of deposit established as collateral for the Company’s office lease agreement as well as amounts held in trust. At December 31, 2014 and 2013, the Company had restricted cash (current and non-current) of $1.7 million and $1.8 million, respectively.

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

During the years ended December 31, 2014, 2013 and 2012, the Company capitalized $1.2 million, $1.2 million, and $1.9 million, respectively, of internal-use software and website development costs. Amortization of internal-use software was $1.3 million, $1.1 million, $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Because each client generally receives a license to the majority of the Company’s patent assets, the Company is unable to reliably determine the pattern over which its patent assets are consumed. As a result, the Company amortizes each patent asset on a straight-line basis. The amortization period is equal to the asset’s estimated economic useful life. Estimating the economic useful life of patent assets requires significant management judgment. The Company considers various factors in estimating the economic useful lives of its patent assets, including the remaining statutory life of the underlying patents, the applicability of the assets to future clients, the vesting period for current clients to obtain perpetual licenses to such patent assets, any contractual commitments by clients that are related to such patent assets, its estimate of the period of time during which the Company may sign subscription agreements with prospective clients that may find relevance in the patent assets, and the remaining contractual term of the Company’s existing clients at the time of acquisition. In certain instances, where the Company acquires patent assets and secures related client committed cash flows that extend beyond the statutory life of the underlying patent assets, the useful life may extend beyond the statutory life of the patent assets. As of December 31, 2014, the estimated economic useful life of the Company’s patent assets generally ranged from 24 to 60 months. The weighted-average estimated economic useful life of patent assets acquired since inception was 45 months. The weighted-average estimated economic useful life of patent assets acquired during the year ended December 31, 2014 was 39 months. The Company periodically evaluates whether events and circumstances have occurred that may warrant a revision to the remaining estimated useful life of its patent assets.

In instances where the Company sells patent assets, the amount of consideration received is compared to the asset’s carrying value to determine and recognize a gain or loss.

Impairment of Long-Lived Assets
The Company assesses the recoverability of its long-lived assets, which includes patent assets, other intangible assets and property and equipment, when events or changes in circumstances indicate their carrying value may not be recoverable. Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset or a current expectation that, more-likely-than-not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company licenses a majority of the portfolio of patent assets to all of its membership clients and thus views these assets as a single asset group. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of these assets can be recovered through projected undiscounted cash flows. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, and is recorded as the amount by which the carrying value exceeds the estimated fair value. An impairment loss is charged to operations in the period in which management determines such impairment. To date, there have been no impairments of long-lived assets identified.

Goodwill
The Company reviews goodwill for impairment at least annually on September 30th or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. For the years ended December 31, 2014 and 2013, the Company elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment under ASC Topic 350, Intangibles - Goodwill & Other (“ASC Topic 350”). This qualitative assessment evaluated factors including, but not limited to, economic market and industry conditions, cost factors and the overall financial performance of the Company. No impairment charges were recorded as a result of the Company’s 2014 and 2013 annual impairment analysis.

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

Foreign Currency Accounting
The functional currency of the Company’s international subsidiaries is the U.S. dollar. Monetary assets and liabilities are remeasured using the current exchange rate at the balance sheet date. Non-monetary assets and liabilities and capital accounts are reflected using historical exchange rates. Expenses are remeasured using the average exchange rates in effect during the period. Foreign currency exchange gains and losses, which have not been material for any periods presented, are included in the consolidated statements of operations within other income, net.

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

The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company did not apply a valuation allowance against its deferred tax balances at December 31, 2014 or 2013.

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

The fair value of PBRSUs is estimated as of the date of grant using the Monte-Carlo simulation model. For PBRSUs, stock-based compensation expense is recognized over the derived service period for each tranche (or market condition). Because the Company’s PBRSUs have multiple derived service periods, it uses the graded-vesting attribution method. The graded vesting attribution method requires a company to recognize compensation expense over the requisite service period for each vesting tranche of the award as though the award were, in substance, multiple awards. The compensation expense for these awards will only be reversible if the employee terminates prior to completing the requisite service periods for these awards (i.e., compensation expense will not be reversed if the market condition is not met).

Estimates of the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option-pricing model and a Monte-Carlo simulation model, are affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. For all stock options granted to date, the Company calculated the expected term using the SEC simplified method. The Company has limited information on its past volatility and has a limited operating history. Therefore, it has estimated the volatility data based on a study of publicly traded industry peer companies. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies. As of the second quarter of 2014, the Company no longer calculates expected term using the SEC simplified method and began to calculate its expected term. The Company has not granted any stock options since making the change. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

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

Recently Adopted Accounting Standards
In November 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-17, Business Combinations (Topic 805) – Pushdown Accounting ("ASU 2014-17"). The primary purpose of the ASU is to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The amendments should reduce diversity in the timing and content of footnote disclosure. ASU 2014-17 is effective after November 18, 2014. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15") provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter; early adoption is permitted. The requirements of ASU 2014-15 are not expected to have a significant impact on the Company's consolidated financial statements.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts of Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amends Comprehensive Income (Topic 220) in the ASC. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments in ASU 2013-02 are effective for the Company’s interim and annual fiscal periods that began January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

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

The following table presents the calculation of basic and diluted net income per share available to common stockholders (in thousands, except for per share data):

	Year Ended December 31,
	2014	2013	2012
Net income available to common stockholders:
Numerator:
Basic:
Net income	$39,341	$40,783	$38,957
Allocation of net income to participating stockholders	—	(20)	(502)
Net income available to common stockholders – basic	$39,341	$40,763	$38,455
Diluted:
Net income available to common stockholders – basic	$39,341	$40,763	$38,455
Undistributed earnings re-allocated to common stockholders	—	—	19
Net income available to common stockholders – diluted	$39,341	$40,763	$38,474
Denominator:
Basic shares:
Weighted-average shares used in computing basic net income available to common stockholders	53,444	51,956	49,766
Diluted shares:
Weighted-average shares used in computing basic net income available to common stockholders	53,444	51,956	49,766
Dilutive effect of stock options and restricted stock units using treasury-stock method	1,374	1,696	2,036
Weighted-average shares used in computing diluted net income available to common stockholders	54,818	53,652	51,802
Net income per common share available to common stockholders:
Basic	$0.74	$0.78	$0.77
Diluted	$0.72	$0.76	$0.74

For the years ended December 31, 2014, 2013 and 2012 the following securities were not included in the calculation of diluted shares outstanding, as the effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2014	2013	2012
Weighted-average:
Stock options outstanding	767	1,215	2,672
Restricted stock units outstanding	100	127	395
Shares of common stock subject to repurchase	—	25	649

4.	Fair Value Measurements
The following tables present the financial assets measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Fair Value	Level 1	Level 2
Cash equivalents:
Commercial paper	$5,749	$—	$5,749
U.S. government and agency securities	2,000	—	2,000
Money market funds	451	451	—
Municipal bonds	1,409	—	1,409
	$9,609	$451	$9,158

Short-term investments:
Municipal bonds	$120,282	$—	$120,282
Commercial paper	2,498	—	2,498
Corporate bonds	68,672	—	68,672
U.S. government and agency securities	48,062	—	48,062
	$239,514	$—	$239,514

	December 31, 2013
	Fair Value	Level 1	Level 2
Cash equivalents:
Commercial paper	$34,498	$—	$34,498
Money market funds	37	37	—
U.S. government and agency securities	3,801	—	3,801
	$38,336	$37	$38,299

Short-term investments:
Municipal bonds	$146,100	$—	$146,100
Commercial paper	31,597	—	31,597
Corporate bonds	7,875	—	7,875
U.S. government and agency securities	4,995	—	4,995
	$190,567	$—	$190,567

As of December 31, 2014 and 2013, the Company did not use level 3 inputs to measure financial assets or liabilities at fair value.

5.	Short-term Investments
The following table summarizes the Company’s investments in available-for-sale securities as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Municipal bonds	$120,270	$24	$(12)	$120,282
Commercial paper	2,498	—	—	2,498
Corporate bonds	68,758	1	(87)	68,672
U.S. government and agency securities	48,095	—	(33)	48,062
	$239,621	$25	$(132)	$239,514

	December 31, 2013
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Municipal bonds	$146,047	$56	$(3)	$146,100
Commercial paper	31,597	—	—	31,597
Corporate bonds	7,873	2	—	7,875
U.S. government and agency securities	5,002	—	(7)	4,995
	$190,519	$58	$(10)	$190,567

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity within accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in other income, net in the Company’s consolidated statements of operations and have not been material for all periods presented.

The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of December 31, 2014 and 2013. As of December 31, 2014, no individual securities incurred continuous unrealized losses for greater than 12 months.

6.	Patent Assets, Net
Patent assets, net consisted of the following (in thousands):

	December 31, 2013	Additions	Sales	December 31, 2014
Patent assets	$529,526	$136,468	$(704)	$665,290
Accumulated amortization	(309,572)	(119,694)	325	(428,941)
Patent assets, net	$219,954			$236,349

	December 31, 2012	Additions	Sales	December 31, 2013
Patent assets	$403,875	$126,501	$(850)	$529,526
Accumulated amortization	(204,561)	(105,533)	522	(309,572)
Patent assets, net	$199,314			$219,954

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors, and software. The Company amortizes each acquired portfolio of patent assets on a straight-line basis over its estimated economic useful life. As of December 31, 2014, the estimated economic useful lives of the Company’s patent assets generally ranged from 24 to 60 months. As of December 31, 2014, the weighted-average estimated economic useful life at the time of acquisition was 45 months.

As of December 31, 2014, the Company expects amortization expense in future periods to be as follows (in thousands):

2015	$111,415
2016	80,576
2017	36,241
2018	7,166
2019	951
Total estimated future amortization expense	$236,349

Amortization expense was $119.7 million, $105.5 million and $80.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

7.	Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2014	2013
Internal-use software	$5,358	$4,198
Leasehold improvements	1,799	1,700
Computer, equipment and software	1,221	1,096
Furniture and fixtures	818	813
Construction-in-progress	167	119
Total property and equipment, gross	9,363	7,926
Less: Accumulated depreciation and amortization	(5,212)	(3,259)
Total property and equipment, net	$4,151	$4,667

Depreciation and amortization expense was $2.0 million, $1.6 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Stock-based compensation capitalized as part of the cost of internal-use software was $0.1 million, $0.1 million, and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

8.	Business Combinations
On June 19, 2014, the Company completed its acquisition of all of the issued and outstanding membership interests in DCML Services Corporation (“DCML”), a provider of data, intelligence and consulting on NPEs (operating under the trade name PatentFreedom). The final purchase price for DCML was approximately $6.2 million, consisting of $3.0 million in cash and 182,408 shares of the Company’s common stock. The fair value of the equity component of the final purchase price of $3.2 million was determined for accounting purposes based on the fair value of the Company’s common stock on the closing date of the acquisition. As of December 31, 2014, the Company has paid $2.6 million of the cash consideration. The shares of common stock were issued in July 2014 and are restricted pursuant to the terms of the agreement. The Company recorded $3.3 million of intangible assets which includes a covenant not to compete, proprietary data and customer relationships, $1.1 million in net deferred tax liabilities, $0.5 million in net tangible assets, and $3.5 million of residual goodwill. The covenant not to compete and proprietary data and customer relationships are being amortized over a weighted-average estimated economic useful life of 3 years. The goodwill recorded pertains to the cost benefits and operational synergies realized by integrating DCML’s data with the Company’s proprietary database that cross-references all patent, litigation and entity information. The goodwill is not expected to be deductible for tax purposes. For the year ended December 31, 2014, the Company recorded acquisition-related costs of $0.1 million which were expensed as incurred and included in the Company's selling, general and administrative expenses. The Company has included the financial results of DCML in its consolidated financial statements from the acquisition date and the results are not individually material to its consolidated financial statements.

9.	Goodwill
The changes in the carrying amounts of goodwill were as follows (in thousands):

	2014	2013
Balance as of January 1,	$16,460	$16,460
Goodwill from business acquisition	3,518	—
Balance as of December 31,	$19,978	$16,460

10.	Intangible Assets, Net
Intangible assets, net, as of December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31, 2014			December 31, 2013
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Proprietary data and models	$2,100	$(1,119)	$981	$1,500	$(637)	$863
Trademarks	1,890	(1,565)	325	1,890	(1,184)	706
Developed technology	433	(433)	—	728	(625)	103
Customer relationships	1,050	(392)	658	250	(215)	35
Covenant not to compete	1,920	(358)	1,562	480	(469)	11
	$7,393	$(3,867)	$3,526	$4,848	$(3,130)	$1,718

As of December 31, 2014, the Company expects amortization expense in future periods to be as follows (in thousands):

2015	$1,725
2016	1,288
2017	513
Total estimated future amortization expense	$3,526

Amortization expense related to intangible assets was $1.5 million each year for the years ended December 31, 2014, 2013 and 2012.

11.	Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Accrued payroll-related expenses	$9,270	$6,791
Accrued expenses	4,987	1,993
Total accrued liabilities	$14,257	$8,784

Patent and other assets purchased but not paid	$—	$563
Other current liabilities	640	1,075
Total other current liabilities	$640	$1,638

12.	Commitments and Contingencies
Operating Lease Commitments
The Company leases its facilities under non-cancelable lease agreements. Certain of these arrangements have free rent, escalating rent payment provisions and tenant allowances. Under such arrangements the Company recognizes rent expense on a straight line basis over the non-cancelable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability within other current liabilities (current portion) and other liabilities (non-current portion).

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

In October 2013, the Company entered into an agreement to sublease a portion of its San Francisco, California office space. This sublease took effect on February 1, 2014 for a 36-month term through January 2017. The Company received income from this sublease of $0.6 million for the year ended December 31, 2014.

Rent expense related to non-cancelable operating leases, net of sublease income, was $3.5 million, $3.5 million and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the future minimum lease payments required under non-cancelable operating leases and the future minimum payments to be received from non-cancelable subleases were as follows:

2015	$4,284
2016	4,269
2017	4,206
2018	4,273
2019	3,613
Future non-cancelable minimum operating lease payments	20,645
Less: minimum payments to be received from non-cancelable subleases	(1,499)
Total future non-cancelable minimum operating lease payments, net	$19,146

Litigation
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for legal contingencies was recorded as of December 31, 2014 or 2013.

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

In March 2012, Cascades Computer Innovations LLC filed a complaint in U.S. District Court for the Northern District of California (the “Court”) against the Company and five of its clients (collectively the “Defendants”). The complaint alleges that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The complaint further alleges that after we terminated our negotiations with the plaintiff to license certain patents held by the plaintiff, the Defendants violated the law by jointly refusing to negotiate or accept licenses under the plaintiff’s patents. The plaintiff seeks unspecified monetary damages and injunctive relief. In January 2013, the Court dismissed the complaint against the Defendants and granted the plaintiff leave to amend its complaint. In February 2013, the plaintiff filed an amended lawsuit alleging that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. In March 2014, the Court entered an order staying the litigation pending the resolution of related litigation in the U.S. District Court for the Northern District of Illinois, and has subsequently continued the stay until June 2015. We are not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can we estimate the potential loss or range of the potential loss that may result from this litigation.

Guarantees and Indemnifications
The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2014 or 2013. The Company has no reason to believe that there is any material liability related to such indemnification provisions. The Company does not indemnify its clients for patent infringement.

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

Reserves for Known and Incurred but not Reported Claims
In August 2012, the Company began offering insurance to cover certain costs of litigation brought against its insured clients by NPEs. As of December 31, 2014 and 2013, the Company had a total of 48 and 25 active policies, respectively, and has recorded a reserve of $0.5 million and $0.6 million, respectively, for known and incurred but not reported claims that represent estimated claim costs and related expenses.

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
Common Stock
As of December 31, 2014, under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 200 million shares of common stock with a par value of $0.0001 per share.

Preferred Stock
As of December 31, 2014, under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10 million shares of preferred stock with a par value of $0.0001 per share. The Board of Directors is authorized to provide for the issuance of one or more series of preferred stock and to establish the powers, preferences and rights of the preferred shares.

Equity Plans
In February 2011, the Company’s Board of Directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”), which became effective on the date of the Company’s initial public offering. The 2011 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares of the Company’s common stock and stock units to employees, directors and non-employees. The Board of Directors initially reserved 1,500,000 shares of common stock for future issuance under the 2011 Plan. In March 2014 and 2013, the Company reserved an additional 1,000,000 shares of common stock each year for future issuance under the 2011 Plan. As of December 31, 2014, there were 2,685,154 shares available for grant under the 2011 Plan.

In August 2008, the Company’s Board of Directors adopted the 2008 Plan (the “2008 Plan”) which provided for the issuance of incentive stock options, non-qualified stock options, as well as the direct award or sale of shares of common stock to employees, directors and non-employees for up to 9,019,474 shares of common stock, as amended. No further awards have been made under the 2008 Plan; however, all awards outstanding under the 2008 Plan will continue to be governed by the existing terms.

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

A summary of the Company’s activity under its equity-settled award plans and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2013	2,451	4,089	$9.91
Shares authorized	1,000	—	—
Options exercised	—	(623)	5.08
Options forfeited	202	(202)	17.25
Restricted stock units granted	(1,550)	—	—
Restricted stock units forfeited	257	—	—
Restricted stock units withheld related to net share settlement of restricted stock units	325	—	—
Balance - December 31, 2014	2,685	3,264	10.38	6.2	$14,475
Vested and exercisable - December 31, 2014		2,467	10.51	6.1	11,094
Vested and expected to vest - December 31, 2014		3,176	10.40	6.2	14,078

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $7.0 million, $13.5 million and $23.8 million, respectively. The total fair value of stock options vested during the years ended December 31, 2014, 2013 and 2012 was $6.2 million, $9.1 million and $8.5 million, respectively.

Restricted Stock Units
The summary of restricted stock unit activity, which includes PBRSUs, is as follows (in thousands, except for per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested units - December 31, 2013	2,057	$12.38
Granted	1,550	14.54
Vested	(890)	13.60
Forfeited	(257)	13.85
Non-vested units - December 31, 2014	2,460	13.15	$33,896

The total fair value of RSUs vested during the years ended December 31, 2014, 2013 and 2012 was $13.7 million, $6.6 million and $1.6 million, respectively.

In October 2013, the Board of Directors approved net-share settlement for tax withholdings on RSU vesting. In 2014 and 2013, the Company withheld issuing 325,292 and 45,338 shares of its common stock, respectively, based on the value of the RSUs on their vesting dates as determined by the Company’s closing common stock price. Total payments for the employees’ minimum tax obligations to taxing authorities were $4.9 million and $0.8 million for the years ended December 31, 2014 and 2013, respectively, and were recorded as a reduction to additional paid-in capital and reflected as a financing activity within the consolidated statements of cash flows. The net-share settlements reduced the number of shares that would have otherwise been issued on the vesting date and increased the number of shares reserved for future issuance under the 2011 Plan.

Stock-Based Compensation Related to Employees and Directors
The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Company did not grant any stock options during the year ended December 31, 2014. The weighted-average assumptions used to estimate the fair value of stock options granted and the resulting fair values are as follows:

	Year Ended December 31,
	2013	2012
Dividend yield	—%	—%
Risk-free rate	0.93%	1.11%
Expected volatility	61%	61%
Expected term (in years)	6.1	6.0
Grant date fair value	$7.39	$9.02

The fair value of RSUs granted to employees and non-employee directors is measured by reference to the fair value of the underlying shares on the date of grant.

PBRSUs contain both service and market conditions that affect the quantity of awards that will vest. During the years ended December 31, 2014 and 2013, the Company granted 200,000 and 175,000 PBRSUs, respectively. The Company did not grant any PBRSUs during the year ended December 31, 2012. The Company estimates the grant date fair value of the PBRSUs using the Monte Carlo simulation model. The weighted-average assumptions used to estimate the fair value of PBRSUs and the resulting fair values are as follows:

	Year Ended December 31,
	2014	2013
Dividend yield	—	—
Risk free rate	1.11%	0.59%
Expected volatility	48%	53%
Grant date fair value	$7.47	$6.39

Stock-based compensation expense related to stock options granted to employees and non-employee directors was $5.4 million, $8.5 million and $7.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Stock-based compensation expense related to RSUs granted to employees and non-employee directors was $11.6 million, $6.9 million and $2.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Stock-based compensation expense related to PBRSUs granted to employees was $0.8 million, $0.4 million, and nil for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, there was $4.5 million and $29.5 million of unrecognized compensation cost related to stock options and RSUs, including PBRSUs, respectively, which is expected to be recognized over a weighted-average period of 1.5 years and 2.7 years, respectively. Future grants of equity awards will increase the amount of stock-based compensation expense to be recorded.

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

Non-employee stock-based compensation expense related to stock options was nil, $0.2 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Non-employee stock-based compensation expense related to RSUs was nil, $0.2 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

14.	Income Taxes
Income before income tax provision consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$64,238	$64,281	$61,983
International	44	14	86
Total income before income tax provision	$64,282	$64,295	$62,069
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$(26,517)	$(17,145)	$(17,525)
State	(3,031)	(1,188)	(643)
Foreign	(9,611)	(8,220)	(3,737)
Total current provision for income taxes	(39,159)	(26,553)	(21,905)
Deferred:
Federal	13,668	2,920	(450)
State	550	121	(757)
Total deferred provision for income taxes	14,218	3,041	(1,207)
Total provision for income taxes	$(24,941)	$(23,512)	$(23,112)

Net deferred tax assets (liabilities) consist of the following (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Deferred revenue	$2,779	$1,850
Reserves and other	2,319	2,073
Stock-based compensation	5,963	5,200
Total deferred tax assets	11,061	9,123
Deferred tax liabilities:
Depreciation and amortization	(6,568)	(16,960)
Net deferred tax assets (liabilities)	$4,493	$(7,837)

The following is a reconciliation of the statutory federal income tax to the Company’s effective tax (in thousands):

	Year Ended December 31,
	2014	2013	2012
Tax at statutory federal rate	$(22,498)	$(22,503)	$(21,721)
State tax – net of federal benefit	(1,678)	(655)	(928)
Permanent differences	(879)	(569)	(644)
Foreign tax	(9,576)	(8,214)	(3,737)
Foreign tax credits	9,576	8,216	3,652
Foreign income not taxed at federal rate	(3)	1	30
Other	117	212	236
Total provision for income taxes	$(24,941)	$(23,512)	$(23,112)

In assessing the realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence as of December 31, 2014, management believes it is more-likely-than-not that the U.S. net deferred tax asset will be fully realized. Accordingly, management has not applied a valuation allowance against its net deferred tax assets.
As of December 31, 2013, the Company had state net operating loss carryforwards of $2.0 million available to reduce future taxable income which were fully utilized during 2014.
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

Uncertain Tax Positions
As of December 31, 2014, the Company’s total amount of unrecognized tax benefits was $3.7 million, all of which would impact the Company’s effective tax rate, if recognized.
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	2014	2013	2012
Balance as of January 1,	$2,036	$1,136	$369
Gross increase related to current period tax positions	1,672	1,043	767
Gross decrease related to prior period tax positions	(1)	(143)	—
Balance as of December 31,	$3,707	$2,036	$1,136
The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2014, 2013 and 2012, the Company recognized $0.7 million, $0.1 million, and $0.1 million, respectively, of interest and penalties associated with unrecognized tax benefits.

The Company’s 2010 tax year is currently under examination by the State of California Franchise Tax Board. The Company does not expect a material impact on its consolidated financial statements as a result of this examination. The 2011 through 2013 tax periods remain open to examination by the Internal Revenue Service and the 2010 through 2013 tax periods remain open to examination by most state tax authorities. For the Company's foreign jurisdictions, the 2009 through 2013 tax years remain open to examination by their respective tax authorities.

15.	Related-Party Transactions
During the year ended December 31, 2014, five members of the Company’s Board of Directors also served on the boards of directors of RPX clients. During the year ended December 31, 2013, four members of the Company’s Board of Directors also served on the boards of directors of RPX clients. During the year ended December 31, 2012, two members of the Company’s Board of Directors also served on the board of directors of an RPX client. The Company recognized subscription revenue from these clients in the amount of $9.4 million, $5.1 million and $3.6 million during the years ended December 31, 2014, 2013 and 2012, respectively. There were $0.1 million and $4.4 million of receivables due from these clients as of December 31, 2014 and 2013, respectively.

16.	Employee Savings Plan
The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code (the “Plan”), available for its employees in the United States who meet the Plan’s age and service requirements. Employees are eligible to participate in the Plan in the month following their 3-month anniversary with the Company. Under the terms of the Plan, employees may make voluntary contributions up to maximum statutory limits. The Company elected to contribute a discretionary match of one dollar for each dollar contributed, with a maximum employer contribution for each United States employee of $5,000 and $2,500 for the years ended

December 31, 2014 and December 31, 2013, respectively. The Company recorded contribution expense of $0.4 million and $0.2 million during the years ended December 31, 2014 and 2013, respectively.

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

The following table presents revenue by location and revenue generated by country as a percentage of total revenue for the applicable period, for countries representing 10% or more of revenues for the periods presented (dollars in thousands):

	Year Ended December 31,
	2014		2013		2012
United States	$166,593	64%	$145,310	61%	$111,419	56%
Japan	36,849	14	39,465	17	40,484	20
Other	55,893	22	52,729	22	45,785	24
Total revenue	$259,335	100%	$237,504	100%	$197,688	100%

Long-lived assets information by location is presented below (in thousands):

	Year Ended December 31,
	2014	2013
United States	$4,137	$4,646
Japan	14	21
Total long-lived assets	$4,151	$4,667

18.	Subsequent Events
On December 22, 2014, the Company and RPX Clearinghouse LLC (a wholly-owned subsidiary of the Company) entered into an Asset Purchase Agreement by and among Rockstar Consortium US LP, Rockstar Consortium LLC, Bockstar Technologies LLC, Constellation Technologies LLC, MobileStar Technologies LLC, and NetStar Technologies LLC (the “Sellers”), for the purchase of substantially all of the patent assets owned or controlled by the Sellers (the “Rockstar Transaction”), as well as other ancillary agreements, including but not limited to an Escrow Agreement by and among the Sellers, Citibank, N.A., acting as escrow agent, RPX Clearinghouse LLC and the Company (the “Escrow Agreement”). RPX Clearinghouse LLC paid the Sellers $25.0 million as a non-refundable deposit on December 26, 2014 upon the execution of the Asset Purchase Agreement, which is reflected on the consolidated balance sheet in other assets. The third-party funding commitments described below were delivered pursuant with the Escrow Agreement and the remaining closing conditions under the Asset Purchase Agreement were met on January 28, 2015 on which date the Rockstar Transaction was consummated and the Sellers received an additional payment of $875.0 million from escrow.

RPX Clearinghouse LLC received funding commitments for the Rockstar Transaction from a syndicate of more than 30 companies including a contribution of approximately $29.0 million from the Company which was recorded as a patent asset upon closing of the Rockstar Transaction and will be amortized over its estimated economic useful life of 60 months. Also upon the closing of the Rockstar Transaction, syndicate participants received non-exclusive licenses to the patent assets included in the Rockstar Transaction, and RPX Clearinghouse made the patent assets available for license to all other interested companies under fair, reasonable, and non-discriminatory terms.

On February 10, 2015, the Company announced that its Board of Directors has authorized a share repurchase program under which the Company is authorized to repurchase up to $75.0 million of its outstanding common stock. The Company’s share repurchase program does not obligate it to acquire any specific number of shares.

19.	Selected Quarterly Financial Information (Unaudited)
Summarized quarterly financial information for the years ended December 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue	$61,888	$64,293	$65,407	$67,747
Cost of revenue	28,920	31,542	30,444	33,529
Selling, general and administrative expenses	17,255	18,579	17,786	18,059
Loss on sale of patent assets	—	(699)	(8)	—
Operating income	15,713	14,871	17,185	16,159
Other income, net	99	94	73	88
Income before provision for income taxes	15,812	14,965	17,258	16,247
Provision for income taxes	5,952	5,566	6,425	6,998
Net income	$9,860	$9,399	$10,833	$9,249
Net income available to common stockholders:
Basic	$9,860	$9,399	$10,833	$9,249
Diluted	$9,860	$9,399	$10,833	$9,249
Net income available to common stockholders per common share(1):
Basic	$0.19	$0.18	$0.20	$0.17
Diluted	$0.18	$0.17	$0.20	$0.17
Other Data:
Deferred revenue, including current portion	$140,534	$131,207	$112,820	$136,209
Stock-based compensation expense	$3,803	$5,065	$4,486	$4,302

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$61,194	$57,481	$58,554	$60,275
Cost of revenue	23,670	24,694	29,766	32,641
Selling, general and administrative expenses	14,473	15,736	15,584	16,732
(Gain) on sale of patent assets	—	126	—	—
Operating income	23,051	16,925	13,204	10,902
Other income (expense), net	51	63	56	43
Income before provision for income taxes	23,102	16,988	13,260	10,945
Provision for income taxes	8,407	6,291	4,863	3,951
Net income	$14,695	$10,697	$8,397	$6,994
Net income available to common stockholders:
Basic	$14,678	$10,691	$8,395	$6,994
Diluted	$14,678	$10,691	$8,395	$6,994
Net income available to common stockholders per common share(1):
Basic	$0.29	$0.21	$0.16	$0.13
Diluted	$0.28	$0.20	$0.16	$0.13
Other Data:
Deferred revenue, including current portion	$118,177	$117,573	$105,230	$137,743
Stock-based compensation expense	$3,708	$4,478	$3,895	$4,033
(1) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None

Item 9A.	Controls and Procedures.
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

Internal Control over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

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

Item 9B.	Other Information.
None

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.
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

The other information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2015 annual meeting of stockholders (the “2015 Proxy Statement”), which we expect to file within 120 days of our fiscal year ended December 31, 2014, and is incorporated herein by reference.

Item 11.	Executive Compensation.
The information regarding executive compensation required by this item will be included under the caption “Executive Compensation” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding securities authorized for issuance under equity compensation plans required by this item will be included under the caption “Equity Compensation Plan Information” in the 2015 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information regarding transactions with related persons required by this item is included under the caption “Certain Relationships and Related Persons Transactions” in the 2015 Proxy Statement and will be incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
The information required by this item will be incorporated under the captions “Independent Registered Public Accounting Firm’s Fees” and “Pre-Approval Policies and Procedures” in the 2015 Proxy Statement and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits and Consolidated Financial Statement Schedules.

1.	Consolidated Financial Statements
The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein by reference.

2.	Consolidated Financial Statement Schedules
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

RPX CORPORATION
(Registrant)

March 2, 2015	By:	/s/ JOHN A. AMSTER
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

Signature	Title	Date

/s/ JOHN A. AMSTER	Chief Executive Officer; Director (Principal Executive Officer)	March 2, 2015
John A. Amster

/s/ ROBERT HEATH	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2015
Robert Heath

/s/ GEOFFREY T. BARKER	Executive Director	March 2, 2015
Geoffrey T. Barker

/s/ SHELBY W. BONNIE	Director	March 2, 2015
Shelby W. Bonnie

/s/ FRANK E. DANGEARD	Director	March 2, 2015
Frank E. Dangeard

/s/ STEVEN L. FINGERHOOD	Director	March 2, 2015
Steven L. Fingerhood

/s/ RANDY KOMISAR	Director	March 2, 2015
Randy Komisar

/s/ THOMAS O. RYDER	Director	March 2, 2015
Thomas O. Ryder

/s/ SANFORD R. ROBERTSON	Director	March 2, 2015
Sanford R. Robertson

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of RPX Corporation	S-1	333-171817	3.2	1/21/2011

3.2	Amended and Restated Bylaws of RPX Corporation	S-1/A	333-171817	3.4	4/18/2011

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of Common Stock Certificate evidencing shares of common stock of the Registrant	S-1/A	333-171817	4.2	4/29/2011

4.3	Amended and Restated Investors’ Rights Agreement by and among the Registrant, John Amster, Geoffrey T. Barker, Eran Zur and the Investors (as defined therein), dated as of July 15, 2009	S-1	333-171817	4.3	1/21/2011

4.4	Waiver and Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, the Amended and Restated Voting Agreement and the Amended and Restated First Refusal and Co-Sale Agreement, dated as of November 12, 2010	S-1	333-171817	4.4	1/21/2011

10.1	Form of Indemnification Agreement between the Registrant and each officer and director	S-1	333-171817	10.1	1/21/2011

10.2	Employment Offer Letter by and between the Registrant and John Amster, dated as of August 9, 2008	S-1	333-171817	10.2	1/21/2011

10.3	Employment Offer Letter by and between the Registrant and Geoffrey Barker, dated as of August 10, 2008	S-1	333-171817	10.3	1/21/2011

10.4	Employment Offer Letter by and between the Registrant and Henri Linde, dated as of October 8, 2008	S-1	333-171817	10.5	1/21/2011

10.5	Revised Employment Offer Letter by and between the Registrant and Adam Spiegel, dated as of February 10, 2010	S-1	333-171817	10.6	1/21/2011

10.6	Employment Offer Letter by and between the Registrant and Mallun Yen, dated as of October 25, 2010	S-1	333-171817	10.7	1/21/2011

10.7	Director Offer Letter by and between the Registrant and Shelby Bonnie, dated as of January 29, 2011	S-1/A	333-171817	10.26	3/7/2011

10.8	Director Offer Letter by and between the Registrant and Sanford R. Robertson, dated as of March 2, 2011	S-1/A	333-171817	10.28	4/18/2011

10.9	2008 Stock Plan, as amended	S-1	333-171817	10.8	1/21/2011

10.10	Form of Notice of Stock Option Grant (Early Exercise) and Stock Option Agreement under 2008 Stock Plan	S-1	333-171817	10.9	1/21/2011

10.11	Form of Notice of Stock Option Grant and Stock Option Agreement under 2008 Stock Plan	S-1	333-171817	10.1	1/21/2011

10.12	Form of Notice of Stock Option Exercise (Early Exercise) under 2008 Stock Plan	S-1	333-171817	10.11	1/21/2011

10.13	Form of Notice of Stock Option Exercise under 2008 Stock Plan	S-1	333-171817	10.12	1/21/2011

10.14	2011 Equity Incentive Plan	S-1/A	333-171817	10.25	3/7/2011

10.15	Form of Notice of Stock Option Grant and Stock Option Agreement under 2011 Equity Incentive Plan	S-1/A	333-171817	10.32	4/29/2011

10.16	Form of Notice of Stock Option Grant (Non-Employee Directors) and Stock Option Agreement (Non-Employee Directors) under 2011 Equity Incentive Plan	S-1/A	333-171817	10.33	4/29/2011

10.17	Form of Notice of Stock Unit Award and Stock Unit Agreement under 2011 Equity Incentive Plan	S-1/A	333-171817	10.34	4/29/2011

10.18	Amended and Restated Compensation Program for Non-Employee Directors	10-Q	001-35146	10.3	3/7/2013

10.19	Reference is made to Exhibit 4.3

10.20	Reference is made to Exhibit 4.4

10.21	Common Stock Purchase Agreement by and among the Registrant and the Investors (as defined therein), dated as of April 7, 2011	S-1/A	333-171817	10.29	4/18/2011

10.22	Form of Lock-Up Agreement, entered into by MHV Partners LLC and Sanford Robertson	S-1/A	333-171817	10.30	4/18/2011

10.23	Sublease by and between Registrant and Sedgwick, Detert, Moran & Arnold LLP, dated as of September 29, 2009	S-1	333-171817	10.23	1/21/2011

10.24	Office Lease Agreement between Registrant and PPF Paramount One Market Plaza Owner, L.P., dated as of July 28, 2010	S-1	333-171817	10.24	1/21/2011

10.25	Office Lease Agreement between Registrant and PPF Paramount One Market Plaza Owner, L.P., dated as of March 9, 2012	10-K	001-35146	10.31	3/26/2012

10.26	Employment Offer Letter by and between the Registrant and Ned Segal, dated as of February 7, 2013	8-K	001-35146	10.1	2/12/2013

10.27	Separation Agreement between RPX Corporation and Adam Spiegel dated March 7, 2013	8-K	001-35146	10.1	3/13/2013

10.28†	Asset Purchase Agreement (Redacted), dated December 22, 2014, by and among Rockstar Consortium US LP, Rockstar Consortium LLC, Bockstar Technologies LLC, Constellation Technologies LLC, MobileStar Technologies LLC, NetStar Technologies LLC, RPX Clearinghouse LLC, and the Registrant	8-K	001-35146	10.1	2/3/2015

10.29	Employment Offer Letter by and between the Registrant and Robert Heath, dated as of March 15, 2011					X

21.1	List of subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (Included in Signature Page)					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

† Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.