Form 10-Q
period 2015-03-31
RPX Corp
filed 2015-05-07
CIK 1509432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————
FORM 10-Q
————————————————
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
There were 54,273,296 shares of the registrant’s common stock issued and outstanding as of April 30, 2015.

RPX Corporation
Form 10-Q Quarterly Report
————————————————

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements (unaudited)

RPX Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$118,858	$78,019
Short-term investments	256,080	239,514
Restricted cash	785	584
Accounts receivable	15,351	24,793
Prepaid expenses and other current assets	8,353	3,466
Deferred tax assets	4,647	4,400
Total current assets	404,074	350,776
Patent assets, net	256,898	236,349
Property and equipment, net	4,230	4,151
Intangible assets, net	3,095	3,526
Goodwill	19,978	19,978
Restricted cash, less current portion	1,091	1,091
Deferred tax assets, less current portion	473	93
Other assets	1,128	26,100
Total assets	$690,967	$642,064
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,583	$235
Accrued liabilities	7,190	14,257
Deferred revenue	152,602	133,316
Deferred payment obligations	10,290	—
Other current liabilities	857	640
Total current liabilities	172,522	148,448
Deferred revenue, less current portion	5,809	2,893
Other liabilities	5,770	5,678
Total liabilities	184,101	157,019
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	330,274	326,280
Retained earnings	176,611	158,868
Accumulated other comprehensive loss	(24)	(108)
Total stockholders’ equity	506,866	485,045
Total liabilities and stockholders’ equity	$690,967	$642,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$83,287	$61,888
Cost of revenue	34,759	28,920
Selling, general and administrative expenses	19,459	17,255
Operating income	29,069	15,713
Other income, net	121	99
Income before provision for income taxes	29,190	15,812
Provision for income taxes	11,159	5,952
Net income	$18,031	$9,860

Net income per common share:
Basic	$0.33	$0.19
Diluted	$0.33	$0.18
Weighted-average shares used in computing net income per common share:
Basic	54,175	52,803
Diluted	55,197	54,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$18,031	$9,860
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	84	(18)
Net unrealized gains (losses) on available-for-sale securities, net of tax	84	(18)
Comprehensive income	$18,115	$9,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income	$18,031	$9,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,011	28,418
Stock-based compensation	3,881	3,802
Excess tax benefit from stock-based compensation	(316)	(694)
Amortization of premium on investments	1,435	1,608
Deferred taxes	(738)	(893)
Other	—	(500)
Changes in assets and liabilities:
Accounts receivable	9,442	25,406
Prepaid expenses and other assets	(5,323)	463
Accounts payable	1,348	467
Accrued and other liabilities	(6,802)	(2,601)
Deferred revenue	22,102	2,791
Net cash provided by operating activities	77,071	68,127
Investing activities
Purchases of investments	(57,663)	(51,125)
Maturities of investments	44,559	59,945
Increase in restricted cash	(201)	—
Purchases of property and equipment	(547)	(426)
Acquisitions of patent assets	(28,636)	(56,153)
Net cash used in investing activities	(42,488)	(47,759)
Financing activities
Proceeds from deferred payment obligations	6,270	—
Proceeds from exercise of stock options and other common stock issuances	671	582
Taxes paid related to net-share settlements of restricted stock units	(857)	(901)
Excess tax benefit from stock-based compensation	316	694
Repurchase of common stock	(144)	—
Net cash provided by financing activities	6,256	375
Net increase in cash and cash equivalents	40,839	20,743
Cash and cash equivalents at beginning of period	78,019	100,155
Cash and cash equivalents at end of period	$118,858	$120,898

Non-cash investing and financing activities
Change in patent assets purchased and accrued but not paid	$—	$(500)
Change in fixed assets purchased and accrued but not paid	—	(166)
Change in other assets purchased and accrued but not paid	—	(63)
Unpaid cash consideration for business acquisition	425	—
Nonmonetary exchange for investments	5,935	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Nature of Business
RPX Corporation (also referred to herein as “RPX” or the “Company”) helps companies reduce patent-related risk and expense by providing a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. The core of the Company’s solution is defensive patent aggregation, in which it acquires patents or licenses to patents that are being or may be asserted against the Company’s current or prospective clients. The Company may occasionally enter into agreements to acquire covenants not to sue in order to further mitigate its clients’ litigation risk. The acquired patents, licenses to patents, patent rights and agreements for covenants not to sue are collectively referred to as “patent assets.” The Company’s clients pay an annual subscription fee and in return, receive a license from the Company to substantially all of its patent assets and access to its proprietary patent market intelligence and data. In addition to the Company’s core solution, in August 2012, the Company began underwriting patent infringement liability insurance policies to insure against certain costs of litigation from non-practicing entities (“NPEs”). In March 2014, the Company formed a reinsurance company to assume some portion of the underwriting risk on insurance policies that the Company issues on behalf of a Lloyd’s of London underwriting syndicate. The Company began placing new policies under the reinsurance model in May 2014. As of, and for the three months ended March 31, 2015, the effect of the insurance policies that the Company has issued or assumed through our reinsurance business was not material to the Company’s results of operations, financial condition or cash flows.
2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of March 31, 2015, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income and the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014, are unaudited. The condensed consolidated balance sheet as of December 31, 2014 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended December 31, 2014, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, necessary to state fairly the results of the interim periods have been included in the accompanying financial statements. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any subsequent interim period or for the year ending December 31, 2015.

Recently Adopted Accounting Standards
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

Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2015, as compared to the significant accounting policies presented under the heading “Basis of Presentation and Significant Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2015.

3.	Net Income Per Share
Basic and diluted net income per share are computed by dividing the net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by using the weighted-average number of shares of common stock outstanding, including potential dilutive shares of common stock, assuming the dilutive effect of outstanding stock options and restricted stock units using the treasury stock method.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$18,031	$9,860
Denominator:
Basic shares:
Weighted-average shares used in computing basic net income per common share	54,175	52,803
Diluted shares:
Weighted-average shares used in computing basic net income per common share	54,175	52,803
Dilutive effect of stock options and restricted stock units using the treasury-stock method	1,022	1,640
Weighted-average shares used in computing diluted net income per common share	55,197	54,443
Net income per common share:
Basic	$0.33	$0.19
Diluted	$0.33	$0.18

The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
Weighted-average:
Stock options outstanding	922	798
Restricted stock units outstanding	714	60

4.	Financial Instruments
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2015
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2	Level 3
		Gains	Losses
Assets:
Cash equivalents:
Commercial paper	$16,599	$—	$—	$16,599	$—	$16,599	$—
Municipal bonds	29,384	—	—	29,384	29,384	—	—
Money market funds	2,573	—	—	2,573	—	2,573	—
	$48,556	$—	$—	$48,556	$29,384	$19,172	$—
Short-term investments:
Municipal bonds	$110,325	$10	$(21)	$110,314	$—	$110,314	$—
Commercial paper	8,790	—	—	8,790	—	8,790	—
Corporate bonds	70,297	10	(31)	70,276	—	70,276	—
U.S. government and agency securities	56,403	16	(9)	56,410	—	56,410	—
Equity securities	6,620	—	—	6,620	685	5,935	—
	$252,435	$36	$(61)	$252,410	$685	$251,725	$—

Liabilities:
Current liabilities:
Deferred payment obligation	$4,355	$—	$—	$4,355	$—	$—	$4,355
	$4,355	$—	$—	$4,355	$—	$—	$4,355

	December 31, 2014
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2	Level 3
		Gains	Losses
Assets:
Cash equivalents:
Commercial paper	$5,749	$—	$—	$5,749	$—	$5,749	$—
U.S. government and agency securities	2,000	—	—	2,000	—	2,000	—
Municipal bonds	1,409	—	—	1,409	—	1,409	—
Money market funds	451	—	—	451	451	—	—
	$9,609	$—	$—	$9,609	$451	$9,158	$—
Short-term investments:
Municipal bonds	$120,270	$24	$(12)	$120,282	$—	$120,282	$—
Commercial paper	$2,498	—	—	2,498	—	2,498	—
Corporate bonds	$68,758	1	(87)	68,672	—	68,672	—
U.S. government and agency securities	$48,095	—	(33)	48,062	—	48,062	—
	$239,621	$25	$(132)	$239,514	$—	$239,514	$—

The Company's short-term investments in Level 2 equity securities are classified as held-to-maturity with the remainder of the Company's short-term investments classified as available-for-sale. Available-for-sale and held-to-maturity securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity within accumulated other comprehensive income (loss). Realized gains and losses on these securities are included in other income, net in the Company’s condensed consolidated statements of operations and have not been material for all periods presented.

The weighted-average remaining maturity of the Company’s financial assets and liabilities was less than one year as of March 31, 2015 and December 31, 2014. As of March 31, 2015, no individual securities incurred continuous unrealized losses for greater than 12 months.

In connection with the Rockstar Transaction (see Note 9, "Commitments and Contingencies"), the Company received funding of $6.3 million from a syndicate participant. At March 31, 2015, the fair value of the loan from the syndicate participant was $4.4 million and was categorized as Level 3.

Level 3 Valuation Techniques
Level 3 financial liabilities consist of repayment obligations to a third party for which determination of fair value requires significant judgment and estimation. Changes in fair value measurement categorized within Level 3 of the fair value hierarchy are analyzed each period for changes in estimates or assumptions and recorded as appropriate.

The Company uses the Black-Scholes option valuation model to value certain Level 3 financial liabilities at inception and subsequent valuation dates. This model incorporates assumptions about details such as the value of underlying securities, expected terms, maturity, risk-free interest rates, as well as volatility. A significant change in volatility and expected term could result in a significant change in fair value. The risk-free interest rate was based on the implied yield currently available on U.S. Treasury zero coupon issues with an equivalent remaining term at the measurement date. The expected volatility was calculated using the standard deviation of the underlying security's daily returns over the estimated period of time to take to settle the liability. The expected term of the liability is determined by the estimated settlement date of the liability. Changes in the values are recorded in the Company's statement of operations. As of March 31, 2015, there were no transfers in or out of Level 3 from other levels of the fair value hierarchy.

5.	Patent Assets, Net
Patent assets, net, consisted of the following (in thousands):

	December 31, 2014	Additions	Dispositions	March 31, 2015
Patent assets	$665,290	$53,636	$(61)	$718,865
Accumulated amortization	(428,941)	(33,059)	33	(461,967)
Patent assets, net	$236,349			$256,898

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors and software. The Company amortizes each acquired portfolio of patent assets on a straight-line basis over its estimated economic useful life. As of March 31, 2015, the estimated economic useful lives of the Company’s patent assets generally ranged from 24 to 60 months. As of March 31, 2015, the weighted-average estimated economic useful life at the time of acquisition of all patents acquired since the Company’s inception was 45 months.

As of March 31, 2015, the Company expects amortization expense in future periods to be as follows (in thousands):

2015 (remainder)	$93,531
2016	96,032
2017	45,922
2018	14,106
2019	6,864
Thereafter	443
Total estimated future amortization expense	$256,898

Amortization expense was $33.1 million and $27.6 million for the three months ended March 31, 2015 and 2014, respectively.

On December 22, 2014, the Company and RPX Clearinghouse LLC (a wholly-owned subsidiary of the Company) entered into an Asset Purchase Agreement by and among Rockstar Consortium US LP, Rockstar Consortium LLC, Bockstar Technologies LLC, Constellation Technologies LLC, MobileStar Technologies LLC, and NetStar Technologies LLC (the “Sellers”), for the purchase of substantially all of the patent assets owned or controlled by the Sellers (the “Rockstar Transaction”), as well as other ancillary agreements, including but not limited to an Escrow Agreement by and among the Sellers, Citibank, N.A., acting as escrow agent, RPX

Clearinghouse LLC and the Company (the “Escrow Agreement”). Upon the closing of the Rockstar Transaction, syndicate participants received non-exclusive licenses to the patent assets included in the Rockstar Transaction, and RPX Clearinghouse made the patent assets available for license to all other interested companies under fair, reasonable, and non-discriminatory terms. RPX Clearinghouse LLC paid the Sellers $25.0 million as a non-refundable deposit on December 26, 2014 upon the execution of the Asset Purchase Agreement. The third-party funding commitments described below were derived pursuant with the Escrow Agreement and the remaining closing conditions under the Asset Purchase Agreement were met on January 28, 2015 on which date the Rockstar Transaction was consummated and the Sellers received an additional payment of $875.0 million from escrow.

RPX Clearinghouse LLC received funding commitments for the Rockstar Transaction from a syndicate of more than 30 companies. The Company evaluated the contributions from syndicate members to determine whether they should be recorded on a gross or net basis. As a result, the Company accounted for these third-party funding commitments on a net basis as it acted as an agent to acquire patent rights from the Sellers on behalf of the syndicate who paid for such rights separately from a subscription agreement. The Company contributed approximately $29.0 million which was recorded as a patent asset upon closing of the Rockstar Transaction and is amortized over its estimated economic useful life of 60 months.

6.	Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Internal-use software	$5,929	$5,358
Leasehold improvements	1,799	1,799
Computer, equipment and software	1,388	1,221
Furniture and fixtures	818	818
Construction-in-progress	—	167
Total property and equipment, gross	9,934	9,363
Less: Accumulated depreciation and amortization	(5,704)	(5,212)
Total property and equipment, net	$4,230	$4,151

Depreciation and amortization expense was $0.5 million for both three month periods ended March 31, 2015 and 2014.

7.	Intangible Assets, Net
Intangible assets, net, consisted of the following (in thousands):

	March 31, 2015			December 31, 2014
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Proprietary data and models	$2,100	$(1,262)	$838	$2,100	$(1,119)	$981
Trademarks	1,890	(1,628)	262	1,890	(1,565)	325
Developed technology	433	(433)	—	433	(433)	—
Customer relationships	1,050	(459)	591	1,050	(392)	658
Covenant not to compete	1,920	(516)	1,404	1,920	(358)	1,562
	$7,393	$(4,298)	$3,095	$7,393	$(3,867)	$3,526

As of March 31, 2015, the Company expects amortization expense in future periods to be as follows (in thousands):

2015 (remainder)	$1,294
2016	1,288
2017	513
Total estimated future amortization expense	$3,095

Amortization expense was $0.4 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

8.	Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued payroll-related expenses	$4,862	$9,270
Accrued expenses	2,328	4,987
Total accrued liabilities	$7,190	$14,257

9.	Commitments and Contingencies
Operating Lease Commitments
The Company generally does not enter into long-term minimum purchase commitments. Its principal long-term commitments consist of obligations under operating leases for office space. There were no substantial changes to the Company’s contractual obligations or commitments during the three months ended March 31, 2015 as compared to those presented under the heading “Commitments and Contingencies” in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2015.

Rent expense related to non-cancelable operating leases was $0.9 million for each of the three months ended March 31, 2015 and 2014, net of sublease income of $0.2 million and $0.1 million, respectively.

Deferred Payment Obligations
In connection with the Rockstar Transaction (see Note 5, "Patent Assets, Net"), the Company acquired certain common stock, convertible preferred stock, and redeemable convertible preferred stock investments held by the Seller. To fund the acquisition of these securities, the Company received funding of $6.3 million from a syndicate participant and seller financing of $5.9 million. These amounts are considered loans in the Company's condensed consolidated balance sheets and are recorded as current liabilities as they are expected to be repaid within 12 months. The loan received from the syndicate participant bears no interest and is repayable upon the sale of the common stock and convertible preferred stock securities. The amount repayable under this loan is limited to the proceeds received from the sale of the common and convertible preferred stock securities, up to a maximum amount of $6.3 million. The Company has elected to carry this loan at fair value and changes are reported in other income, net in the Company's condensed consolidated statements of operations. At March 31, 2015, the fair value of the loan was $4.4 million and was categorized as a Level 3 due to the significance of unobservable inputs developed using company-specific information. A gain of $0.1 million was recognized in the condensed consolidated statement of operations during the three months ended March 31, 2015 as a result of the changes in fair value of this loan and corresponding securities.

The loan received from the Seller is carried at cost, bears no interest, and is repayable upon redemption or conversion of the redeemable convertible preferred stock. At March 31, 2015, the loan was recorded at $5.9 million.

Litigation
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or contingencies was recorded as of March 31, 2015 or December 31, 2014.

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

In March 2012, Cascades Computer Innovations LLC filed a complaint in U.S. District Court for the Northern District of California (the “Court”) against the Company and five of its clients (collectively the “Defendants”). The complaint alleges that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The complaint further alleges that after we terminated our negotiations with the plaintiff to license certain patents held by the plaintiff, the Defendants violated the law by jointly refusing to negotiate or accept licenses under the plaintiff’s patents. The plaintiff seeks unspecified monetary damages and injunctive relief. In January 2013, the Court dismissed the complaint against the Defendants and granted the plaintiff leave to amend its complaint. In February 2013, the plaintiff filed an amended lawsuit alleging that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. In March 2014, the Court entered an order staying the litigation pending the resolution of related litigation in the U.S. District Court for the Northern District of Illinois, and has subsequently continued the stay until July 2015. We are not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can we estimate the potential loss or range of the potential loss that may result from this litigation.

Guarantees and Indemnifications
The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. The Company had no liabilities recorded for these agreements as of March 31, 2015 or December 31, 2014. The Company has no reason to believe that there is any material liability related to such indemnification provisions. The Company does not indemnify its clients for patent infringement.

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

Reserves for Known and Incurred but not Reported Claims
In August 2012, the Company began offering insurance to cover certain costs of litigation brought against its insured clients by NPEs. As of March 31, 2015, the Company had a total of 57 active policies and had recorded a reserve of $0.9 million for known and incurred but not reported claims that represent estimated claim costs and related expenses.

The Company regularly reviews its loss reserves using a variety of actuarial techniques and updates them as its loss experience develops.

10.	Stockholders’ Equity
Equity Plans
A summary of the Company’s activity under its equity-settled award plans and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2014	2,685	3,264	$10.38
Shares authorized(1)	1,000	—	—
Options exercised	—	(165)	4.46
Options forfeited/canceled	76	(76)	13.80
Restricted stock units granted	(1,066)	—	—
Restricted stock units forfeited	345	—	—
Restricted stock units withheld related to net-share settlement of restricted stock units	61	—	—
Balance - March 31, 2015	3,101	3,023	10.61	5.7	$14,240
Vested and exercisable - March 31, 2015		2,425	10.92	5.7	11,077
Vested and expected to vest - March 31, 2015		2,963	10.65	5.7	13,896
(1) In March 2015, the Company reserved an additional 1,000,000 shares of its common stock for future issuance under the 2011 Plan.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2015 and 2014 was $1.6 million and $1.7 million, respectively. The total fair value of stock options vested during the three months ended March 31, 2015 and 2014 was $0.9 million and $1.7 million, respectively.

Restricted Stock Units
The summary of restricted stock unit activity, which includes performance-based restricted stock units with a market condition (“PBRSUs”), is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested units - December 31, 2014	2,460	$13.15
Granted	1,066	13.51
Vested	(163)	13.82
Forfeited	(345)	13.03
Non-vested units - March 31, 2015	3,018	13.25	$43,435

The total fair value of restricted stock units (“RSUs”) vested during the three months ended March 31, 2015 and 2014 was $2.3 million and $2.4 million, respectively.

In October 2013, the Board of Directors approved net-share settlement for tax withholdings on RSU vesting. During the three months ended March 31, 2015, the Company withheld issuing 60,742 shares of its common stock based on the value of the RSUs on their vesting dates as determined by the Company’s closing common stock price. Total payments for employees’ minimum tax obligations to taxing authorities were $0.9 million for the three months ended March 31, 2015, and were recorded as a reduction to additional paid-in capital and reflected as a financing activity within the condensed consolidated statements of cash flows. The net-share settlements reduced the number of shares that would have otherwise been issued on the vesting date and increased the number of shares reserved for future issuance under the 2011 Plan.

Stock-Based Compensation Related to Employees and Directors
The fair value of RSUs granted to employees and directors is measured by reference to the fair value of the underlying shares on the date of grant.

PBRSUs contain both service and market conditions that affect the quantity of awards that will vest. During the three months ended March 31, 2015 and 2014, the Company granted nil and 200,000 PBRSUs, respectively. The Company estimates the grant date fair value of PBRSUs using the Monte Carlo simulation model. The weighted-average assumptions used to estimate the fair value of PBRSUs and the resulting fair values are as follows:

	Three Months Ended March 31,
	2015	2014
Dividend yield	n/a	—%
Risk-free rate	n/a	1.11%
Expected volatility	n/a	48%
Grant date fair value	n/a	$7.47

Stock-based compensation expense related to stock options granted to employees and directors was $0.7 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively. Stock-based compensation expense related to RSUs granted to employees and directors was $3.0 million and $2.2 million for the three months ended March 31, 2015 and 2014, respectively. Stock-based compensation expense related to PBRSUs granted to employees was $0.1 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, there was $3.2 million and $36.2 million of unrecognized compensation cost related to stock options and RSUs, including PBRSUs, respectively, which is expected to be recognized over a weighted-average period of 1.2 years and 3.0 years, respectively. Future grants of equity awards will increase the amount of stock-based compensation expense to be recorded.

Stock Repurchase Program
On February 10, 2015, the Company announced that its Board of Directors has authorized a share repurchase program under which the Company is authorized to repurchase up to $75.0 million of its outstanding common stock with no expiration date from the date of authorization. As of March 31, 2015, $0.3 million of the $75.0 million had been utilized. Under the program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The share repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. The Company repurchased shares of its common stock in the open market, which were retired upon repurchase, during the period presented as follows (in thousands, except per share data):

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased
Balance as of January 1, 2015	—	$—	$—
Repurchase of shares of common stock	20	14.39	287.8
Balance as of March 31, 2015	20	$14.39	$287.8

11.	Income Taxes
The Company uses an estimated annual effective tax rate based upon a projection of its annual fiscal year results to measure the income tax benefit or expense recognized in each interim period. The Company’s effective tax rate, including the impact of discrete benefit items, was 38% for each three months ended March 31, 2015 and 2014, respectively.

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

12.	Related-Party Transactions
During the three months ended March 31, 2015, five members of the Company’s Board of Directors also served on the boards of directors of RPX clients. During the three months ended March 31, 2014, four members of the Company’s Board of Directors also served on the boards of directors of RPX clients. The Company recognized subscription revenue from these clients in the amount of $2.4 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively. As of December 31, 2014, there was $0.1 million of receivables due from these clients. There were no receivables due from these clients on March 31, 2015.

13.	Segment Reporting
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

The following table presents revenue by location and revenue generated by country as a percentage of total revenue for the applicable period, for countries representing 10% or more of revenues for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2015		2014
United States	$55,185	66%	$37,105	60%
Japan	9,332	11	9,556	15
Other	18,770	23	15,227	25
Total revenue	$83,287	100%	$61,888	100%

Long-lived assets information by location is presented below (in thousands):

	March 31, 2015	December 31, 2014
United States	$4,218	$4,137
Japan	12	14
Total long-lived assets	$4,230	$4,151

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. Forward-looking statements include statements regarding our business strategies and business model, products, benefits to our clients, future financial results and expenses and patent acquisition spending. These statements are based on the beliefs and assumptions of our management based on information that is currently available. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those identified below and those discussed in the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing and our Annual Report on Form 10-K filed with the SEC on March 2, 2015. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

During the three months ended March 31, 2015, our revenue grew to $83.3 million from $61.9 million for the three months ended March 31, 2014. Our client count increased by 20 clients during the three months ended March 31, 2015, bringing our total client network to 224 as of March 31, 2015. At March 31, 2015, we had deferred revenue of $158.4 million.

We believe that our acquisitions of patent assets are a key driver of the value that we create for our clients. We measure patent asset acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital. During the three months ended March 31, 2015, we completed 24 acquisitions of patent assets and our gross and net acquisition spend totaled $924.7 million and $53.6 million, respectively. From our inception through March 31, 2015, we have completed 251 acquisitions of patent assets with gross and net acquisition spend of $1,839.6 million and $722.9 million, respectively.

Insuring against the costs of non-practicing entity (“NPE”) litigation is a natural extension of our core defensive patent acquisition service. In August 2012, we started to offer NPE patent infringement liability insurance, which is a liability insurance policy for operating companies that covers certain costs associated with patent infringement lawsuits by NPEs. The insurance product complements our core defensive patent acquisition service, enabling policyholders to better manage and mitigate the risk of NPE patent litigation. As of March 31, 2015, we had a total of 57 active insurance policies. The effect of the insurance policies that have been issued was not material to our results of operations or financial condition for the three months ended March 31, 2015 or 2014. In connection with an evolution of the way that we will sell insurance policies, during March 2014 we formed a reinsurance company to assume some portion of the underwriting risk on insurance policies that the we issue on behalf of a Lloyd’s of London underwriting syndicate. We began issuing new policies under the reinsurance model in May 2014. As of, and for the three months ended March 31,

2015, the effect of the insurance policies issued under the reinsurance model was not material to our results of operations or financial condition.
Key Components of Results of Operations
Revenue
Subscription revenue includes membership subscription services and premiums earned from insurance policies and management fees. Historically, the majority of our revenue has consisted of fees paid by our clients under subscription agreements. Subscription revenue will be positively or negatively impacted by the financial performance of our clients since their subscription fees typically reset annually based upon their most recently reported annual financial results. In August 2012, we launched our insurance product and started to recognize insurance premium revenue from the insurance policies that we underwrite. As the primary insurer we had been recognizing the full insurance premium as revenue. In May 2014, we began offering a new insurance product and as a result now recognize only the portion of the underwriting risk that we assume. In addition, we receive management fees for marketing, underwriting, and claims management services. Although we expect this revenue to increase as we sell more policies in the future, for the three months ended March 31, 2015 and 2014, insurance premium revenue was not material to our results of operations.
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

Cost of Revenue
Cost of revenue primarily consists of amortization expenses related to acquired patent assets. Acquired patent assets are capitalized and amortized ratably over their estimated useful lives, which typically relates to the anticipated cash flows from clients and prospects that will benefit from the transaction. Also included in the cost of revenue are expenses incurred to maintain our patents, prosecute our patent applications, conduct inter partes reviews and prior art searches, and amortization expenses for acquired intangible assets and internally developed software. With the launch of our insurance offering in August 2012, cost of revenue began to include premiums ceded to reinsurers and loss reserves. We began to issue new policies under the reinsurance model in May 2014 and as a result we will no longer be ceding premiums. We expect our cost of revenue to increase in the future as we add additional patent assets to our existing portfolio to support our existing and future clients and as our insurance business grows. Our cost of revenue is primarily driven by the amortization of previously acquired patent assets, which are typically amortized over an estimated useful life of 24 to 60 months. From time to time, we may acquire patent assets that are valuable to our clients and prospects with an estimated useful life that is significantly less than the historical weighted-average of patent assets previously acquired, resulting in increased patent asset amortization expense in immediate periods following acquisition. Estimating the economic useful lives of our patent assets depends on various factors including whether we acquire patents or licenses to patents, and the remaining statutory life of the underlying patents, either of which could result in shorter amortization periods. We believe that amortization periods of patent assets to be acquired in future periods may be amortized over shorter periods than the historical weighted average of 45 months.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2015, as compared to the critical accounting policies and estimates presented under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2015.

Recently Adopted Accounting Standards
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

Results of Operations
The following table sets forth our condensed consolidated statement of operations data for each of the periods indicated (in thousands). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended March 31,
	2015	2014
Revenue	$83,287	$61,888
Cost of revenue	34,759	28,920
Selling, general and administrative expenses	19,459	17,255
Operating income	29,069	15,713
Other income, net	121	99
Income before provision for income taxes	29,190	15,812
Provision for income taxes	11,159	5,952
Net income	$18,031	$9,860

The following table sets forth our condensed consolidated statement of operations data as a percentage of revenue.

	Three Months Ended March 31,
	2015	2014
Revenue	100%	100%
Cost of revenue	42	47
Selling, general and administrative expenses	23	28
Operating income	35	25
Other income, net	—	—
Income before provision for income taxes	35	25
Provision for income taxes	13	10
Net income	22%	15%

Revenue
Our revenue for the three months ended March 31, 2015 was $83.3 million compared to $61.9 million during the same period a year prior, an increase of $21.4 million, or 35%. Subscription revenue, which includes membership subscription services and premiums earned from insurance policies and management fees, for the three months ended March 31, 2015 was $66.2 million compared to $60.8 million for the three months ended March 31, 2014. The increase in subscription revenue was primarily attributable to an increase in membership fees and insurance premiums, which was comprised of $4.5 million from new clients who joined our network subsequent to March 31, 2014 and $0.9 million from clients who joined our network prior to March 31, 2014. As of March 31, 2015, we had a total client network of 224 companies as compared to 178 as of March 31, 2014.
Revenue for the three months ended March 31, 2015 and 2014 included fee-related revenue of $17.0 million and $1.1 million, respectively. The increase in fee-related revenue was primarily attributable to the success fee earned in relation to a particularly large syndicated acquisition as well as the sale of perpetual licenses to this portfolio.

Cost of Revenue
Our cost of revenue for the three months ended March 31, 2015 was $34.8 million compared to $28.9 million during the same period a year prior, an increase of $5.9 million, or 20%. The increase was primarily attributable to a $5.5 million increase in patent amortization expense as a result of an increase in our patent assets, $0.3 million increase in expenses incurred to maintain and prosecute patents and patent applications included in our portfolio, and a $0.1 million increase in expenses incurred to conduct inter partes reviews and prior art searches.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended March 31, 2015 were $19.5 million compared to $17.3 million during the same period a year ago, an increase of $2.2 million, or 13%. The increase was primarily due to a $1.5 million increase in personnel-related costs primarily attributable to increasing our headcount to 151 employees as of March 31, 2015 as we continued to expand the parts of our organization that support our clients. The remaining increase was due to increases in general corporate expenses.

Provision for Income Taxes
Our provision for income taxes was $11.2 million and $6.0 million for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate, including the impact of discrete benefit items, was 38% for each of the three months ended March 31, 2015 and 2014, respectively.
Liquidity and Capital Resources
We have financed substantially all of our operations and patent asset acquisitions through the sale of equity securities, subscription and other fees collected from our clients, and patent-seller financing. As of March 31, 2015, we had $118.9 million of cash and cash equivalents and $256.1 million in short-term investments. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future capital needs will depend on many factors, including, among other things, our acquisition of patent assets, addition and renewal of client membership agreements, growth of our insurance business and development of new products and services. We anticipate an increased level of patent acquisition spending as our business grows. We expect our cash used in investing activities to increase in the future as we acquire additional patent assets. We expect our cash used in financing activities to increase in the future as we execute our stock repurchase program by purchasing RPX shares. Additionally, we may enter into potential investments in, or acquisitions of, complementary businesses which could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$77,071	$68,127
Net cash used in investing activities	(42,488)	(47,759)
Net cash provided by financing activities	6,256	375
Net increase in cash and cash equivalents	$40,839	$20,743

Cash Flows from Operating Activities
Cash provided by operating activities for the three months ended March 31, 2015 was $77.1 million, consisting of adjustments for non-cash items of $38.3 million, changes in working capital and non-current assets and liabilities of $20.8 million and net income of $18.0 million. Non-cash adjustments to net income primarily consisted of $34.0 million of depreciation and amortization, $3.9 million of stock-based compensation, $1.4 million of amortization of premium on investments, a reduction of $0.3 million due to excess tax benefit from stock-based compensation and a $0.7 million net increase in our deferred taxes. The change in working capital and non-current assets and liabilities resulted primarily from a $9.4 million decrease in accounts receivable, $22.1 million increase in deferred revenue, a $1.3 million increase in accounts payable, partially offset by a $5.3 million increase in prepaid expenses and other assets and a $6.8 million decrease in our accrued and other liabilities. The decrease in accounts receivable was due to $104.6 million in cash collections, partially offset by billings to new and existing clients of $95.2 million. The increase in deferred revenue was due to revenue recognized during the period of $67.0 million, partially offset by $89.1 million in billings to new and existing clients. The amount of deferred revenue in any given period varies with the addition of new clients, the mix of payment terms that we offer and the timing of invoicing existing clients.

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

Cash Flows from Investing Activities
Cash used in investing activities for the three months ended March 31, 2015 was $42.5 million, of which $28.6 million was used to acquire patent assets, $13.1 million represented net purchases of short-term marketable securities, increase in restricted cash of $0.2 million, and $0.5 million was used to acquire property and equipment.

Cash used in investing activities for the three months ended March 31, 2014 was $47.8 million, of which $56.2 million was used to acquire patent assets and $0.4 million was used to acquire property and equipment. This was partially offset by $8.8 million in proceeds from net maturities of short-term marketable securities.

Cash Flows from Financing Activities
Cash provided by financing activities for the three months ended March 31, 2015 was $6.3 million, of which $6.3 million was result of proceeds from deferred benefit obligations, $0.7 million was the result of proceeds from the exercise of stock options and other common stock issuances, and $0.3 million was due to excess tax benefit from stock-based compensation. This cash inflow was partially offset by $0.9 million in taxes paid related to net-share settlements of restricted stock units and $0.1 million used to repurchase our common stock under our share repurchase program.
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
Contractual Obligations and Commitments
Operating Lease Commitments
We generally do not enter into long-term minimum purchase commitments. Our principal long-term commitments consist of obligations under operating leases for office space. There were no substantial changes to our contractual obligations and commitments during the three months ended March 31, 2015 as compared to our contractual obligations and commitments presented under the heading “Contractual Obligations and Commitments” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the heading “Commitments and Contingencies” in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on March 2, 2015.
Issuer Purchases of Equity Securities
In February 2015, our Board of Directors authorized the repurchase of up to $75.0 million of our outstanding shares of common stock. As part of the share repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The timing, manner, price and amount of any repurchases will be determined in our discretion and will depend on factors such as cash generation from operations, other cash requirements, economic and market conditions, stock price and legal and regulatory requirements. The share repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange

Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. As of March 31, 2015, we repurchased 20,000 shares of common stock in the open market for $0.3 million.
Off Balance Sheet Arrangements
At March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $374.9 million as of March 31, 2015. Our cash balances deposited in U.S. banks are non-interest bearing and insured up to the Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents consist primarily of commercial paper, institutional money market funds, and municipal bonds denominated primarily in U.S. Dollars. Interest rate fluctuations affect the returns on our invested funds.

As of March 31, 2015, our short-term investments of $256.1 million were primarily invested in municipal and corporate bonds maturing between 90 days and 12 months, U.S. government and agency securities, commercial paper, and equity securities. As of March 31, 2015, our investments were classified as available-for-sale and held-to-maturity and, consequently, were recorded at fair value in the condensed consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in the fair value of an asset below its carrying value is other-than-temporary. As of March 31, 2015, we had not recorded an impairment related to our investments in the condensed consolidated statement of operations.

If overall interest rates had changed by 10% during the three months ended March 31, 2015, the fair value of our investments would not have been materially affected.

Effect of Inflation
We believe that inflation has not had a material impact on our consolidated results of operations for the three months ended March 31, 2015. There can be no assurance that future inflation will not have an adverse impact on our consolidated results of operations or financial condition.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 which were identified in connection with management's evaluation required by Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Refer to Note 9, “Commitments and Contingencies,” in Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is hereby incorporated by reference.

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
We acquired our first patent assets in September 2008, sold our first membership in October 2008, and sold our first insurance policy in August 2012. Therefore, we have not only a limited operating history, but also a limited track record in executing our business model. Our future success depends on acceptance of our solutions by companies we target to become clients. Our efforts to sell our products to new and existing clients may not continue to be successful. We evaluate our business model from time to time in order to address the evolving needs of our clients and prospective clients, particularly in an industry that continues to develop and change. Our limited operating history may also make it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly changing industries. If we do not manage these risks successfully, our business and operating results will be adversely affected.

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
Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. The weighted-average term of our subscription agreements in effect as of March 31, 2015 was 2.6 years. As our overall membership base grows, we expect our rate of client renewals to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements may decrease. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

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
Certain of our acquisitions of patent assets are time consuming, complex and costly to consummate. We utilize many different transaction structures in our acquisitions and the terms of the acquisition agreements tend to be very heavily negotiated. As a result, we may incur significant operating expenses during the negotiations even when the acquisition is ultimately not consummated. Even if we successfully acquire particular patent assets, there is no guarantee that we will generate sufficient revenue related to those patent assets to offset the acquisition costs. While we conduct confirmatory due diligence on the patent assets we are considering for acquisition, we may acquire patent assets from a seller who does not have proper title to those assets. In those cases, we may be required to spend significant resources to defend our interests in the patent assets and, if we are not successful, our acquisition may be invalid, in which case we could lose part or all of our investment in the assets.

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
In order to attract new clients and retain existing clients, we need to enhance and improve our existing solution and introduce new solutions that meet the needs of our clients. We have in the past, and may in the future, seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our service offerings, enhance our technical capabilities or otherwise offer growth opportunities. For example, in June 2014 we acquired DCML Services Corporation, a provider of data, intelligence and consulting on NPEs.

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

We may acquire or invest in other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.
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
We receive a significant amount of our revenue from a limited number of clients. For example, during the three months ended March 31, 2015, our 10 highest revenue-generating clients accounted for approximately 32% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients chooses not to renew its membership, or if our subscription fees from one of these clients decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

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
As of December 31, 2014, we had secured quota share reinsurance from third party reinsurers for 50% of the risk underwritten through our risk retention group and 40% of the risk underwritten for our insurance company business partner. The availability and cost of reinsurance that we purchase are subject to prevailing market conditions that are beyond our control. No assurances can be made that reinsurance will remain continuously available to us in amounts that we consider sufficient and at rates that we consider acceptable, which would cause us to increase the amount of risk we retain, reduce the amount of business we underwrite or look for alternatives to reinsurance. This, in turn, could have a material adverse effect on our financial condition or results of operations.

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
Since our initial public offering in May 2011, our stock price has traded as high as $31.41 per share and as low as $8.55 per share. Further, our common stock has a limited trading history and an active trading market for our common stock may not be sustained in the future. The market price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

•	variations in our financial condition and operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	addition or loss of significant clients;

•	adoption or modification of laws, regulations, policies, procedures or programs applicable to our business, including those related to the enforcement of patent claims;

•	announcements of technological innovations, new products and services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of members of our Board of Directors, management team or other key personnel;

•	market conditions in our industry and the economy as a whole;

•	price and volume fluctuations in the overall stock market or resulting from inconsistent trading volume levels of our shares;

•	lawsuits threatened or filed against us;

•	any change in our stock repurchase program;

•	sales of our common stock by us or our stockholders; and

•	the opening or closing of our employee trading window.

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

As of March 31, 2015, some of our existing stockholders have demand and piggyback rights to require us to register with the SEC approximately 1,400,000 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Stock repurchase activity during the three months ended March 31, 2015 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value that May Yet be Purchased Under the Programs (1)
	—	$—	—	$—
February 28, 2015	—	—	—	—
March 31, 2015	20,000	14.39	20,000	74,712,200
	20,000	$14.39	20,000	$74,712,200
(1) On February 10, 2015, the Company announced that its Board of Directors has authorized a share repurchase program under which the Company is authorized to repurchase up to $75.0 million of its outstanding common stock with no expiration date from the date of authorization. As of March 31, 2015, $0.3 million of the $75.0 million had been utilized. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s share repurchase program does not obligate it to acquire any specific number of shares.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of RPX Corporation	S-1	333-171817	3.2	1/21/2011

3.2	Amended and Restated Bylaws of RPX Corporation	S-1/A	333-171817	3.4	4/18/2011

10.1†	Asset Purchase Agreement (Redacted), dated December 22, 2014, by and among Rockstar Consortium US LP, Rockstar Consortium LLC, Bockstar Technologies LLC, Constellation Technologies LLC, MobileStar Technologies LLC, NetStar Technologies LLC, RPX Clearinghouse LLC, and the Registrant	8-K/A	001-35146	10.1	4/9/2015

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
† Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPX CORPORATION
(Registrant)

Date:	May 7, 2015	By:	/s/ JOHN A. AMSTER
John A. Amster
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2015	By:	/s/ ROBERT HEATH
Robert Heath
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)