Form 10-Q
period 2015-06-30
RPX Corp
filed 2015-08-04
CIK 1509432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————
FORM 10-Q
————————————————
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
There were 54,806,951 shares of the registrant’s common stock issued and outstanding as of July 31, 2015.

RPX Corporation
Form 10-Q Quarterly Report
————————————————

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements (unaudited)

RPX Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$101,872	$78,019
Short-term investments	279,282	239,514
Restricted cash	679	584
Accounts receivable	11,590	24,793
Prepaid expenses and other current assets	11,947	3,466
Deferred tax assets	4,459	4,400
Total current assets	409,829	350,776
Patent assets, net	242,198	236,349
Property and equipment, net	4,417	4,151
Intangible assets, net	2,663	3,526
Goodwill	19,978	19,978
Restricted cash, less current portion	727	1,091
Deferred tax assets, less current portion	—	93
Other assets	6,359	26,100
Total assets	$686,171	$642,064
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$653	$235
Accrued liabilities	9,115	14,257
Deferred revenue	137,849	133,316
Deferred payment obligations	8,650	—
Other current liabilities	502	640
Total current liabilities	156,769	148,448
Deferred revenue, less current portion	4,774	2,893
Deferred tax liabilities	44	—
Other liabilities	5,783	5,678
Total liabilities	167,370	157,019
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	337,647	326,280
Retained earnings	181,389	158,868
Accumulated other comprehensive loss	(240)	(108)
Total stockholders’ equity	518,801	485,045
Total liabilities and stockholders’ equity	$686,171	$642,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$67,551	$64,293	$150,838	$126,181
Cost of revenue	36,985	31,542	71,744	60,462
Selling, general and administrative expenses	18,997	18,579	38,456	35,834
Gain on sale of patent assets, net	(592)	(699)	(592)	(699)
Operating income	12,161	14,871	41,230	30,584
Other income, net	934	94	1,055	193
Income before provision for income taxes	13,095	14,965	42,285	30,777
Provision for income taxes	5,065	5,566	16,224	11,518
Net income	$8,030	$9,399	$26,061	$19,259

Net income per share:
Basic	$0.15	$0.18	$0.48	$0.36
Diluted	$0.14	$0.17	$0.47	$0.35
Weighted-average shares used in computing net income per share:
Basic	54,490	53,203	54,334	53,004
Diluted	55,687	54,776	55,457	54,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$8,030	$9,399	$26,061	$19,259
Other comprehensive income, net of tax:
Unrealized holding losses on available-for-sale securities arising during the period, net of tax	(216)	(1)	(132)	(19)
Comprehensive income	$7,814	$9,398	$25,929	$19,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$26,061	$19,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,991	59,289
Stock-based compensation	8,525	8,868
Excess tax benefit from stock-based compensation	(1,195)	(2,006)
Gain on sale of patent assets, net	(592)	(699)
Amortization of premium on investments	3,181	3,380
Deferred taxes	(186)	(978)
Fair value adjustment on deferred payment obligations	(705)	—
Other	—	(500)
Changes in assets and liabilities, net of business acquired:
Accounts receivable	13,203	26,414
Prepaid expenses and other assets	(12,097)	(5,274)
Accounts payable	418	11
Accrued and other liabilities	(4,850)	(823)
Deferred revenue	6,314	(6,636)
Net cash provided by operating activities	108,068	100,305
Investing activities
Purchases of investments	(137,663)	(106,618)
Maturities of investments	100,548	98,920
Business acquisition, net of cash acquired	(425)	(2,169)
Decrease in restricted cash	269	144
Purchases of property and equipment	(1,134)	(790)
Acquisitions of patent assets	(48,936)	(73,948)
Proceeds from sale of patent assets	650	860
Acquisition of other assets	(2,500)	—
Net cash used in investing activities	(89,191)	(83,601)
Financing activities
Repayments of principal on deferred payment obligations	(935)	—
Proceeds from deferred payment obligations	6,270	—
Proceeds from exercise of stock options and other common stock issuances	4,294	2,399
Taxes paid related to net-share settlements of restricted stock units	(2,307)	(2,675)
Excess tax benefit from stock-based compensation	1,195	2,006
Repurchase of common stock	(3,541)	—
Net cash provided by financing activities	4,976	1,730
Net increase in cash and cash equivalents	23,853	18,434
Cash and cash equivalents at beginning of period	78,019	100,155
Cash and cash equivalents at end of period	$101,872	$118,589

Non-cash investing and financing activities
Change in patent assets purchased and accrued but not paid	$200	$(500)
Change in fixed assets purchased and accrued but not paid	—	(166)
Change in other assets purchased and accrued but not paid	—	(63)
Unpaid cash consideration for business acquisition	—	542
Nonmonetary exchange for investments	5,935	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Nature of Business
RPX Corporation (also referred to herein as “RPX” or the “Company”) helps companies reduce patent-related risk and expense by providing a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. The core of the Company’s solution is defensive patent aggregation, in which it acquires patents or licenses to patents that are being or may be asserted against the Company’s current or prospective clients. The Company may occasionally enter into agreements to acquire covenants not to sue in order to further mitigate its clients’ litigation risk. The acquired patents, licenses to patents, patent rights and agreements for covenants not to sue are collectively referred to as “patent assets.” The Company’s clients pay an annual subscription fee and in return, receive a license from the Company to substantially all of its patent assets and access to its proprietary patent market intelligence and data. In addition to the Company’s core solution, in August 2012, the Company began underwriting patent infringement liability insurance policies to insure against certain costs of litigation from non-practicing entities (“NPEs”). In March 2014, the Company formed a reinsurance company to assume some portion of the underwriting risk on insurance policies that the Company issues on behalf of a Lloyd’s of London underwriting syndicate. The Company began placing new policies under the reinsurance model in May 2014. As of, and for the six months ended June 30, 2015, the effect of the insurance policies that the Company has issued or assumed through our reinsurance business was not material to the Company’s results of operations, financial condition or cash flows.
2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of June 30, 2015, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income and the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014, are unaudited. The condensed consolidated balance sheet as of December 31, 2014 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended December 31, 2014, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, necessary to state fairly the results of the interim periods have been included in the accompanying financial statements. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any subsequent interim period or for the year ending December 31, 2015.

Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which will supersede most existing revenue recognition guidance in U.S. generally accepted accounting principles (“U.S. GAAP”) once it becomes effective. ASU 2014-09 requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted for annual and interim periods beginning after December 31, 2016. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2015, as compared to the significant accounting policies presented under the heading “Basis of Presentation and Significant Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2015.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$8,030	$9,399	$26,061	$19,259
Denominator:
Basic shares:
Weighted-average shares used in computing basic net income per share	54,490	53,203	54,334	53,004
Diluted shares:
Weighted-average shares used in computing basic net income per share	54,490	53,203	54,334	53,004
Dilutive effect of stock options and restricted stock units using the treasury-stock method	1,197	1,573	1,123	1,618
Weighted-average shares used in computing diluted net income per share	55,687	54,776	55,457	54,622
Net income per share:
Basic	$0.15	$0.18	$0.48	$0.36
Diluted	$0.14	$0.17	$0.47	$0.35

The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average:
Stock options outstanding	530	757	694	762
Restricted stock units outstanding	139	46	190	37

4.	Financial Instruments
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2015
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2	Level 3
		Gains	Losses
Assets:
Cash equivalents:
Commercial paper	$14,798	$—	$—	$14,798	$—	$14,798	$—
Municipal bonds	1,978	—	—	1,978	—	1,978	—
Money market funds	7,504	—	—	7,504	7,504	—	—
	$24,280	$—	$—	$24,280	$7,504	$16,776	$—
Short-term investments:
Municipal bonds	$150,771	$15	$(46)	150,740	$—	$150,740	$—
Commercial paper	7,295	—	—	7,295	—	7,295	—
Corporate bonds	65,142	3	(46)	65,099	—	65,099	—
U.S. government and agency securities	47,064	20	(1)	47,083	—	47,083	—
Equity securities	577	—	(185)	392	392	—	—
	$270,849	$38	$(278)	$270,609	$392	$270,217	$—
Liabilities:
Current liabilities:
Deferred payment obligations	$4,355	$705	$—	$3,650	$—	$—	$3,650
	$4,355	$705	$—	$3,650	$—	$—	$3,650

	December 31, 2014
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2	Level 3
		Gains	Losses
Assets:
Cash equivalents:
Commercial paper	$5,749	$—	$—	$5,749	$—	$5,749	$—
U.S. government and agency securities	2,000	—	—	2,000	—	2,000	—
Municipal bonds	1,409	—	—	1,409	—	1,409	—
Money market funds	451	—	—	451	451	—	—
	$9,609	$—	$—	$9,609	$451	$9,158	$—
Short-term investments:
Municipal bonds	$120,270	$24	$(12)	$120,282	$—	$120,282	$—
Commercial paper	$2,498	—	—	2,498	—	2,498	—
Corporate bonds	$68,758	1	(87)	68,672	—	68,672	—
U.S. government and agency securities	$48,095	—	(33)	48,062	—	48,062	—
	$239,621	$25	$(132)	$239,514	$—	$239,514	$—

The Company's financial assets are generally classified as available-for-sale. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity within accumulated other comprehensive loss. Realized gains and losses on these securities are included in other income, net in the Company’s condensed consolidated statements of operations and have not been material for all periods presented.

As of June 30, 2015 and December 31, 2014, approximately 79% and 76%, respectively, of our marketable securities investments mature within one year and 21% and 24%, respectively, mature within one to five years. As of June 30, 2015, no individual securities incurred continuous unrealized losses for greater than 12 months.

As of June 30, 2015 and December 31, 2014, the Company had short-term cost method investments of $3.7 million and nil, respectively. As of June 30, 2015 and December 31, 2014, the Company had short-term investments classified as held-to-maturity of $5.0 million and nil, respectively, which had no unrealized gains or losses since acquired. Cost method and held-to-maturity investments are recorded at amortized cost in short-term investments in the Company's condensed consolidated balance sheets.

In connection with the Rockstar Transaction (see Note 9, "Commitments and Contingencies"), the Company received funding of $6.3 million from a syndicate participant. At June 30, 2015, the fair value of the loan from the syndicate participant was $3.7 million and was categorized as Level 3.

Level 3 Valuation Techniques
Level 3 financial liabilities consist of repayment obligations to a third party for which determination of fair value requires significant judgment and estimation. Changes in fair value measurement categorized within Level 3 of the fair value hierarchy are analyzed each period for changes in estimates or assumptions and recorded as the Company deems appropriate.

The Company uses the Black-Scholes option valuation model to value deferred payment obligations at inception and subsequent valuation dates. This model incorporates assumptions about details such as the value of underlying securities, expected terms, maturity, risk-free interest rates, as well as volatility. A significant change in volatility and expected term could result in a significant change in fair value. The risk-free interest rate was based on the implied yield currently available on U.S. Treasury zero coupon issues with an equivalent remaining term at the measurement date. The expected volatility was calculated using the standard deviation of the underlying security's weekly returns over the estimated period of time to take to settle the liability. The expected term of the liability is determined by the estimated settlement date of the liability. Changes in the fair value are recorded in the Company's condensed consolidated statements of operations. As of June 30, 2015, there were no transfers in or out of Level 3 from other levels of the fair value hierarchy.

5.	Patent Assets, Net
Patent assets, net, consisted of the following (in thousands):

	December 31, 2014	Additions	Disposals	June 30, 2015
Patent assets	$665,290	$74,136	$(138)	$739,288
Accumulated amortization	(428,941)	(68,202)	53	(497,090)
Patent assets, net	$236,349			$242,198

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors and software. The Company amortizes each acquired portfolio of patent assets on a straight-line basis over its estimated economic useful life. As of June 30, 2015, the estimated economic useful lives of the Company’s patent assets generally ranged from 24 to 60 months. As of June 30, 2015, the weighted-average estimated economic useful life at the time of acquisition of all patents acquired since the Company’s inception was 45 months.

As of June 30, 2015, the Company expects amortization expense in future periods to be as follows (in thousands):

2015 (remainder)	$66,315
2016	104,029
2017	49,695
2018	14,852
2019	6,864
Thereafter	443
Total estimated future amortization expense	$242,198

Amortization expense was $35.1 million and $30.1 million for the three months ended June 30, 2015 and 2014, respectively, and $68.2 million and $57.7 million for the six months ended June 30, 2015 and 2014, respectively.

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

6.	Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Internal-use software	$6,523	$5,358
Leasehold improvements	1,799	1,799
Computer, equipment and software	1,387	1,221
Furniture and fixtures	818	818
Construction-in-progress	—	167
Total property and equipment, gross	10,527	9,363
Less: Accumulated depreciation and amortization	(6,110)	(5,212)
Total property and equipment, net	$4,417	$4,151

Depreciation and amortization expense was $0.4 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively, and $0.9 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively. Stock-based compensation capitalized as part of the cost of internal-use software was nil and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and nil and $0.1 million for the six months ended June 30, 2015 and 2014, respectively.

7.	Intangible Assets, Net
Intangible assets, net, consisted of the following (in thousands):

	June 30, 2015			December 31, 2014
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Covenant not to compete	$1,900	$(655)	$1,245	$1,920	$(358)	$1,562
Proprietary data and models	2,100	(1,406)	694	2,100	(1,119)	981
Customer relationships	1,050	(526)	524	1,050	(392)	658
Trademarks	1,720	(1,520)	200	1,890	(1,565)	325
Developed technology	120	(120)	—	433	(433)	—
	$6,890	$(4,227)	$2,663	$7,393	$(3,867)	$3,526

As of June 30, 2015, the Company expects amortization expense in future periods to be as follows (in thousands):

2015 (remainder)	$862
2016	1,288
2017	513
Total estimated future amortization expense	$2,663

Amortization expense was $0.4 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, and $0.9 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively.

8.	Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued payroll-related expenses	$7,068	$9,270
Accrued expenses	2,047	4,987
Total accrued liabilities	$9,115	$14,257

9.	Commitments and Contingencies
Operating Lease Commitments
The Company generally does not enter into long-term minimum purchase commitments. Its principal long-term commitments consist of obligations under operating leases for office space. There were no substantial changes to the Company’s contractual obligations or commitments during the six months ended June 30, 2015 as compared to those presented under the heading “Commitments and Contingencies” in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2015.

Rent expense related to non-cancelable operating leases was $0.8 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively, net of sublease income of $0.2 million for each period, respectively. Rent expense related to non-cancelable operating leases was $1.7 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively, net of sublease income of $0.3 million for each period, respectively.

Deferred Payment Obligations
In connection with the Rockstar Transaction (see Note 5, "Patent Assets, Net"), the Company acquired certain common stock, convertible preferred stock, and redeemable convertible preferred stock investments held by the Sellers. To fund the acquisition of these securities, the Company received funding of $6.3 million from a syndicate participant and seller financing of $5.9 million. These balances were considered loans in the Company's condensed consolidated balance sheets and were recorded as deferred payment obligations under current liabilities as they are expected to be repaid within 12 months.

The loan received from the syndicate participant bears no interest. The terms of the obligation require repayment up to the $6.3 million received only to the extent of proceeds from the sale of the common and convertible preferred stock securities, which resulted in a difference between the funding received and the fair value of the loan. The Company elected to carry this loan at fair value and has categorized it as a Level 3 instrument due to the significance of unobservable inputs developed using company-specific information used to estimate the loan’s fair value. Changes in fair value are reported in other income, net in the Company's condensed consolidated statements of operations. During the six months ended June 30, 2015, the fair value of this loan decreased from $4.4 million to $3.7 million, resulting in a gain of $0.7 million recognized in other income, net in the condensed consolidated statements of operations.

The loan received from the Sellers is carried at cost, bears no interest, and is repayable upon redemption or conversion of the redeemable convertible preferred stock. During the three months ended June 30, 2015, the Company repaid $0.9 million of the seller financing. At June 30, 2015, the loan was recorded at $5.0 million.

Litigation
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or contingencies was recorded as of June 30, 2015 or December 31, 2014.

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

Guarantees and Indemnifications
The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. The Company had no liabilities recorded for these agreements as of June 30, 2015 or December 31, 2014. The Company has no reason to believe that there is any material liability related to such indemnification provisions. The Company does not indemnify its clients for patent infringement.

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

Reserves for Known and Incurred but not Reported Claims
In August 2012, the Company began offering insurance to cover certain costs of litigation brought against its insured clients by NPEs. As of June 30, 2015, the Company had a total of 62 active policies and had recorded a reserve of $0.5 million for known and incurred but not reported claims that represents estimated claim costs and related expenses.

The Company regularly reviews its loss reserves using a variety of actuarial techniques and updates them as its loss experience develops.

10.	Stockholders’ Equity
Equity Plans
A summary of the Company’s activity under its equity-settled award plans and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2014	2,685	3,264	$10.38
Shares authorized(1)	1,000	—	—
Options exercised	—	(663)	6.46
Options forfeited/canceled	86	(86)	14.15
Restricted stock units granted	(1,371)	—	—
Restricted stock units forfeited	362	—	—
Restricted stock units withheld related to net-share settlement of restricted stock units	151	—	—
Balance - June 30, 2015	2,913	2,515	11.28	5.6	$15,738
Vested and exercisable - June 30, 2015		2,038	11.79	5.6	12,016
Vested and expected to vest - June 30, 2015		2,475	11.32	5.6	15,402
(1) In March 2015, the Company reserved an additional 1,000,000 shares of its common stock for future issuance under the 2011 Plan.

The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2015 and 2014 was $4.3 million and $3.6 million, respectively, and $5.9 million and $5.3 million for stock options exercised during the six months ended June 30, 2015 and 2014, respectively. The total grant date fair value of stock options vested during the three months ended June 30, 2015 and 2014 was $0.8 million and $1.8 million, respectively, and $1.8 million and $3.5 million for stock options vested during the six months ended June 30, 2015 and 2014, respectively.

Restricted Stock Units
The summary of restricted stock unit (“RSU”) activity, which includes performance-based restricted stock units (“PBRSUs”), is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested units - December 31, 2014	2,460	$13.15
Granted	1,371	13.92
Vested	(460)	14.25
Forfeited	(362)	13.08
Non-vested units - June 30, 2015	3,009	13.34	$50,831

The total grant date fair value of RSUs vested during the three months ended June 30, 2015 and 2014 was $4.8 million and $5.5 million, respectively, and $7.1 million and $7.9 million for RSUs vested during the six months ended June 30, 2015 and 2014, respectively.

In October 2013, the Board of Directors approved net-share settlement for tax withholdings on RSU vesting. During the six months ended June 30, 2015, the Company withheld issuing 150,422 shares of its common stock based on the value of the RSUs on their vesting dates as determined by the Company’s closing common stock price. Total payments for employees’ minimum tax obligations to taxing authorities were $2.3 million for the six months ended June 30, 2015, and were recorded as a reduction to additional paid-in capital and reflected as a financing activity within the condensed consolidated statements of cash flows. The net-share settlements reduced the number of shares that would have otherwise been issued on the vesting date and increased the number of shares reserved for future issuance under the 2011 Plan.

Stock-Based Compensation Related to Employees and Directors
The fair value of RSUs granted to employees and directors is measured by reference to the fair value of the underlying shares on the date of grant.

PBRSUs granted during the six months ended June 30, 2015 contain both service and performance conditions that affect the quantity of awards that will vest. PBRSU's granted during the six months ended June 30, 2014 contain both service and market conditions that affect the quantity of awards that will vest. During the three months ended June 30, 2015 and 2014, the Company granted 54,375 and nil PBRSUs, respectively. During the six months ended June 30, 2015 and 2014, the Company granted 54,375 and 200,000 PBRSUs, respectively. The Company estimates the grant date fair value of PBRSUs which include market conditions using the Monte Carlo simulation model which are only applicable for the six months ended June 30, 2014. The weighted-average assumptions used to estimate the fair value of PBRSUs with market conditions and the resulting fair values are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Dividend yield	n/a	n/a	n/a	—%
Risk-free rate	n/a	n/a	n/a	0.11%
Expected volatility	n/a	n/a	n/a	48%
Grant date fair value	n/a	n/a	n/a	$7.47

Stock-based compensation expense related to stock options granted to employees and directors was $0.7 million and $1.5 million for the three months ended June 30, 2015 and 2014, respectively, and $1.5 million and $3.0 million for the six months ended June 30, 2015 and 2014, respectively. Stock-based compensation expense related to RSUs granted to employees and directors was $3.7 million and $3.4 million for the three months ended June 30, 2015 and 2014, respectively, and $6.8 million and $5.6 million for the six months ended June 30, 2015 and 2014, respectively. Stock-based compensation expense related to PBRSUs granted to employees was $0.2 million for each of the three months ended June 30, 2015 and 2014, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, there was $2.5 million and $36.7 million of unrecognized compensation cost related to stock options and RSUs, including PBRSUs, respectively, which is expected to be recognized over a weighted-average period of 1.0 year and 2.7 years, respectively. Future grants of equity awards will increase the amount of stock-based compensation expense to be recorded.

Stock Repurchase Program
On February 10, 2015, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company is authorized to repurchase up to $75.0 million of its outstanding common stock with no expiration date from the date of authorization. As of June 30, 2015, the Company repurchased $3.5 million of the outstanding common stock. Under the program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The share repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. The Company repurchased shares of its common stock in the open market, which were retired upon repurchase, during the period presented as follows (in thousands, except per share data):

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased
Balance as of January 1, 2015	—	$—	$—
Repurchase of shares of common stock	238	14.88	3,541
Balance as of June 30, 2015	238	$14.88	$3,541

11.	Income Taxes
The Company uses an estimated annual effective tax rate based upon a projection of its annual fiscal year results to measure the income tax benefit or expense recognized in each interim period. The Company’s effective tax rate, including the impact of discrete benefit items, was 39% and 37% for the three months ended June 30, 2015 and 2014, respectively and 38% and 37% for the six months ended June 30, 2015 and 2014, respectively.

The Company’s 2010 tax year is currently under examination by the State of California Franchise Tax Board. The Company does not expect a material impact on its consolidated financial statements as a result of this examination. The 2011 through 2013 tax periods remain open to examination by the Internal Revenue Service and the 2010 through 2013 tax periods remain open to examination by most state tax authorities. For the Company's foreign jurisdictions, the 2009 through 2014 tax years remain open to examination by their respective tax authorities.

12.	Related-Party Transactions
During the three months ended June 30, 2015 and 2014, four and five members, respectively, of the Company’s Board of Directors also served on the boards of directors of RPX clients. During each of the six months ended June 30, 2015 and 2014, five members of the Company's Board of Directors also served on the boards of directors of RPX clients. The Company recognized subscription revenue from these clients in the amount of $2.3 million and $2.2 million for the three months ended June 30, 2015 and 2014, respectively, and $4.7 million and $4.3 million for the six months ended June 30, 2015 and 2014, respectively. As of December 31, 2014, there was $0.1 million of receivables due from these clients. There were no receivables due from these clients as of June 30, 2015.

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

The following table presents revenue by location and revenue generated by country as a percentage of total revenue for the applicable period, for countries representing 10% or more of revenues for one or more of the periods presented (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
United States	$41,949	62%	$40,839	64%	$96,995	65%	$77,944	62%
Korea	7,282	11	4,325	7	13,969	9	8,843	7
Japan	9,153	13	9,293	14	18,485	12	18,849	15
Other	9,167	14	9,836	15	21,389	14	20,545	16
Total revenue	$67,551	100%	$64,293	100%	$150,838	100%	$126,181	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

During the six months ended June 30, 2015, our revenue grew to $150.8 million from $126.2 million for the six months ended June 30, 2014. Our client count increased by 21 clients during the six months ended June 30, 2015, bringing our total client network to 225 as of June 30, 2015. At June 30, 2015, we had deferred revenue of $142.6 million.

We believe that our acquisitions of patent assets are a key driver of the value that we create for our clients. We measure patent asset acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital. During the six months ended June 30, 2015, we completed 45 acquisitions of patent assets and our gross and net acquisition spend totaled $945.3 million and $74.1 million, respectively. From our inception through June 30, 2015, we have completed 272 acquisitions of patent assets with gross and net acquisition spend of $1,860.2 million and $743.4 million, respectively.

Insuring against the costs of non-practicing entity (“NPE”) litigation is a natural extension of our core defensive patent acquisition service. In August 2012, we started to offer NPE patent infringement liability insurance, which is a liability insurance policy for operating companies that covers certain costs associated with patent infringement lawsuits by NPEs. The insurance product complements our core defensive patent acquisition service, enabling policyholders to better manage and mitigate the risk of NPE patent litigation. In connection with an evolution of the way that we sell insurance policies, during March 2014 we formed a reinsurance company to assume some portion of the underwriting risk on insurance policies that the we issue on behalf of a Lloyd’s of London underwriting syndicate. We began issuing new policies under the reinsurance model in May 2014. As of June 30, 2015, we had a total of 62 active insurance policies. The effect of the insurance policies that have been issued was not material to our results of operations or financial condition for the six months ended June 30, 2015 or 2014.

Key Components of Results of Operations
Revenue
Subscription revenue includes membership subscription services, premiums earned from insurance policies, and management fees. Historically, the majority of our revenue has consisted of fees paid by our clients under subscription agreements. Subscription revenue will be positively or negatively impacted by the financial performance of our clients since their subscription fees typically reset annually based upon their most recently reported annual financial results. In August 2012, we launched our insurance product and started to recognize insurance premium revenue from the insurance policies that we underwrite. As the primary insurer, we had been recognizing the full insurance premium as revenue. In May 2014, we began offering a new insurance product and as a result now recognize only the portion of the underwriting risk that we assume. In addition, we receive management fees for marketing, underwriting, and claims management services. Although we expect this revenue to increase as we sell more policies in the future, for the three and six months ended June 30, 2015 and 2014, insurance premium revenue was not material to our results of operations.

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

Cost of Revenue
Cost of revenue primarily consists of amortization expenses related to acquired patent assets. Acquired patent assets are capitalized and amortized ratably over their estimated useful lives, which typically relates to the anticipated cash flows from clients and prospects that will benefit from the transaction. Also included in the cost of revenue are expenses incurred to maintain our patents, prosecute our patent applications, conduct inter partes reviews and prior art searches, and amortization expenses for acquired intangible assets and internally developed software. With the launch of our insurance offering in August 2012, cost of revenue began to include premiums ceded to reinsurers and loss reserves. We began to issue new policies under the reinsurance model in May 2014 and under this model we do not cede premiums. We expect our cost of revenue to increase in the future as we add additional patent assets to our existing portfolio to support our existing and future clients and as our insurance business grows. Our cost of revenue is primarily driven by the amortization of previously acquired patent assets, which are typically amortized over an estimated useful life of 24 to 60 months. From time to time, we may acquire patent assets that are valuable to our clients and prospects with an estimated useful life that is significantly less than the historical weighted-average of patent assets previously acquired, resulting in increased patent asset amortization expense in immediate periods following acquisition. Estimating the economic useful lives of our patent assets depends on various factors including whether we acquire patents or licenses to patents, and the remaining statutory life of the underlying patents, either of which could result in shorter amortization periods. We believe that amortization periods of patent assets to be acquired in future periods may be amortized over shorter periods than the historical weighted-average of 45 months.

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

Other Income, Net
Other income, net primarily consists of interest income earned on our cash, cash equivalents and short-term investments and changes in fair value of our deferred payment obligations.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2015, as compared to the critical accounting policies and estimates presented under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2015.

Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which will supersede most existing revenue recognition guidance in U.S. generally accepted accounting principles (“U.S. GAAP”) once it becomes effective. ASU 2014-09 requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted for annual and interim periods beginning after December 31, 2016. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
Results of Operations
The following table sets forth our condensed consolidated statement of operations data for each of the periods indicated (in thousands). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$67,551	$64,293	$150,838	$126,181
Cost of revenue	36,985	31,542	71,744	60,462
Selling, general and administrative expenses	18,997	18,579	38,456	35,834
Gain on sale of patent assets, net	(592)	(699)	(592)	(699)
Operating income	12,161	14,871	41,230	30,584
Other income, net	934	94	1,055	193
Income before provision for income taxes	13,095	14,965	42,285	30,777
Provision for income taxes	5,065	5,566	16,224	11,518
Net income	$8,030	$9,399	$26,061	$19,259

The following table sets forth our condensed consolidated statement of operations data as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	100%	100%	100%	100%
Cost of revenue	55	49	48	48
Selling, general and administrative expenses	28	29	25	28
Gain on sale of patent assets, net	(1)	(1)	—	(1)
Operating income	18	23	27	25
Other income, net	1	—	1	—
Income before provision for income taxes	19	23	28	25
Provision for income taxes	7	9	11	9
Net income	12%	14%	17%	16%

Revenue
Our revenue for the three months ended June 30, 2015 was $67.6 million compared to $64.3 million during the same period a year prior, an increase of $3.3 million, or 5%. Subscription revenue, which includes membership subscription services, premiums earned from insurance policies, and management fees, for the three months ended June 30, 2015 was $67.6 million compared to $64.3 million for the three months ended June 30, 2014. The increase in subscription revenue was primarily attributable to an increase in membership fees and insurance premiums of $4.7 million from new clients who joined our network subsequent to June 30, 2014 offset by a decrease of $1.4 million from clients who joined our network prior to June 30, 2014. As of June 30, 2015, we had a total client network of 225 companies as compared to 184 as of June 30, 2014.

Our revenue for the six months ended June 30, 2015 was $150.8 million compared to $126.2 million during the same period a year prior, an increase of $24.6 million, or 19%. Subscription revenue, which includes membership subscription services, premiums earned from insurance policies, and management fees, for the six months ended June 30, 2015 was $133.8 million compared to $125.1 million for the six months ended June 30, 2014. The increase in subscription revenue was primarily attributable to an increase in membership fees and insurance premiums of $8.3 million from new clients who joined our network subsequent to June 30, 2014 and $0.4 million from clients who joined our network prior to June 30, 2014. Revenue for the six months ended June 30, 2015 and 2014 included fee-related revenue of $17.0 million and $1.1 million, respectively. This increase in fee-related revenue was primarily attributable to the success fee earned in relation to a particularly large syndicated acquisition as well as the sale of perpetual licenses to this portfolio.

Cost of Revenue
Our cost of revenue for the three months ended June 30, 2015 was $37.0 million compared to $31.5 million during the same period a year prior, an increase of $5.5 million, or 17%. The increase was primarily attributable to a $5.0 million increase in patent amortization expense as a result of an increase in our patent assets and shorter than historical amortization periods for certain patent assets acquired subsequent to June 30, 2014. Patent assets acquired during the three months ended June 30, 2015 had a weighted-average amortization period of 25 months compared with the historical weighted-average since our inception of 45 months. This increase is also attributable to a $0.8 million increase in expenses incurred to maintain and prosecute patents and patent applications included in our portfolio and a $0.2 million increase in expenses incurred to conduct inter partes reviews and prior art searches offset by $0.5 million decrease in costs related to our insurance business.

Our cost of revenue for the six months ended June 30, 2015 was $71.7 million compared to $60.5 million during the same period a year prior, an increase of $11.2 million, or 19%. The increase was primarily attributable to a $10.5 million increase in patent amortization expense as a result of an increase in our patent assets, and shorter than historical amortization periods for certain patent assets acquired subsequent to June 30, 2014. Patent assets acquired during the six months ended June 30, 2015 had a weighted-average amortization period of 40 months compared with the historical weighted-average since our inception of 45 months. This increase is also attributable to a $1.0 million increase in expenses incurred to maintain and prosecute patents and patent applications included in our portfolio and a $0.3 million increase in expenses incurred to conduct inter partes reviews and prior art searches offset by $0.6 million decrease in costs related to our insurance business.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended June 30, 2015 were $19.0 million compared to $18.6 million during the same period a year prior, an increase of $0.4 million, or 2%. The increase was primarily due to a $0.4 million increase in personnel-related costs primarily attributable to increasing our headcount to 153 employees as of June 30, 2015 as we continued to expand the parts of our organization that support our clients.

Our selling, general and administrative expenses for the six months ended June 30, 2015 were $38.5 million compared to $35.8 million during the same period a year prior, an increase of $2.7 million, or 8%. The increase was primarily due to a $1.9 million increase in personnel-related costs primarily attributable to increasing our headcount to 153 employees as of June 30, 2015. The remaining increase was due to increases in general corporate expenses.

Other Income, net
Our other income, net for the three months ended June 30, 2015 was $0.9 million compared to $0.1 million during the same period a year prior, an increase of $0.8 million. The increase was primarily due to a $0.7 million fair value adjustment on our deferred payment obligations.

Our other income, net for the six months ended June 30, 2015 was $1.1 million compared to $0.2 million during the same period a year prior, an increase of $0.9 million. The increase was primarily due to a $0.7 million fair value adjustment on our deferred payment obligations.

Provision for Income Taxes
Our provision for income taxes was $5.1 million and $5.6 million for the three months ended June 30, 2015 and 2014, respectively, and $16.2 million and $11.5 million for the six months ended June 30, 2015 and 2014, respectively. Our effective tax rate, including the impact of discrete benefit items, was 39% and 37% for the three months ended June 30, 2015 and 2014, respectively, and 38% and 37% for the six months ended June 30, 2015 and 2014, respectively.
Liquidity and Capital Resources
We have financed substantially all of our operations and patent asset acquisitions through subscription and other fees collected from our clients, patent-seller financing, and the sale of equity securities. As of June 30, 2015, we had $101.9 million of cash and cash equivalents and $279.3 million in short-term investments. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future capital needs will depend on many factors, including, among other things, our acquisition of patent assets, addition and renewal of client membership agreements, growth of our insurance business and development of new products and services. We anticipate an increased level of patent acquisition spending as our business grows. We expect our cash used in investing activities to increase in the future as we acquire additional patent assets. We expect our cash used in financing activities to increase in the future as we execute our stock repurchase program by purchasing RPX shares. Additionally, we may enter into potential investments in, or acquisitions of, complementary businesses which could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$108,068	$100,305
Net cash used in investing activities	(89,191)	(83,601)
Net cash provided by financing activities	4,976	1,730
Net increase in cash and cash equivalents	$23,853	$18,434

Cash Flows from Operating Activities
Cash provided by operating activities for the six months ended June 30, 2015 was $108.1 million, consisting of adjustments for non-cash items of $79.0 million, changes in working capital and non-current assets and liabilities of $3.0 million and net income of $26.1 million. Non-cash adjustments to net income primarily consisted of $70.0 million of depreciation and amortization, $8.5 million of stock-based compensation, and $3.2 million of amortization of premium on investments, offset by a reduction of $1.2 million due to excess tax benefit from stock-based compensation, a $0.6 million gain on the sale of patent assets, a $0.2 million net increase in our deferred taxes, and a $0.7 million fair value adjustment on our deferred payment obligations. The change in working capital and non-current assets and liabilities resulted primarily from a $13.2 million decrease in accounts receivable, a $6.3 million increase in deferred revenue, and a $0.4 million increase in accounts payable, partially offset by a $12.1 million increase in prepaid expenses and other assets and a $4.9 million decrease in our accrued and other liabilities. The decrease in accounts receivable was due to $161.4 million in cash collections, partially offset by billings to new and existing clients of $148.2 million. The increase in deferred revenue was due to revenue recognized during the period of $134.4 million, partially offset by $140.7 million in billings to new and existing clients. The amount of deferred revenue in any given period varies with the addition of new clients, the mix of payment terms that we offer and the timing of invoicing existing clients.

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

Cash Flows from Investing Activities
Cash used in investing activities for the six months ended June 30, 2015 was $89.2 million, of which $48.9 million was used to acquire patent assets, $37.1 million represented net purchases of short-term marketable securities, $2.5 million was used for acquisitions of other assets, $1.1 million was used to acquire property and equipment, and $0.4 million was used for the final payment of the acquisition of DCML Services Corporation. This decrease was partially offset by $0.7 million in proceeds from the sale of patent assets and $0.3 million decrease in restricted cash.

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

Cash Flows from Financing Activities
Cash provided by financing activities for the six months ended June 30, 2015 was $5.0 million, of which $6.3 million was from proceeds from deferred payment obligations, $4.3 million was the result of proceeds from the exercise of stock options and other common stock issuances and $1.2 million was due to excess tax benefit from stock-based compensation. This increase was partially offset by $3.5 million used to repurchase our common stock under our share repurchase program, $2.3 million in taxes paid related to net-share settlements of restricted stock units, and $0.9 million used for repayments of deferred payment obligations.

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
Contractual Obligations and Commitments
Operating Lease Commitments
We generally do not enter into long-term minimum purchase commitments. Our principal long-term commitments consist of obligations under operating leases for office space. There were no substantial changes to our contractual obligations and commitments during the six months ended June 30, 2015 as compared to our contractual obligations and commitments presented under the heading “Contractual Obligations and Commitments” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the heading “Commitments and Contingencies” in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on March 2, 2015.
Issuer Purchases of Equity Securities
In February 2015, our Board of Directors authorized the repurchase of up to $75.0 million of our outstanding shares of common stock. As part of the share repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined in our discretion and will depend on factors such as cash generation from operations, other cash requirements, economic and market conditions, stock price and legal and regulatory requirements. The share repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. As of June 30, 2015, we had repurchased an aggregate of 238,000 shares of common stock in the open market for $3.5 million under the share repurchase program.
Off Balance Sheet Arrangements
At June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk
Our subscription agreements are denominated in U.S. Dollars and, therefore, our revenue is not currently subject to significant foreign currency risk. Our expenses are incurred primarily in the United States, with a small portion of expenses incurred and denominated in the currencies where our international offices are located. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Japanese Yen and European Euro relative to the U.S. Dollar. To date, we have not entered into any foreign currency hedging contracts.

Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $381.2 million as of June 30, 2015. Our cash balances deposited in U.S. banks are non-interest bearing and insured up to the Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents consist primarily of commercial paper, institutional money market funds, and municipal bonds denominated primarily in U.S. Dollars. Interest rate fluctuations affect the returns on our invested funds.

As of June 30, 2015, our short-term investments of $279.3 million were primarily invested in municipal and corporate bonds maturing between 90 days and 12 months, U.S. government and agency securities, commercial paper, and equity securities. As of June 30, 2015, our investments were primarily classified as available-for-sale and, consequently, were recorded at fair value in the condensed consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in the fair value of an asset below its carrying value is other-than-temporary. As of June 30, 2015, we had not recorded an impairment related to our investments in the condensed consolidated statement of operations.

If overall interest rates had changed by 10% during the six months ended June 30, 2015, the fair value of our investments would not have been materially affected.

Effect of Inflation
We believe that inflation has not had a material impact on our consolidated results of operations for the six months ended June 30, 2015. There can be no assurance that future inflation will not have an adverse impact on our consolidated results of operations or financial condition.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 which were identified in connection with management's evaluation required by Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the factors described above and elsewhere in this Item 1A, other factors that may affect our operating results include:

•	increases in the prices we need to pay to acquire patent assets;

•	increases in operating expenses, including those attributable to additional headcount and the costs of new business initiatives;

•	our lengthy and unpredictable membership sales cycle, including delays in potential clients’ decisions whether to subscribe to our solution;

•	lower subscription fees from clients whose annual subscription fees decrease due to declining operating income or revenue of such clients or the effects of changes in foreign exchange rates;

•	losses incurred as a result of claims made on insurance policies underwritten or assumed by us;

•	non-renewals from existing clients for any reason;

•	loss of clients, including through acquisitions or consolidations;

•	changes in our subscription fee rates or changes in our own pricing and discounting policies or those of our competitors;

•	our inability to acquire patent assets that are being asserted or may be asserted against our clients due to lack of availability, unfavorable pricing terms or otherwise;

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
Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. The weighted-average term of our subscription agreements in effect as of June 30, 2015 was 2.6 years. As our overall membership base grows, we expect our rate of client renewals to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements may decrease. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

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

Our rate cards generally provide that our subscription fee as a percentage of the client’s operating income decreases as their operating income goes up. In addition, many of our clients’ rate cards are subject to an annual cap. As a result, if one of our clients acquires another client, our future revenue could be reduced as a result of the application of our rate card to the combined entity rather than to each entity separately. Any reduction in subscription fees could harm our business and operating results.

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

We may acquire or invest in other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results. We may also be unable to realize the expected benefits and synergies of any acquisitions.
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

Our business model requires estimates and judgments by our management. Our estimates and judgments are subject to changes that could adversely affect our operating results.
Our patent risk management business model is relatively new and therefore our accounting and tax treatment has limited precedent. The determination of patent asset amortization expense for financial and income tax reporting requires estimates and judgments on the part of management. Some of our patent asset acquisitions are complex, requiring additional estimates and judgments on the part of our management. From time to time, we evaluate our estimates and judgments; however, such estimates and judgments are, by their nature, subject to risks, uncertainties and assumptions, and factors may arise that lead us to change our estimates or judgments. If this or any other changes occur, our operating results may be adversely affected. Furthermore, if the accounting or tax treatment is challenged, we may be required to spend considerable time and expense defending our position and we may be unable to successfully defend our accounting or tax treatment, any of which could adversely affect our business and operating results.

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
We expect to increase future expenditures to develop and expand our business, including making substantial expenditures to develop new solutions. For example, in March 2014 we formed a reinsurance company to bear some underwriting risk on insurance policies that the Company issues on behalf of a Lloyd’s of London underwriting syndicate. We began placing new policies under the reinsurance model in May 2014. Developing and offering these new solutions may cause us to incur substantial additional operating expenses. Our efforts to develop this and other new solutions will result in an increase in our operating expenses with no assurance that such solutions will result in additional revenue that is sufficient to offset the additional expenses we incur.

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
Because of our presence in an emerging industry, the application to us of existing United States and foreign laws is unclear. Many laws do not contemplate or address the specific issues associated with our patent risk management solution or other products and services we may provide in the future. It is possible that courts or other governmental authorities will interpret existing laws regulating risk management and insurance, competition and antitrust practices, taxation, the practice of law and patent usage and transfers in a manner that is inconsistent with our business practices. Our business, prospects, financial condition and results of operations may be harmed if our operations are found to be in violation of any existing laws or any other governmental regulations that may apply to us. Additionally, existing laws and regulations may restrict our ability to deliver services to our clients, limit our ability to grow and cause us to incur significant expenses in order to comply with such laws and regulations. Even if our business practices are ultimately not affected, we may incur significant cost to defend our actions, incur negative publicity and suffer substantial diversion of management time and effort. This could have a material adverse effect on our business, prospects, financial condition and results of operations.

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
We receive a significant amount of our revenue from a limited number of clients. For example, during the six months ended June 30, 2015, our 10 highest revenue-generating clients accounted for approximately 28% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients chooses not to renew its membership, or if our subscription fees from one of these clients decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

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
Our operations and performance depend significantly on worldwide economic conditions, and the United States and world economies have recently and may continue to experience weak economic conditions. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material negative effect on the demand for our solution. Furthermore, if our clients experience reduced operating income or revenues as a result of economic conditions or otherwise, it would reduce their subscription fees because those fees are generally reset annually based on the clients’ operating income or revenue. If the subscription fees payable under our subscription agreements are reduced substantially, it would have an adverse effect on our business and results of operations.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased, and will likely continue to increase, our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and place significant strain on our personnel, systems and resources. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time. This could result in continuing uncertainty regarding compliance matters, higher administrative expenses and a diversion of management’s time and attention. Further, if our compliance efforts differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Being a public company that is subject to these rules and regulations also makes it more expensive for us to obtain and retain director and officer liability insurance, and we may in the future be required to accept reduced coverage or incur substantially higher costs to obtain or retain adequate coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

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
As of January 1, 2015, we had secured quota share reinsurance from third party reinsurers for 42% of the risk underwritten through our risk retention group and 40% of the risk underwritten for our insurance company business partner. The availability and cost of reinsurance that we purchase are subject to prevailing market conditions that are beyond our control. No assurances can be made that reinsurance will remain continuously available to us in amounts that we consider sufficient and at rates that we consider acceptable, which would cause us to increase the amount of risk we retain, reduce the amount of business we underwrite or look for alternatives to reinsurance. This, in turn, could have a material adverse effect on our financial condition or results of operations.

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

As of June 30, 2015, some of our existing stockholders have demand and piggyback rights to require us to register with the SEC approximately 1,280,000 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

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
In February 2015, our board of directors approved a share repurchase program of up to $75 million. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program's effectiveness.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Stock repurchase activity during the three months ended June 30, 2015 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value that May Yet be Purchased Under the Programs (1)
April 30, 2015	151,078	$14.64	151,078	$72,500,851
May 31, 2015	57,219	15.54	57,219	71,611,914
June 30, 2015	9,550	15.92	9,550	71,459,902
	217,847		217,847
(1) On February 10, 2015, the Company announced that its Board of Directors has authorized a share repurchase program under which the Company is authorized to repurchase up to $75.0 million of its outstanding common stock with no expiration date from the date of authorization. As of June 30, 2015, the Company repurchased $3.5 million of the outstanding common stock. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s share repurchase program does not obligate it to acquire any specific number of shares.

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
† Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that has been granted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPX CORPORATION
(Registrant)

Date:	August 4, 2015	By:	/s/ JOHN A. AMSTER
John A. Amster
Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2015	By:	/s/ ROBERT HEATH
Robert Heath
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)