Form 10-Q
period 2015-09-30
RPX Corp
filed 2015-11-02
CIK 1509432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————
FORM 10-Q
————————————————
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
There were 54,386,672 shares of the registrant’s common stock issued and outstanding as of October 29, 2015.

RPX Corporation
Form 10-Q Quarterly Report
————————————————

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements (unaudited)

RPX Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$104,568	$78,019
Short-term investments	263,453	239,514
Restricted cash	651	584
Accounts receivable	10,676	24,793
Prepaid expenses and other current assets	9,217	3,466
Deferred tax assets	4,399	4,400
Total current assets	392,964	350,776
Patent assets, net	242,178	236,349
Property and equipment, net	4,544	4,151
Intangible assets, net	2,232	3,526
Goodwill	19,978	19,978
Restricted cash, less current portion	727	1,091
Deferred tax assets, less current portion	—	93
Other assets	6,605	26,100
Total assets	$669,228	$642,064
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$953	$235
Accrued liabilities	11,041	14,257
Deferred revenue	112,087	133,316
Deferred payment obligations	8,038	—
Other current liabilities	1,662	640
Total current liabilities	133,781	148,448
Deferred revenue, less current portion	5,344	2,893
Deferred tax liabilities	181	—
Other liabilities	5,764	5,678
Total liabilities	145,070	157,019
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	341,066	326,280
Retained earnings	183,396	158,868
Accumulated other comprehensive loss	(309)	(108)
Total stockholders’ equity	524,158	485,045
Total liabilities and stockholders’ equity	$669,228	$642,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$68,212	$65,407	$219,050	$191,588
Cost of revenue	37,639	30,444	109,383	90,906
Selling, general and administrative expenses	18,773	17,786	57,229	53,620
Gain on sale of patent assets, net	—	(8)	(592)	(707)
Operating income	11,800	17,185	53,030	47,769
Other income, net	876	73	1,931	266
Income before provision for income taxes	12,676	17,258	54,961	48,035
Provision for income taxes	4,842	6,425	21,066	17,943
Net income	$7,834	$10,833	$33,895	$30,092

Net income per share:
Basic	$0.14	$0.20	$0.62	$0.56
Diluted	$0.14	$0.20	$0.61	$0.55
Weighted-average shares used in computing net income per share:
Basic	54,800	53,773	54,491	53,263
Diluted	55,703	55,029	55,547	54,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$7,834	$10,833	$33,895	$30,092
Other comprehensive income, net of tax:
Unrealized holding losses on available-for-sale securities arising during the period, net of tax	(69)	(81)	(201)	(100)
Comprehensive income	$7,765	$10,752	$33,694	$29,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income	$33,895	$30,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,026	89,700
Stock-based compensation	13,128	13,353
Excess tax benefit from stock-based compensation	(1,404)	(2,394)
Gain on sale of patent assets, net	(592)	(707)
Amortization of premium on investments	4,838	5,031
Deferred taxes	(376)	(1,797)
Fair value adjustments on deferred payment obligations	(1,317)	—
Other	—	(500)
Changes in assets and liabilities, net of business acquired:
Accounts receivable	14,117	17,227
Prepaid expenses and other assets	(9,790)	(8,833)
Accounts payable	718	264
Accrued and other liabilities	(2,833)	1,507
Deferred revenue	(18,878)	(25,023)
Net cash provided by operating activities	138,532	117,920
Investing activities
Purchases of investments	(205,393)	(176,209)
Maturities of investments	182,725	146,225
Business acquisition, net of cash acquired	(425)	(2,286)
Decrease in restricted cash	297	67
Purchases of property and equipment	(1,617)	(1,084)
Acquisitions of patent assets	(84,068)	(103,958)
Proceeds from sale of patent assets	650	1,086
Acquisition of other assets	(2,500)	—
Net cash used in investing activities	(110,331)	(136,159)
Financing activities
Repayments of principal on deferred payment obligations	(935)	—
Proceeds from deferred payment obligations	6,270	—
Proceeds from exercise of stock options and other common stock issuances	4,646	2,864
Taxes paid related to net-share settlements of restricted stock units	(3,670)	(3,848)
Excess tax benefit from stock-based compensation	1,404	2,394
Repurchase of common stock	(9,367)	—
Net cash (used in) provided by financing activities	(1,652)	1,410
Net increase (decrease) in cash and cash equivalents	26,549	(16,829)
Cash and cash equivalents at beginning of period	78,019	100,155
Cash and cash equivalents at end of period	$104,568	$83,326

Non-cash investing and financing activities
Change in patent assets purchased and accrued but not paid	$1,250	$11,700
Change in fixed assets purchased and accrued but not paid	—	(166)
Change in other assets purchased and accrued but not paid	—	(63)
Unpaid cash consideration for business acquisition	—	425
Nonmonetary exchange for investments	5,935	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Nature of Business
RPX Corporation (also referred to herein as “RPX” or the “Company”) helps companies reduce patent-related risk and expense by providing a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. The core of the Company’s solution is defensive patent aggregation, in which it acquires patents or licenses to patents that are being or may be asserted against the Company’s current or prospective clients. The Company occasionally enters into agreements to acquire covenants not to sue in order to further mitigate its clients’ litigation risk. The acquired patents, licenses to patents, patent rights and agreements for covenants not to sue are collectively referred to as “patent assets.” The Company’s clients pay an annual subscription fee and in return, receive a license from the Company to substantially all of its patent assets and access to its proprietary patent market intelligence and data. In addition to the Company’s core solution, in August 2012, the Company began underwriting patent infringement liability insurance policies to insure against certain costs of litigation from non-practicing entities (“NPEs”). In March 2014, the Company formed a reinsurance company to assume a portion of the underwriting risk on insurance policies that the Company issues on behalf of a Lloyd’s of London underwriting syndicate. The Company began placing new policies under the reinsurance model in May 2014. As of, and for the nine months ended September 30, 2015, the effect of the insurance policies that the Company has issued or assumed through its reinsurance business was not material to the Company’s results of operations, financial condition or cash flows.
2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of September 30, 2015, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014, are unaudited. The condensed consolidated balance sheet as of December 31, 2014 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended December 31, 2014, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, necessary to state fairly the results of the interim periods have been included in the accompanying financial statements. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any subsequent interim period or for the year ending December 31, 2015.

Recently Adopted Accounting Standards
In September 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments guidance to simplify the accounting for adjustments made during the measurement period to provisional amounts recognized in a business combination. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and requires prospective application. Early adoption is permitted. The Company expects to adopt this guidance when effective, and does not expect this guidance to have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which will supersede most existing revenue recognition guidance in U.S. generally accepted accounting principles (“U.S. GAAP”) once it becomes effective. ASU 2014-09 requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2015, as compared to the significant accounting policies presented under the heading “Basis of Presentation and Significant Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2015.

3.	Net Income Per Share
Basic and diluted net income per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by using the weighted-average number of shares of common stock outstanding during the period, including potentially dilutive shares. Potentially dilutive shares include outstanding stock options and unused restricted stock units ("RSUs"). The dilutive effect of potentially dilutive shares is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair value of the Company's common stock can result in a greater dilutive effect from potentially dilutive shares.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$7,834	$10,833	$33,895	$30,092
Denominator:
Basic shares:
Weighted-average shares used in computing basic net income per share	54,800	53,773	54,491	53,263
Diluted shares:
Weighted-average shares used in computing basic net income per share	54,800	53,773	54,491	53,263
Dilutive effect of stock options and restricted stock units using the treasury-stock method	903	1,256	1,056	1,479
Weighted-average shares used in computing diluted net income per share	55,703	55,029	55,547	54,742
Net income per share:
Basic	$0.14	$0.20	$0.62	$0.56
Diluted	$0.14	$0.20	$0.61	$0.55

The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-average:
Stock options outstanding	657	763	681	749
Restricted stock units outstanding	223	245	202	30

4.	Financial Instruments
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2015
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2	Level 3
		Gains	Losses
Assets:
Cash equivalents:
Commercial paper	$23,146	$—	$—	$23,146	$—	$23,146	$—
Municipal bonds	4,813	—	—	4,813	—	4,813	—
Money market funds	12,237	—	—	12,237	12,237	—	—
	$40,196	$—	$—	$40,196	$12,237	$27,959	$—
Short-term investments:
Municipal bonds	$128,722	$59	$(5)	128,776	$—	$128,776	$—
Commercial paper	5,291	—	—	5,291	—	5,291	—
Corporate bonds	50,014	3	(125)	49,892	—	49,892	—
U.S. government and agency securities	70,527	20	(4)	70,543	—	70,543	—
Equity securities	535	—	(257)	278	278	—	—
	$255,089	$82	$(391)	$254,780	$278	$254,502	$—
Liabilities:
Current liabilities:
Deferred payment obligations	$4,355	$1,317	$—	$3,038	$—	$—	$3,038

	December 31, 2014
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2	Level 3
		Gains	Losses
Assets:
Cash equivalents:
Commercial paper	$5,749	$—	$—	$5,749	$—	$5,749	$—
U.S. government and agency securities	2,000	—	—	2,000	—	2,000	—
Municipal bonds	1,409	—	—	1,409	—	1,409	—
Money market funds	451	—	—	451	451	—	—
	$9,609	$—	$—	$9,609	$451	$9,158	$—
Short-term investments:
Municipal bonds	$120,270	$24	$(12)	$120,282	$—	$120,282	$—
Commercial paper	2,498	—	—	2,498	—	2,498	—
Corporate bonds	68,758	1	(87)	68,672	—	68,672	—
U.S. government and agency securities	48,095	—	(33)	48,062	—	48,062	—
	$239,621	$25	$(132)	$239,514	$—	$239,514	$—

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

As of September 30, 2015 and December 31, 2014, approximately 81% and 76%, respectively, of our marketable security investments mature within one year and 19% and 24%, respectively, mature within one to five years. As of September 30, 2015, no individual securities incurred continuous unrealized losses for greater than 12 months.

As of September 30, 2015 and December 31, 2014, the Company had short-term cost method investments of $3.7 million and nil, respectively. As of September 30, 2015 and December 31, 2014, the Company had short-term investments classified as held-to-maturity of $5.0 million and nil, respectively. Cost method and held-to-maturity investments are recorded at amortized cost in short-term investments in the Company's condensed consolidated balance sheets.

In connection with the Rockstar Transaction (see Note 10, "Commitments and Contingencies"), the Company received funding of $6.3 million from a syndicate participant. At September 30, 2015, the fair value of the loan from the syndicate participant was $3.0 million and was categorized as Level 3.

Level 3 Valuation Techniques
Level 3 financial liabilities consist of repayment obligations to a third party for which determination of fair value requires significant judgment and estimation. Changes in fair value measurement categorized within Level 3 of the fair value hierarchy are analyzed each period for changes in estimates or assumptions and recorded as the Company deems appropriate.

The Company uses the Black-Scholes option valuation model to value these deferred payment obligations at inception and subsequent valuation dates. This model incorporates assumptions about details such as the value of underlying securities, expected terms, maturity, risk-free interest rates, as well as volatility. A significant change in volatility and expected term could result in a significant change in fair value. The risk-free interest rate was based on the implied yield currently available on U.S. Treasury zero coupon issues with an equivalent remaining term at the measurement date. The expected volatility was calculated using the standard deviation of the underlying security's weekly returns over the estimated period of time to take to settle the liability. The expected term of the liability is determined by the estimated settlement date of the liability. Changes in the fair value are recorded in other income, net in the Company's condensed consolidated statements of operations. As of September 30, 2015, there were no transfers in or out of Level 3 from other levels of the fair value hierarchy.

5.	Patent Assets, Net
Patent assets, net, consisted of the following (in thousands):

	December 31, 2014	Additions	Disposals	September 30, 2015
Patent assets	$665,290	$110,318	$(167)	$775,441
Accumulated amortization	(428,941)	(104,388)	66	(533,263)
Patent assets, net	$236,349			$242,178

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors and software. The Company amortizes each acquired portfolio of patent assets on a straight-line basis over its estimated economic useful life. As of September 30, 2015, the estimated economic useful lives of the Company’s patent assets generally ranged from 24 to 60 months. As of September 30, 2015, the weighted-average estimated economic useful life at the time of acquisition of all patents acquired since the Company’s inception was 44 months.

As of September 30, 2015, the Company expects amortization expense in future periods to be as follows (in thousands):

2015 (remainder)	$36,271
2016	119,252
2017	62,886
2018	16,457
2019	6,868
Thereafter	444
Total estimated future amortization expense	$242,178

Amortization expense was $36.2 million and $29.5 million for the three months ended September 30, 2015 and 2014, respectively, and $104.4 million and $87.2 million for the nine months ended September 30, 2015 and 2014, respectively.

On December 22, 2014, the Company and RPX Clearinghouse LLC (a wholly-owned subsidiary of the Company) entered into an Asset Purchase Agreement by and among Rockstar Consortium US LP, Rockstar Consortium LLC, Bockstar Technologies LLC, Constellation Technologies LLC, MobileStar Technologies LLC, and NetStar Technologies LLC (the “Sellers”), for the purchase of substantially all of the patent assets owned or controlled by the Sellers (the “Rockstar Transaction”), as well as other ancillary agreements, including but not limited to an Escrow Agreement by and among the Sellers, Citibank, N.A., acting as escrow agent, RPX Clearinghouse LLC and the Company (the “Escrow Agreement”). Upon the closing of the Rockstar Transaction, syndicate participants received non-exclusive licenses to the patent assets included in the Rockstar Transaction, and RPX Clearinghouse made the patent assets available for license to all other interested companies under fair, reasonable, and non-discriminatory terms. On December 26, 2014, upon the execution of the Escrow Agreement and the Agreement, RPX Clearinghouse LLC paid the Sellers $25.0 million as a non-refundable deposit. The third-party funding commitments, as described below, were derived pursuant with the Escrow Agreement and the remaining closing conditions under the Asset Purchase Agreement were met on January 28, 2015 on which date the Rockstar Transaction was consummated and the Sellers received an additional payment of $875.0 million from escrow.

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

6.	Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Internal-use software	$7,051	$5,358
Leasehold improvements	1,799	1,799
Computer, equipment and software	1,387	1,221
Furniture and fixtures	818	818
Construction-in-progress	—	167
Total property and equipment, gross	11,055	9,363
Less: Accumulated depreciation and amortization	(6,511)	(5,212)
Total property and equipment, net	$4,544	$4,151

Depreciation and amortization expense was $0.4 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively, and $1.3 million and $1.5 million for the nine months ended September 30, 2015 and 2014, respectively. Stock-based compensation capitalized as part of the cost of internal-use software was $0.1 million and nil for the three months ended September 30, 2015 and 2014, respectively, and $0.1 million for each nine month period ended September 30, 2015 and 2014.

7.	Intangible Assets, Net
Intangible assets, net, consisted of the following (in thousands):

	September 30, 2015			December 31, 2014
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Covenant not to compete	$1,900	$(813)	$1,087	$1,920	$(358)	$1,562
Proprietary data and models	2,100	(1,550)	550	2,100	(1,119)	981
Customer relationships	1,050	(592)	458	1,050	(392)	658
Trademarks	1,720	(1,583)	137	1,890	(1,565)	325
Developed technology	120	(120)	—	433	(433)	—
	$6,890	$(4,658)	$2,232	$7,393	$(3,867)	$3,526

As of September 30, 2015, the Company expects amortization expense in future periods to be as follows (in thousands):

2015 (remainder)	$431
2016	1,288
2017	513
Total estimated future amortization expense	$2,232

Amortization expense was $0.4 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively, and $1.3 million and $1.1 million for the nine months ended September 30, 2015 and 2014, respectively.

8.	Goodwill
The Company reviews goodwill for impairment at least annually on September 30 or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company performed the two-step goodwill impairment test for its single reporting unit under ASU No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, issued by the FASB. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of September 30, 2015, the date of the Company's 2015 assessment, no impairment of goodwill has been identified.

9.	Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued payroll-related expenses	$9,056	$9,270
Accrued expenses	1,985	4,987
Total accrued liabilities	$11,041	$14,257

10.	Commitments and Contingencies
Operating Lease Commitments
The Company generally does not enter into long-term minimum purchase commitments. Its principal long-term commitments consist of obligations under operating leases for office space. There were no substantial changes to the Company’s contractual obligations or commitments during the nine months ended September 30, 2015 as compared to those presented under the heading “Commitments and Contingencies” in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2015.

Rent expense related to non-cancelable operating leases was $0.9 million for each three month period ended September 30, 2015 and 2014, net of sublease income of $0.2 million each period. Rent expense related to non-cancelable operating leases was $2.6 million and $2.7 million for the nine months ended September 30, 2015 and 2014, respectively, net of sublease income of $0.5 million and $0.4 million, respectively.

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

The loan received from the syndicate participant bears no interest. The terms of the obligation require repayment up to the $6.3 million received only to the extent proceeds are received from the sale of the common and convertible preferred stock securities, which resulted in a difference between the funding received and the fair value of the loan. The Company elected to carry this loan at fair value and has categorized it as a Level 3 instrument due to the significance of unobservable inputs developed using company-specific information to estimate the loan’s fair value. Changes in fair value are reported in other income, net in the Company's condensed consolidated statements of operations. During the nine months ended September 30, 2015, the fair value of this loan decreased from $4.4 million to $3.0 million, resulting in a gain of $1.4 million recognized in other income, net in the condensed consolidated statements of operations.

The loan received from the Sellers is carried at cost, bears no interest, and is repayable upon redemption or conversion of the redeemable convertible preferred stock. During the nine months ended September 30, 2015, the Company repaid $0.9 million of the seller financing. At September 30, 2015, the loan was recorded at $5.0 million.

Litigation
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or contingencies was recorded as of September 30, 2015 or December 31, 2014.

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

In March 2012, Cascades Computer Innovations LLC filed a complaint in U.S. District Court for the Northern District of California (the “Court”) against the Company and five of its clients (collectively the “Defendants”). The complaint alleges that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The complaint further alleges that after we terminated our negotiations with the plaintiff to license certain patents held by the plaintiff, the Defendants violated the law by jointly refusing to negotiate or accept licenses under the plaintiff’s patents. The plaintiff seeks unspecified monetary damages and injunctive relief. In January 2013, the Court dismissed the complaint against the Defendants and granted the plaintiff leave to amend its complaint. In February 2013, the plaintiff filed an amended lawsuit alleging that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. In March 2014, the Court entered an order staying the litigation pending the resolution of related litigation in the U.S. District Court for the Northern District of Illinois, and subsequently continued the stay until July 2015. The stay expired on July 31, 2015 and on October 19, 2015, the Court set a tentative trial date of January 6, 2017. We are not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can we estimate the potential loss or range of the potential loss that may result from this litigation.

Guarantees and Indemnifications
The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. The Company had no liabilities recorded for these agreements as of September 30, 2015 or December 31, 2014. The Company has no reason to believe that there is any material liability related to such indemnification provisions. The Company does not indemnify its clients for patent infringement.

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

Reserves for Known and Incurred but not Reported Claims
In August 2012, the Company began offering insurance to cover certain costs of litigation brought against its insured clients by NPEs. As of September 30, 2015, the Company had a total of 77 active policies and had recorded a reserve of $0.6 million for known and incurred but not reported claims that represents estimated claim costs and related expenses.

The Company regularly reviews its loss reserves using a variety of actuarial techniques and updates them as its loss experience develops.

11.	Stockholders’ Equity
Equity Plans
A summary of the Company’s activity under its equity-settled award plans and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2014	2,685	3,264	$10.38
Shares authorized(1)	1,000	—	—
Options exercised	—	(725)	6.45
Options forfeited/canceled	145	(145)	19.63
Restricted stock units granted	(1,442)	—	—
Restricted stock units forfeited	420	—	—
Restricted stock units withheld related to net-share settlement of restricted stock units	250	—	—
Balance - September 30, 2015	3,058	2,394	11.00	5.5	$9,001
Vested and exercisable - September 30, 2015		2,035	11.39	5.5	7,163
Vested and expected to vest - September 30, 2015		2,369	11.03	5.5	8,865
(1) In March 2015, the Company reserved an additional 1,000,000 shares of its common stock for future issuance under the 2011 Plan.

The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2015 and 2014 was $0.6 million and $1.1 million, respectively, and $6.4 million for stock options exercised during each of the nine month periods ended September 30, 2015 and 2014. The total grant date fair value of stock options vested during the three months ended September 30, 2015 and 2014 was $0.8 million and $1.4 million, respectively, and $2.6 million and $4.9 million for stock options vested during the nine months ended September 30, 2015 and 2014, respectively.

Restricted Stock Units
The summary of RSU activity, which includes performance-based restricted stock units (“PBRSUs”), is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested units - December 31, 2014	2,460	$13.15
Granted	1,442	14.04
Vested	(732)	14.12
Forfeited	(420)	13.28
Non-vested units - September 30, 2015	2,750	13.34	$37,724

The total grant date fair value of RSUs vested during the three months ended September 30, 2015 and 2014 was $3.7 million and $3.0 million, respectively, and $10.8 million and $11.0 million for RSUs vested during the nine months ended September 30, 2015 and 2014, respectively.

In October 2013, the Board of Directors approved net-share settlement for tax withholdings on RSU vesting. During the nine months ended September 30, 2015, the Company withheld issuing 249,801 shares of its common stock based on the value of the RSUs on their vesting dates as determined by the Company’s closing common stock price. Total payments to taxing authorities for employees’ minimum tax obligations were $3.7 million for the nine months ended September 30, 2015, and were recorded as a reduction to additional paid-in capital and reflected as a financing activity within the condensed consolidated statements of cash flows. The net-share settlements reduced the number of shares that would have otherwise been issued on the vesting date and increased the number of shares reserved for future issuance under the 2011 Plan.

Stock-Based Compensation Related to Employees and Directors
The fair value of RSUs granted to employees and directors is measured by reference to the fair value of the underlying shares on the date of grant.

PBRSUs granted during the nine months ended September 30, 2015 contain both service and performance conditions that affect the quantity of awards that will vest. PBRSU's granted during the nine months ended September 30, 2014 contain both service and market conditions that affect the quantity of awards that will vest. During each three month period ended September 30, 2015 and 2014, the Company granted nil PBRSUs. During the nine months ended September 30, 2015 and 2014, the Company granted 54,375 and 200,000 PBRSUs, respectively. The Company estimates the grant date fair value of PBRSUs which include performance conditions by reference to the fair value of the underlying shares on the date of grant. The Company estimates the grant date fair value of PBRSUs which include market conditions using the Monte Carlo simulation model which are only applicable for the nine months ended September 30, 2014. The weighted-average assumptions used to estimate the fair value of PBRSUs with market conditions and the resulting fair values are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Dividend yield	n/a	n/a	n/a	—%
Risk-free rate	n/a	n/a	n/a	1.11%
Expected volatility	n/a	n/a	n/a	48%
Grant date fair value	n/a	n/a	n/a	$7.47

Stock-based compensation expense related to stock options granted to employees and directors was $0.7 million and $1.3 million for the three months ended September 30, 2015 and 2014, respectively, and $2.2 million and $4.3 million for the nine months ended September 30, 2015 and 2014, respectively. Stock-based compensation expense related to RSUs granted to employees and directors was $3.7 million and $3.0 million for the three months ended September 30, 2015 and 2014, respectively, and $10.5 million and $8.6 million for the nine months ended September 30, 2015 and 2014, respectively. Stock-based compensation expense related to PBRSUs granted to employees was $0.2 million for each three month period ended September 30, 2015 and 2014, and $0.5 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, there was $1.8 million and $33.2 million of unrecognized compensation cost related to stock options and RSUs, including PBRSUs, respectively, which is expected to be recognized over a weighted-average period of 0.8 years and 2.6 years, respectively. Future grants of equity awards will increase the amount of stock-based compensation expense to be recorded.

Stock Repurchase Program
On February 10, 2015, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company is authorized to repurchase up to $75.0 million of its outstanding common stock with no expiration date from the date of authorization. As of September 30, 2015, the Company repurchased $9.4 million of the outstanding common stock. Under the program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The share repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. The Company repurchased shares of its common stock in the open market, which were retired upon repurchase. The purchase price for the repurchased shares are reflected as a reduction to common stock and retained earnings in the Company's condensed consolidated balance sheet during the period presented as follows (in thousands, except per share data):

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased
Cumulative shares repurchased as of January 1, 2015	—	$—	$—
Repurchase of shares of common stock	656	14.28	9,367
Cumulative shares repurchased as of September 30, 2015	656	$14.28	$9,367

12.	Income Taxes
The Company uses an estimated annual effective tax rate based upon a projection of its annual fiscal year results to measure the income tax benefit or expense recognized in each interim period. The Company’s effective tax rate, including the impact of discrete benefit items, was 38% and 37% for the three months ended September 30, 2015 and 2014, respectively and 38% and 37% for the nine months ended September 30, 2015 and 2014, respectively.

The Company’s 2010 tax year is currently under examination by the State of California Franchise Tax Board. The Company does not expect a material impact on its consolidated financial statements as a result of this examination. The 2012 through 2014 tax periods remain open to examination by the Internal Revenue Service and the 2010 through 2013 tax periods remain open to examination by most state tax authorities. For the Company's foreign jurisdictions, the 2009 through 2014 tax years remain open to examination by their respective tax authorities.

13.	Related-Party Transactions
During the three months ended September 30, 2015 and 2014, three and five members, respectively, of the Company’s Board of Directors also served on the boards of directors of RPX clients. During each of the nine months ended September 30, 2015 and 2014, five members of the Company's Board of Directors also served on the boards of directors of RPX clients. The Company recognized subscription revenue from these clients in the amount of $2.3 million and $2.2 million for the three months ended September 30, 2015 and 2014, respectively, and $6.9 million and $6.5 million for the nine months ended September 30, 2015 and 2014, respectively. The Company recognized selling, general, and administrative expenses from products and services provided by these clients of $0.1 million for each three month period ended September 30, 2015 and 2014 and $0.2 million for each nine month period ended September 30, 2015 and 2014. As of September 30, 2015 and December 31, 2014, there were $0.1 million of receivables due from these clients. These transactions with related-parties were conducted on terms equivalent to those prevailing in arm's length transactions.

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

The following table presents revenue by location and revenue generated by country as a percentage of total revenue for the applicable period, for countries representing 10% or more of revenues for one or more of the periods presented (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
United States	$42,352	62%	$42,751	65%	$139,347	64%	$120,696	63%
Korea	7,290	11	4,657	7	21,259	10	13,500	7
Japan	8,921	13	9,164	14	27,406	12	28,012	15
Other	9,649	14	8,835	14	31,038	14	29,380	15
Total revenue	$68,212	100%	$65,407	100%	$219,050	100%	$191,588	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

During the nine months ended September 30, 2015, our revenue grew to $219.1 million from $191.6 million for the nine months ended September 30, 2014. Our client count increased by 41 clients during the nine months ended September 30, 2015, bringing our total client network to 245 as of September 30, 2015. At September 30, 2015, we had deferred revenue of $117.4 million.

We believe that our acquisitions of patent assets are a key driver of the value that we create for our clients. We measure patent asset acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital. During the nine months ended September 30, 2015, we completed 67 acquisitions of patent assets and our gross and net acquisition spend totaled $981.7 million and $110.3 million, respectively. From our inception through September 30, 2015, we have completed 294 acquisitions of patent assets with gross and net acquisition spend of $1,896.6 million and $779.6 million, respectively.

Insuring against the costs of non-practicing entity (“NPE”) litigation is a natural extension of our core defensive patent acquisition service. In August 2012, we started to offer NPE patent infringement liability insurance, which is a liability insurance policy for operating companies that covers certain costs associated with patent infringement lawsuits by NPEs. The insurance product complements our core defensive patent acquisition service, enabling policyholders to better manage and mitigate the risk of NPE patent litigation. In connection with an evolution in the way that we sell insurance policies, during March 2014 we formed a reinsurance company to assume a portion of the underwriting risk on insurance policies that the we issue on behalf of a Lloyd’s of London underwriting syndicate. We began issuing new policies under the reinsurance model in May 2014. As of September 30, 2015, we had a total of 77 active insurance policies. The effect of the insurance policies that we have issued or assumed through our reinsurance business was not material to our results of operations or financial condition for the three and nine months ended September 30, 2015 or 2014.

Key Components of Results of Operations
Revenue
Subscription revenue includes membership subscription services, premiums earned from insurance policies, and management fees. Historically, the majority of our revenue has consisted of fees paid by our clients under subscription agreements. Subscription revenue will be positively or negatively impacted by the financial performance of our clients since their subscription fees typically reset annually based upon their most recently reported annual financial results. Additionally, in August 2012, we launched our insurance product and started to recognize insurance premium revenue from the insurance policies that we underwrite. As the primary insurer, we had been recognizing the full insurance premium as revenue. In May 2014, we began to assume a portion of the underwriting risk on insurance policies that we issue on behalf of a Lloyd's of London underwriting syndicate, and as a result we recognize only the portion of the underwriting risk that we assume. In addition, we receive management fees for marketing, underwriting, and claims management services. Although we expect this revenue to increase as we sell more policies in the future, for the three and nine months ended September 30, 2015 and 2014, insurance premium revenue was not material to our results of operations.

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

Cost of Revenue
Cost of revenue primarily consists of amortization expenses related to acquired patent assets. Acquired patent assets are capitalized and amortized ratably over their estimated useful lives, which typically relates to the anticipated cash flows from clients and prospects that will benefit from the transaction. Also included in the cost of revenue are expenses incurred to maintain our patents, prosecute our patent applications, conduct inter partes reviews and prior art searches, and amortization expense for acquired intangible assets and internally developed software. With the launch of our insurance offering in August 2012, cost of revenue began to include premiums ceded to reinsurers and loss reserves. We began to issue new policies under the reinsurance model in May 2014 and under this model we do not cede premiums. Our cost of revenue is primarily driven by the amortization of previously acquired patent assets, which are typically amortized over an estimated useful life of 24 to 60 months. From time to time, we may acquire patent assets that are valuable to our clients and prospects with an estimated useful life that is significantly less than the historical weighted-average of patent assets previously acquired, resulting in increased patent asset amortization expense in immediate periods following acquisition. Estimating the economic useful lives of our patent assets depends on various factors including whether we acquire patents or licenses to patents, and the remaining statutory life of the underlying patents, either of which could result in shorter amortization periods. We believe that amortization periods of patent assets to be acquired in future periods may be amortized over shorter periods than the historical weighted-average of 44 months. We expect our cost of revenue to increase in the future as we add additional patent assets to our existing portfolio to support our existing and future clients and as our insurance business grows.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2015, as compared to the critical accounting policies and estimates presented under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2015.

Recently Adopted Accounting Standards
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments guidance to simplify the accounting for adjustments made during the measurement period to provisional amounts recognized in a business combination. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and requires prospective application. Early adoption is permitted. The Company expects to adopt this guidance when effective, and does not expect this guidance to have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which will supersede most existing revenue recognition guidance in U.S. GAAP once it becomes effective. ASU 2014-09 requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
Results of Operations
The following table sets forth our condensed consolidated statement of operations data for each of the periods indicated (in thousands). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$68,212	$65,407	$219,050	$191,588
Cost of revenue	37,639	30,444	109,383	90,906
Selling, general and administrative expenses	18,773	17,786	57,229	53,620
Gain on sale of patent assets, net	—	(8)	(592)	(707)
Operating income	11,800	17,185	53,030	47,769
Other income, net	876	73	1,931	266
Income before provision for income taxes	12,676	17,258	54,961	48,035
Provision for income taxes	4,842	6,425	21,066	17,943
Net income	$7,834	$10,833	$33,895	$30,092

The following table sets forth our condensed consolidated statement of operations data as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	100%	100%	100%	100%
Cost of revenue	55	47	50	47
Selling, general and administrative expenses	28	27	26	28
Gain on sale of patent assets, net	—	—	—	—
Operating income	17	26	24	25
Other income, net	1	—	1	—
Income before provision for income taxes	18	26	25	25
Provision for income taxes	7	10	10	9
Net income	11%	16%	15%	16%

Revenue
Our revenue for the three months ended September 30, 2015 was $68.2 million compared to $65.4 million during the same period a year prior, an increase of $2.8 million, or 4%. Subscription revenue, which includes membership subscription services, premiums earned from insurance policies, and management fees, for the three months ended September 30, 2015 was $68.2 million compared to $62.7 million for the three months ended September 30, 2014. The increase in subscription revenue was primarily attributable to an increase in membership fees and insurance premiums of $5.4 million from new clients who joined our network subsequent to September 30, 2014 and $0.1 million from clients who joined our network prior to September 30, 2014. As of September 30, 2015, we had a total client network of 245 companies as compared to 195 as of September 30, 2014. Revenue for the three months ended September 30, 2015 and 2014 included fee-related revenue of nil and $2.7 million, respectively.

Our revenue for the nine months ended September 30, 2015 was $219.1 million compared to $191.6 million during the same period a year prior, an increase of $27.5 million, or 14%. Subscription revenue, which includes membership subscription services, premiums earned from insurance policies, and management fees, for the nine months ended September 30, 2015 was $202.0 million compared to $187.8 million for the nine months ended September 30, 2014. The increase in subscription revenue was primarily attributable to an increase in membership fees and insurance premiums of $11.9 million from new clients who joined our network subsequent to September 30, 2014 and $2.3 million from clients who joined our network prior to September 30, 2014. Revenue for the nine months ended September 30, 2015 and 2014 included fee-related revenue of $17.1 million and $3.8 million, respectively. This increase in fee-related revenue was primarily attributable to the success fee earned in relation to a particularly large syndicated acquisition as well as the sale of perpetual licenses to this portfolio.

Cost of Revenue
Our cost of revenue for the three months ended September 30, 2015 was $37.6 million compared to $30.4 million during the same period a year prior, an increase of $7.2 million, or 24%. The increase was primarily attributable to a $6.7 million increase in patent amortization expense as a result of an increase in our patent assets and shorter than historical amortization periods for certain patent assets acquired subsequent to September 30, 2014. Patent assets acquired during the three months ended September 30, 2015 had a weighted-average amortization period of 29 months compared with the historical weighted-average since our inception of 44 months. This increase is also attributable to a $0.6 million increase in expenses incurred to conduct inter partes reviews and prior art searches and a $0.3 million increase in expenses incurred to maintain and prosecute patents and patent applications included in our portfolio, partially offset by $0.4 million decrease in costs related to our insurance business.

Our cost of revenue for the nine months ended September 30, 2015 was $109.4 million compared to $90.9 million during the same period a year prior, an increase of $18.5 million, or 20%. The increase was primarily attributable to a $17.2 million increase in patent amortization expense as a result of an increase in our patent assets, and shorter than historical amortization periods for certain patent assets acquired subsequent to September 30, 2014. Patent assets acquired during the nine months ended September 30, 2015 had a weighted-average amortization period of 36 months compared with the historical weighted-average since our inception of 44 months. This increase is also attributable to a $1.4 million increase in expenses incurred to maintain and prosecute patents and patent applications included in our portfolio and a $0.9 million increase in expenses incurred to conduct inter partes reviews and prior art searches offset by $1.0 million decrease in costs related to our insurance business.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended September 30, 2015 were $18.8 million compared to $17.8 million during the same period a year prior, an increase of $1.0 million, or 6%. The increase was primarily due to a $0.6 million increase in personnel-related costs primarily attributable to increasing our headcount to 154 employees as of September 30, 2015 as we continued to expand the parts of our organization that support our clients.

Our selling, general and administrative expenses for the nine months ended September 30, 2015 were $57.2 million compared to $53.6 million during the same period a year prior, an increase of $3.6 million, or 7%. The increase was primarily due to a $2.5 million increase in personnel-related costs primarily attributable to increasing our headcount to 154 employees as of September 30, 2015. The increase was also attributable to a $0.7 million increase in general corporate and facilities related expenses and a $0.4 million increase in professional service fees.

Other Income, net
Our other income, net for the three months ended September 30, 2015 was $0.9 million compared to $0.1 million during the same period a year prior, an increase of $0.8 million. The increase was primarily due to a $0.6 million fair value adjustment on our deferred payment obligations.

Our other income, net for the nine months ended September 30, 2015 was $1.9 million compared to $0.3 million during the same period a year prior, an increase of $1.6 million. The increase was primarily due to $1.3 million of fair value adjustments on our deferred payment obligations.

Provision for Income Taxes
Our provision for income taxes was $4.8 million and $6.4 million for the three months ended September 30, 2015 and 2014, respectively, and $21.1 million and $17.9 million for the nine months ended September 30, 2015 and 2014, respectively. Our effective tax rate, including the impact of discrete benefit items, was 38% and 37% for the three months ended September 30, 2015 and 2014, respectively, and 38% and 37% for the nine months ended September 30, 2015 and 2014, respectively.
Liquidity and Capital Resources
We have financed substantially all of our operations and patent asset acquisitions through subscription and other fees collected from our clients, patent-seller financing, and the sale of equity securities. As of September 30, 2015, we had $104.6 million of cash and cash equivalents and $263.5 million in short-term investments. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future capital needs will depend on many factors, including, among other things, our acquisition of patent assets, addition and renewal of client membership agreements, growth of our insurance business and development of new products and services. We anticipate an increased level of patent acquisition spending as our business grows. We expect our cash used in investing activities to increase in the future as we acquire additional patent assets. We expect our cash used in financing activities to increase in the future as we execute our stock repurchase program by purchasing RPX shares. Additionally, we may enter into potential investments in, or acquisitions of, complementary businesses which could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$138,532	$117,920
Net cash used in investing activities	(110,331)	(136,159)
Net cash (used in) provided by financing activities	(1,652)	1,410
Net increase (decrease) in cash and cash equivalents	$26,549	$(16,829)

Cash Flows from Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2015 was $138.5 million, consisting of adjustments for non-cash items of $121.3 million, changes in working capital and non-current assets and liabilities of $16.7 million and net income of $33.9 million. Non-cash adjustments to net income primarily consisted of $107.0 million of depreciation and amortization, $13.1 million of stock-based compensation, and $4.8 million of amortization of premium on investments, offset by a reduction of $1.4 million due to excess tax benefit from stock-based compensation, $1.3 million of fair value adjustments on our deferred payment obligations, a $0.6 million gain on the sale of patent assets, and a $0.4 million net increase in our deferred taxes. The change in working capital and non-current assets and liabilities resulted primarily from a a $18.9 million decrease in deferred revenue, a $9.8 million increase in prepaid expenses and other assets and a $2.8 million decrease in our accrued and other liabilities offset by a $14.1 million decrease in accounts receivable and a $0.7 million increase in accounts payable. The decrease in accounts receivable was due to $206.5 million in cash collections partially offset by billings to new and existing clients of $192.4 million. The decrease in deferred revenue was due to revenue recognized during the period of $202.0 million partially offset by $183.1 million in billings to new and existing clients. The amount of deferred revenue in any given period varies with the addition of new clients, the mix of payment terms that we offer and the timing of invoicing existing clients.

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

Cash Flows from Investing Activities
Cash used in investing activities for the nine months ended September 30, 2015 was $110.3 million, of which $84.1 million was used to acquire patent assets, $22.7 million represented net purchases of short-term investments, $2.5 million was used for an acquisition of other assets, $1.6 million was used to acquire property and equipment, and $0.4 million was used for the final payment of the acquisition of DCML Services Corporation, partially offset by $0.7 million in proceeds from the sale of patent assets and $0.3 million decrease in restricted cash.

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

Cash Flows from Financing Activities
Cash used in financing activities for the nine months ended September 30, 2015 was $1.7 million, of which $9.4 million was used to repurchase our common stock under our share repurchase program, $3.7 million used in taxes paid related to net-share settlements of restricted stock units, and $0.9 million used for repayments of principal on deferred payment obligations, partially offset by $6.3 million of proceeds from deferred payment obligations, $4.6 million of proceeds from the exercise of stock options and other common stock issuances and $1.4 million excess tax benefit from stock-based compensation.

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
Contractual Obligations and Commitments
Operating Lease Commitments
We generally do not enter into long-term minimum purchase commitments. Our principal long-term commitments consist of obligations under operating leases for office space. There were no substantial changes to our contractual obligations and commitments during the nine months ended September 30, 2015 as compared to our contractual obligations and commitments presented under the heading “Contractual Obligations and Commitments” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the heading “Commitments and Contingencies” in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on March 2, 2015.
Issuer Purchases of Equity Securities
In February 2015, our Board of Directors authorized the repurchase of up to $75.0 million of our outstanding shares of common stock. As part of the share repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined in our discretion and will depend on factors such as cash generation from operations, other cash requirements, economic and market conditions, stock price and legal and regulatory requirements. The share repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. As of September 30, 2015, we had repurchased an aggregate of 656 thousand shares of common stock in the open market for $9.4 million under the share repurchase program.
Off Balance Sheet Arrangements
At September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $368.0 million as of September 30, 2015. Our cash balances deposited in U.S. banks are non-interest bearing and insured up to the Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents consist primarily of commercial paper, institutional money market funds, and municipal bonds denominated primarily in U.S. Dollars. Interest rate fluctuations affect the returns on our invested funds.

As of September 30, 2015, our short-term investments of $263.5 million were primarily invested in municipal and corporate bonds maturing between 90 days and 12 months, U.S. government and agency securities, commercial paper, and equity securities. As of September 30, 2015, our investments were primarily classified as available-for-sale and, consequently, were recorded at fair value in the condensed consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in the fair value of an asset below its carrying value is other-than-temporary. As of September 30, 2015, we had not recorded an impairment related to our investments in the condensed consolidated statement of operations.

If overall interest rates had changed by 10% during the nine months ended September 30, 2015, the fair value of our investments would not have been materially affected.

Effect of Inflation
We believe that inflation has not had a material impact on our consolidated results of operations for the nine months ended September 30, 2015. There can be no assurance that future inflation will not have an adverse impact on our consolidated results of operations or financial condition.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 which were identified in connection with management's evaluation required by Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. The weighted-average term of our subscription agreements in effect as of September 30, 2015 was 2.5 years. As our overall membership base grows, we expect our rate of client renewals to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements may decrease. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

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
We receive a significant amount of our revenue from a limited number of clients. For example, during the nine months ended September 30, 2015, our 10 highest revenue-generating clients accounted for approximately 30% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients chooses not to renew its membership, or if our subscription fees from one of these clients decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

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

As of September 30, 2015, some of our existing stockholders have demand and piggyback rights to require us to register with the SEC approximately 1,250,000 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Stock repurchase activity during the three months ended September 30, 2015 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value that May Yet be Purchased Under the Programs (1)
July 31, 2015	18,708	$15.51	18,708	$71,169,706
August 31, 2015	171,828	14.23	171,828	68,723,800
September 30, 2015	227,208	13.61	227,208	65,632,387
	417,744		417,744
(1) On February 10, 2015, the Company announced that its Board of Directors has authorized a share repurchase program under which the Company is authorized to repurchase up to $75.0 million of its outstanding common stock with no expiration date from the date of authorization. As of September 30, 2015, the Company repurchased $9.4 million of the outstanding common stock. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s share repurchase program does not obligate it to acquire any specific number of shares.

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

RPX CORPORATION
(Registrant)

Date:	November 2, 2015	By:	/s/ JOHN A. AMSTER
John A. Amster
Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2015	By:	/s/ ROBERT H. HEATH
Robert H. Heath
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)