Form 10-K
period 2015-12-31
RPX Corp
filed 2016-02-26
CIK 1509432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————
FORM 10-K
————————————————
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $894.4 million as of June 30, 2015, which is the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The NASDAQ Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded due to the fact that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 51,603,872 shares of the registrant’s common stock issued and outstanding as of February 19, 2016.

Documents Incorporated by Reference:
Portions of the Definitive Proxy Statement for registrant’s 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”), are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2016 Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2015.

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions which, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. Forward-looking statements include statements regarding our business strategies and business model, products, benefits to our clients, our acquisition of Inventus Solutions Inc., and our competitive position. These statements are based on the beliefs and assumptions of our management based on information currently available. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

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

Our core defensive patent aggregation solution offers the following benefits to our clients:

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

Insuring against the cost of patent litigation expense is a natural extension of our core defensive patent aggregation service. In August 2012, we started to offer patent infringement litigation expense insurance, which is a liability insurance policy for operating companies that covers certain costs associated with patent infringement lawsuits. In May 2014, we began assuming some portion of the underwriting risk on insurance policies that we issue on behalf of a Lloyd's of London underwriting syndicate. The insurance product enables policyholders to better manage and mitigate the risk of patent litigation.

Recent Development
On January 22, 2016, we and National Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (the “Merger Sub”), completed a transaction in which Inventus Solutions, Inc., a Delaware corporation ("Inventus”), became our wholly-owned subsidiary pursuant to a previously-announced Agreement and Plan of Merger (the “Merger Agreement”) entered into on December 13, 2015 among us, Merger Sub, Inventus and Inventus Intermediate, LLC, a Delaware limited liability company, as principal stockholder of Inventus and as the representative of Inventus's stockholders and holders of vested options. We paid aggregate consideration of $232 million in cash at the closing, net of adjustments for Inventus's cash and working capital. The transaction expands our business into the litigation discovery management market.
The Patent Risk Management Market
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

Emergence and Growth of Non-practicing Entities ("NPEs")
NPEs do not create or sell products or services, but instead monetize patents through licensing and litigation. Some NPEs obtain patents through their own research and development efforts, while others accumulate patents through acquisitions. NPEs have become a major factor in the patent market and an important source of liquidity for patent owners.

Operating companies can incur significant costs to defend themselves against patent assertions by NPEs. At a minimum, companies faced with an assertion letter typically respond to the assertion letter and evaluate the patents being asserted. If the assertion proceeds to litigation, costs grow substantially. NPEs generally do not create or sell their own products or services and therefore are not susceptible to counter assertion, a common defensive strategy in patent disputes between operating companies.

We believe that the amount of capital raised by NPEs is currently in the billions of dollars. Some of the large awards and settlements received by NPEs have resulted in extensive media coverage, contributing to a significant influx of capital into the patent market. As of December 31, 2015, more than 4,600 NPEs have been active either in patent infringement litigation or patent transactions leading to patent litigation since 2005. In addition, many individual inventors and universities are also using litigation or threat of litigation to monetize patents.
Our Patent Risk Management Solution and Benefits to Our Clients
We have pioneered an approach to help operating companies mitigate and manage patent risk and expense by serving as an intermediary through which they can participate more efficiently in the patent market. Operating companies that join our network and subscribe to our membership pay an annual subscription fee and gain access to our patent risk management solution. The subscription fee is typically based on a rate card that is tied to a client’s revenue or operating income and remains generally in place over the term of a membership, with adjustments limited to Consumer Price Index increases. By offering a rate card that does not change based on our patent asset acquisitions, we divorce the amount of fees charged from the value of our patent assets. We believe our pricing structure creates an alignment of interests with our clients, allowing us to be a trusted intermediary for operating companies in the patent market.

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

Insurance
Since August 2012, we have offered insurance to cover certain costs of patent litigation. The service is designed to give businesses greater control of the unpredictable financial impact of patent litigation. We believe that our access to historical data on patent transactions, litigations, and settlements uniquely enables us to assess and price the insurance based on a company’s risk profile. In May 2014, we began assuming some portion of the underwriting risk on insurance policies that we issue on behalf of Lloyd's of London underwriting syndicate. The insurance product enables policyholders to better manage and mitigate the risk of NPE patent litigation. Pricing is based on an actuarial model that calculates an individual client’s insurance premium based on its projected annual frequency (i.e., number of claims during the policy term) and severity (i.e., the amount which it expects to settle a claim).

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

Our Strategy
Our mission is to reduce risk and cost for corporate legal departments through technology and market-based solutions. A significant part of that mission is to transform the patent market by establishing RPX as the essential intermediary between patent owners and operating companies. Our strategy includes the following:

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

•	Offering NPE Insurance – We offer insurance policies for businesses interested in management of their exposure to patent infringement claims.

•
Deterring Abusive Patent Assertion Practices - We believe we can improve the efficiency of the patent market, lower unnecessary costs, and deter abusive patent assertion practices by performing systematic, high quality prior art searches on asserted NPE patents, challenging the validity of low quality patents at the United States Patent and Trademark Office, and performing other activities to improve patent quality.

•
Expand Our Reach Into the Litigation Discovery Management Market By Integrating Our Acquisition of Inventus – We believe our acquisition of Inventus will allow us to expand our capabilities by providing an important additional service for corporate legal departments: litigation discovery management tools.

•
Enhancing Our Capabilities Through Acquisitions – We occasionally evaluate the potential acquisition of businesses and technologies that can enhance our capabilities and our patent risk management solution.

Our Patent Risk Management Client Network
We have built a network of clients that includes some of the world’s most prominent technology companies, as well as many smaller and emerging companies. As of December 31, 2015, we had 255 clients.

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

New Client Acquisitions
Our membership team identifies potential clients by prioritizing operating companies that have been subject to patent infringement claims initiated by NPEs. The membership team is responsible for educating potential clients on the benefits of our solution and explaining how our solution mitigates patent risk and reduces expense. After we have communicated our business model to a prospective client, we invest considerable resources learning about the company’s business, providing information about the patent market and developing a relationship of trust with the executives responsible for patent-related matters. We also proactively monitor litigation activity related to each of our clients and certain prospective clients to help us direct our patent asset acquisition and membership sales efforts. In addition, we conduct a variety of marketing efforts to establish ourselves as a leading source of information in the patent market, including industry conferences and seminars, public relations and industry research.

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

Patent Asset Portfolio and Patent Asset Acquisition
We acquire patent assets that are being or may be asserted against current or prospective clients. As of December 31, 2015, we had deployed over $2.0 billion of our capital and the capital of our clients to acquire patent assets. Of this amount, deployment of our capital totaled approximately $830 million. Since inception, approximately two-thirds of our $830 million patent acquisition capital has been deployed for the purchase of patent rights and the balance deployed for the purchase of patents. Acquisitions of patent rights generally benefit only those operating companies that are clients at the time of the acquisition, whereas acquisitions of patents benefit both current and future clients. Our patent asset acquisition efforts have been broadly diversified across the following market sectors: consumer electronics, personal computers, e-commerce, financial services, software, media content and distribution, mobile communications and handsets, networking and semiconductors.

The substantial majority of our 307 acquisitions through December 31, 2015 involved patent assets that we believed were relevant to multiple clients and/or prospective clients and were funded with our own capital resources. We occasionally identify patent assets that cost more than we are prepared to spend of our own capital resources or that may be relevant only to a very small number of clients. In these circumstances, we may structure and coordinate a transaction in which certain of our clients contribute funds that are in addition to their subscription fees in order to acquire those patent assets. We refer to such transactions as syndicated acquisitions. These syndicated acquisitions may secure rights just for those clients who elect to participate in the transaction or, if we contribute capital, may secure rights for all of our clients.

We apply a disciplined and proprietary methodology to valuing patents that is based primarily on our judgment regarding the costs our clients might incur from potential assertions of those patents if we were not to acquire them. A number of factors are involved in our valuation methodology, including the degree to which patent claims may describe technologies incorporated in clients’ products or services, pricing expectations that we obtain from open market activities, the revenues our clients generate from products or services potentially affected by the patents, the extent to which the patents would be attractive to NPEs, and the legal quality of the patents and their likely validity. As part of our approach, we also consider the degree to which we have already acquired patent assets in similar market sectors that were being or may be asserted against each of our clients. We also closely monitor new case law and new legislation that can affect the underlying patent value.

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

We believe our position as a leading acquirer of patent assets gives us extensive access and visibility into the patent market. We closely track patent assets that become available on the market and, as of December 31, 2015, we had reviewed more than 7,700 patent portfolios since our inception. We believe our position in the market gives us direct access to a diverse group of patent sources, including brokers, individuals, companies, universities and law firms, all of which are familiar with our approach and acquisition criteria. We believe this familiarity provides us early notice of patent portfolios that are entering the market.
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

In addition to competing for new clients, we also compete to acquire patent assets. Our primary competitors in the market for patent assets are other entities that seek to accumulate patent assets, including NPEs such as Acacia Research, Intellectual Ventures, IP Navigation, and Marathon Patent Group. We also face competition for patent assets from operating companies, including current or potential clients of RPX, that seek to acquire patents or license patent assets in connection with new or existing product offerings.

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

Our business model incorporates attributes that we believe provide us with key competitive strengths:

•
Alignment of Interests With Our Clients – Our business model aligns our interests with those of our clients. We have not asserted and will not assert our patents. The subscription fee is typically based on the rate card that is tied to a client's revenue or operating income rather than the value of the patent assets we acquire or the potential costs associated with defending against assertions related to our patent assets. As a result, we have relationships with our clients that are based on trust, enabling them to communicate with us without concern that the information shared will be used against them.

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
Employees
As of December 31, 2015, we had 161 employees. Of the total employees, 61 are engaged in sales, marketing and corporate development, 34 in patent acquisition and research, 27 in system development and 39 in legal, finance, administration and operations. None of our employees is represented by a labor union, and we consider current employee relations to be good.
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

We have a single operating segment. A summary of our financial information by geographic location is found in Note 15, “Segment Reporting,” in the Notes to Consolidated Financial Statements.

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

In addition to the factors described above and elsewhere in this Item 1A, other factors that may affect our operating results include:

•	increases in the prices we need to pay to acquire patent assets;

•	increases in operating expenses, including those attributable to additional headcount, the costs of new business initiatives, and our acquisition of Inventus;

•	our lengthy and unpredictable membership sales cycle, including delays in potential clients’ decisions whether to subscribe to our solution;

•	lower subscription fees from clients whose annual subscription fees decrease due to declining operating income or revenue of such clients or the effects of changes in foreign exchange rates;

•	losses incurred as a result of claims made on insurance policies underwritten or assumed by us;

•	non-renewals from existing clients for any reason;

•	loss of clients, including through acquisitions or consolidations;

•	changes in our subscription fee rates or changes in our own pricing and discounting policies or those of our competitors;

•	our inability to acquire patent assets that are being asserted or may be asserted against our clients due to lack of availability, unfavorable pricing terms or otherwise;

•
changes in patent law and regulations and other legislation, as well as United States Patent and Trademark Office procedures or court rulings, that reduce the value of our solution to our existing and potential clients;

•	changes in the accounting treatment associated with our acquisitions of patent assets, how we amortize those patent assets and how we recognize revenue under subscription agreements;

•	our acquisition of patent assets with a shorter estimated useful life that increases our near-term patent asset amortization expense and decreases our earnings;

•	our inability to effectively develop and implement new solutions that meet client requirements in a timely manner;

•	decreases in our clients’ and prospective clients’ costs of litigating patent infringement claims;

•	other matters related to our acquisition of Inventus and the expansion of our business into discovery management;

•	our inability to retain key personnel;

•	any significant changes in the competitive dynamics of our market, including new competitors or substantial discounting of services that are viewed by our target market as competitive to ours;

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
We acquired our first patent assets in September 2008, sold our first membership in October 2008, and sold our first insurance policy in August 2012. In addition, we acquired Inventus and its litigation discovery management business in January 2016, and we have very little direct experience with this business. Therefore, we have not only a limited operating history, but also a limited track record in executing our business model. Our future success depends on acceptance of our solutions by companies we target to become clients and successfully integrating our acquisition of Inventus. Our efforts to sell our products to new and existing clients may not continue to be successful. We evaluate our business model from time to time in order to address the evolving needs of our clients and prospective clients, particularly in an industry that continues to develop and change. Our limited operating history may also make it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly changing industries. If we do not manage these risks successfully, our business and operating results will be adversely affected.

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
Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. The weighted-average term of our subscription agreements in effect as of December 31, 2015 was 2.6 years. As our overall membership base grows, we expect our rate of client renewals to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements may decrease. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

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

We recently acquired Inventus Solutions, Inc., and may acquire or invest in other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and harm our operating results. We may also be unable to realize the expected benefits and synergies of any acquisitions.
We have in the past and may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our client offerings, enhance our technical capabilities or otherwise offer growth opportunities. We may not be able to integrate the acquired personnel, operations, and technologies successfully or effectively manage the combined business. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

In addition, we may not achieve the anticipated benefits from the Inventus or another acquisition due to a number of factors, including:

•	difficulties in integrating operations, technologies, services and personnel;

•	the potential loss of key customers, vendors, and other business partners of the companies we acquire following the announcement of our transaction plans;

•
the need to integrate the operations, systems (including accounting, management, information, human resources and other administrative systems), technologies, products, and personnel of each acquired company, which is an inherently risky and potentially lengthy and costly process;

•	the inefficiencies and lack of control that may result if such integration is delayed or not implemented, and unforeseen difficulties and expenditures that may arise as a result;

•
the need to implement or improve controls, procedures, and policies appropriate for a public company at companies that prior to our acquisition may have lacked such controls, procedures, and policies or whose controls, procedures, and policies did not meet applicable legal and other standards;

•
our dependence on the accounting, financial reporting, operating metrics and similar systems, controls and processes of an acquired business, and the risk that errors or irregularities in those systems, controls, and processes will lead to errors in our consolidated financial statements or make it more difficult to manage the acquired business;

•	derivative lawsuits resulting from the acquisition;

•	risks associated with our expansion into new international markets;

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs;

•	diversion of management’s attention from other business concerns;

•	potential loss of key employees;

•	additional legal, financial and accounting challenges and complexities in areas such as tax planning and cash management;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.

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

We expect to face more direct competition in the future in both our patent risk management business and litigation discovery management business from other established and emerging companies. In addition, as a relatively new company in the patent risk management market and litigation discovery management market, we have limited insight into trends that may develop and affect our businesses. As a result, we may make errors in predicting and reacting to relevant business trends, making us unable to compete effectively against others.

Our current or potential competitors in both our patent risk management business and litigation discovery management businesses vary widely in size and in the scope and breadth of the products and services they offer. Many of our competitors have substantially greater financial resources and a larger client base and sales and marketing teams. The competition we face now and in the future could result in increased pricing pressure, reduced margins, increased sales and marketing expenses and a failure to increase, or the loss of, market share. We may not be able to maintain or improve our competitive position against our current or future competitors, and our failure to do so could seriously harm our business.

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

The development and implementation of new solutions, particularly our litigation discovery management solution, will continue to require substantial time and resources, as well as require us to operate businesses that would be new to our organization. These or any other new solutions may not be introduced in a timely manner or at all. If we do introduce these or any other solutions, we may be unable to implement such solutions in a cost-effective manner, achieve wide market acceptance, meet client expectations or generate revenue sufficient to recoup the cost of developing such solutions. Any new solutions we introduce may expose us to additional laws, regulations and risks. If we are unable to develop these or other solutions successfully and enhance our existing solution to meet client requirements or expectations, we may not be able to attract or retain clients, and our business may be harmed.

We plan to continue to increase our operating expenses to support and expand our operations, and those increased expenses may negatively impact our profitability.
We expect to increase future expenditures to develop and expand our business, including making substantial expenditures to develop new solutions. For example, in March 2014 we formed a reinsurance company to bear some underwriting risk on insurance policies that we issue on behalf of a Lloyd’s of London underwriting syndicate. We began placing new policies under the reinsurance model in May 2014. In January 2016 we acquired Inventus Solutions, Inc. and expanded our business into the litigation discovery management market, which is a new business for us. Developing and offering these new solutions may cause us to incur substantial additional operating expenses. Our efforts to develop this and other new solutions will result in an increase in our operating expenses with no assurance that such solutions will result in additional revenue that is sufficient to offset the additional expenses we incur.

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
We receive a significant amount of our revenue from a limited number of clients. For example, during the year ended December 31, 2015, our 10 highest revenue-generating clients accounted for approximately 29% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients chooses not to renew its membership, or if our subscription fees from one of these clients decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

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

As of December 31, 2015, some of our existing stockholders have demand and piggyback rights to require us to register with the SEC approximately 1,240,000 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

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
We currently lease approximately 67,000 square feet of office space in one location in San Francisco, California pursuant to a lease agreement that expires in October 2019. We also maintain sales offices in Japan and Taiwan. We believe that our current facilities are suitable and adequate to meet our current needs and we intend to add new facilities or expand existing facilities as we add employees. We believe that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.	Legal Proceedings.
From time to time, we may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation or legal contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or legal contingencies was recorded as of December 31, 2015.

In June 2013, Kevin O’Halloran, as Trustee of the Liquidating Trust of Teltronics, Inc. (the “Debtor”), filed a complaint in the U.S. Bankruptcy Court for the Middle District of Florida against us and Harris Corporation (the “Defendants”). The complaint alleges that the Defendants are liable under federal and state bankruptcy law regarding fraudulent transfers for the value of a patent portfolio that we purchased from Harris Corporation pursuant to an agreement entered into in January 2009, and within four years of the date the Debtor filed its petition in bankruptcy. In February 2015, the Court held a trial and in November 2015 entered judgment in favor of the Defendants. In December 2015, the Debtor filed an appeal of the judgment. We are not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can we estimate the potential loss or range of the potential loss that may result from this litigation.

In March 2012, Cascades Computer Innovations LLC filed a complaint in U.S. District Court for the Northern District of California (the “Court”) against us and five of our clients (collectively the “Defendants”). The complaint alleges that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The complaint further alleges that after we terminated our negotiations with the plaintiff to license certain patents held by the plaintiff, the Defendants violated the law by jointly refusing to negotiate or accept licenses under the plaintiff’s patents. The plaintiff seeks unspecified monetary damages and injunctive relief. In January 2013, the Court dismissed the complaint against the Defendants and granted the plaintiff leave to amend its complaint. In February 2013, the plaintiff filed an amended lawsuit alleging that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. In February 2016, the Court entered judgment in favor of the Defendants on the federal antitrust claims, and requested further briefing by the parties on the remaining state law claims. We are not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can we estimate the potential loss or range of the potential loss that may result from this litigation.

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

	High	Low
For the year ended December 31, 2014:
First Quarter	$17.37	$15.40
Second Quarter	$17.75	$15.76
Third Quarter	$18.12	$13.73
Fourth Quarter	$15.25	$13.01
For the year ended December 31, 2015:
First Quarter	$15.01	$12.31
Second Quarter	$17.20	$14.14
Third Quarter	$17.02	$13.24
Fourth Quarter	$15.26	$10.51
Holders
At February 19, 2016, there were 21 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.
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

The following graph shows the value of an investment of $100 on May 4, 2011 (the date our common stock commenced trading on the NASDAQ Global Select Market) in our common stock, the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index. Data for the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index assume reinvestment of dividends. The comparisons shown in the graph are based upon historical data and we caution that the stock price performance shown in the graph is neither indicative of, nor intended to forecast, the potential future performance of our stock.

Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended December 31, 2015 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
October 31, 2015	258	$14.45	258	$61,905,479
November 30, 2015	315	13.83	315	57,546,142
December 31, 2015	764	11.41	764	48,825,058
	1,337		1,337	$48,825,058
(1) On February 10, 2015, we announced that our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $75.0 million of our outstanding common stock with no expiration date from the date of authorization. As of December 31, 2015, we repurchased $26.2 million of the outstanding common stock. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our share repurchase program does not obligate us to acquire any specific number of shares.

Item 6.	Selected Consolidated Financial Data.
The selected consolidated financial data for the years ended December 31, 2015, 2014 and 2013, as well as the consolidated balance sheet data as of December 31, 2015 and 2014, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for years ended December 31, 2012 and 2011 as well as the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of results of future operations, and should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Part II, Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Revenue	$291,881	$259,335	$237,504	$197,688	$154,044
Cost of revenue	148,858	124,435	110,771	82,323	67,371
Selling, general and administrative expenses	77,428	71,679	62,525	53,590	40,593
(Gain) loss on sale of patent assets, net	(592)	(707)	126	(177)	—
Operating income	66,187	63,928	64,082	61,952	46,080
Other income (expense), net	(688)	354	213	117	(723)
Income before provision for income taxes	65,499	64,282	64,295	62,069	45,357
Provision for income taxes	26,077	24,941	23,512	23,112	16,225
Net income	$39,422	$39,341	$40,783	$38,957	$29,132

Net income available to common stockholders:
Basic	$39,422	$39,341	$40,763	$38,455	$19,697
Diluted	$39,422	$39,341	$40,763	$38,474	$20,310
Net income available to common stockholders per common share:
Basic	$0.72	$0.74	$0.78	$0.77	$0.61
Diluted	$0.71	$0.72	$0.76	$0.74	$0.57
Weighted-average shares used in computing net income available to common stockholders per common share:
Basic	54,432	53,444	51,956	49,766	32,032
Diluted	55,410	54,818	53,652	51,802	35,920

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cash, cash equivalents, and short-term investments	$325,998	$317,533	$290,722	$199,730	$233,725
Patent assets, net	254,560	236,349	219,954	199,314	163,352
Total assets	658,561	642,064	588,801	493,967	437,994
Deferred revenue, including current portion	115,652	136,209	137,743	104,371	108,275
Notes payable and other deferred payment obligations, including current portion	2,383	—	500	500	5,056
Total liabilities	142,082	157,019	163,878	133,708	138,910
Total stockholders’ equity	516,479	485,045	424,923	360,259	299,084

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions which, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the “Exchange Act.” Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. Forward-looking statements include statements regarding our business strategies and business model, products, benefits to our clients, future financial results and expenses, our acquisition of Inventus Solutions, Inc., and our patent acquisition spending. These statements are based on the beliefs and assumptions of our management based on information currently available. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

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

For the year ended December 31, 2015, revenue grew to $291.9 million from $259.3 million for the year ended December 31, 2014. During 2015, 2014 and 2013, our client count increased by 51, 36 and 28 clients, respectively, bringing our total client network to 255 as of December 31, 2015. At December 31, 2015, we had deferred revenue of $115.7 million.

We believe that our acquisitions of patent assets are a key driver of the value that we create for our clients. We measure patent asset acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital. For the year ended December 31, 2015, our gross and net patent acquisition spend totaled $1,119.4 million and $160.7 million, respectively, for which we completed 80 acquisitions of patent assets. From our inception through December 31, 2015, we have completed 307 acquisitions of patent assets with gross and net patent acquisition spend of $2.0 billion and $830.0 million, respectively.

During the year ended December 31, 2015, we divested one patent asset in the open market. This divestiture did not have a material impact to our results of operations and financial condition. We may divest patent portfolios from time to time, and these divestitures will result in a gain or loss in the period in which the transaction occurs. The amount of consideration received is compared to the patent asset’s carrying value to determine and recognize a gain or loss.

Insuring against the costs of non-practicing entity (“NPE”) patent litigation is a natural extension of our core defensive patent aggregation service. In August 2012, we started to offer NPE patent infringement liability insurance, which is a liability insurance policy for operating companies that covers certain costs associated with patent infringement lawsuits by NPEs. The insurance product complements our core defensive patent aggregation service, enabling policyholders to better manage and mitigate the risk of NPE patent litigation. In connection with an evolution in the way that we sell insurance policies, during March 2014 we formed a reinsurance company to assume a portion of the underwriting risk on insurance policies that we issue on behalf of a Lloyd’s of London underwriting syndicate. We began issuing new policies under the reinsurance model in May 2014. As of December 31, 2015, we had a total of 89 active insurance policies. The effect of the insurance policies that we have issued or assumed through our reinsurance business was not material to our results of operations or financial condition for the years ended December 31, 2015 or 2014.

Recent Development
On January 22, 2016, we and National Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (the “Merger Sub”), completed a transaction in which Inventus Solutions, Inc., a Delaware corporation ("Inventus”), became our wholly-owned subsidiary pursuant to a previously-announced Agreement and Plan of Merger (the “Merger Agreement”) entered into on December 13, 2015 among us, Merger Sub, Inventus and Inventus Intermediate, LLC, a Delaware limited liability company, as principal stockholder of Inventus and as the representative of Inventus's stockholders and holders of vested options. We paid aggregate consideration of $232 million in cash at the closing, net of adjustments for Inventus's cash and working capital. The transaction expands our business into the litigation discovery management market.
Key Components of Results of Operations
Revenue
Subscription revenue includes membership subscription services, premiums earned from insurance policies, net of ceding commission, and management fees. Historically, the majority of our revenue has consisted of fees paid by our clients under subscription agreements. Subscription revenue will be positively or negatively impacted by the financial performance of our clients since their subscription fees typically reset annually based upon their most recently reported annual financial results. Additionally, in August 2012, we launched our insurance product and started to recognize insurance premium revenue from the insurance policies that we underwrite. As the primary insurer, we had been recognizing the full insurance premium as revenue. In May 2014, we began to assume a portion of the underwriting risk on insurance policies that we issue on behalf of a Lloyd's of London underwriting syndicate, and as a result we recognize only the portion of the underwriting risk that we assume, net of ceding commission. In addition, we receive management fees for marketing, underwriting, and claims management services. Although we expect this revenue to increase as we sell more policies in the future, for the years ended December 31, 2015 and 2014, insurance premium revenue was not material to our results of operations.

We also recognize revenue from the sale of licenses and advisory fee income in connection with syndicated acquisitions, which we collectively refer to as fee-related revenue. In the future, we may receive other revenue and fee income from newly introduced products and services. While we may continue to experience revenue growth on an annual basis, we do not believe that our rate of growth since inception is representative of anticipated future revenue growth.

We expect to generate revenue through monthly fees for our litigation discovery management services through our acquisition of Inventus and we anticipate these fees will materially increase our revenues.

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

Our cost of revenue is primarily driven by the amortization of previously acquired patent assets, which are typically amortized over an estimated useful life of 24 to 60 months. From time to time, we may acquire patent assets that are valuable to our clients and prospects with an estimated useful life that is significantly less than the historical weighted-average of patent assets previously acquired, resulting in increased patent asset amortization expense in immediate periods following acquisition. Estimating the economic useful lives of our patent assets depends on various factors including whether we acquire patents or licenses to patents, and the remaining statutory life of the underlying patents, either of which could result in shorter amortization periods. We believe that amortization periods of patent assets to be acquired in future periods may be amortized over shorter periods than the historical weighted-average of 44 months. We expect our cost of revenue to increase in the future as we add additional patent assets to our existing portfolio to support our existing and future clients, as our insurance business grows, and integrate our acquisition of Inventus.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of salaries and related expenses, including stock-based compensation expense, cost of marketing programs, legal costs, professional fees, travel costs, facility costs and other corporate expenses. We expect that in the foreseeable future, as we seek to serve more clients, develop new products and services, and integrate our acquisition of Inventus, selling, general and administrative expenses will increase.

Other Income (Expense), Net
Other income (expense), net consists of interest income earned on our cash, cash equivalents and short-term investments, changes in fair value and gains on extinguishment of our deferred payment obligations, other-than-temporary impairments and realized losses on the sales or exchanges of our short-term investments.

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

Key indicators evaluated to determine our role as either principal or agent in the transaction include, among others:

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

Revenue recognition for arrangements with multiple deliverables. A multiple-element arrangement may include the sale of a subscription to our patent risk management solution and an insurance policy to cover certain costs associated with patent infringement litigation by NPEs, each of which are individually considered separate units of accounting. Each element within a multiple-element arrangement is accounted for as a separate unit of accounting given that the delivered products have value to the customer on a standalone basis. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor. The delivery of insurance coverage is not dependent on a client’s subscription to our patent risk management solution. While we believe our insurance product offering is unique, our clients are able to purchase insurance coverage as a standalone product from other providers. We sell the components of our our patent risk management solution on a standalone basis.

We have determined our best estimate of selling price (“BESP”) for a subscription to our patent risk management solution based on the following:

•
List price, which represents the rates listed on our annual rate card. We publish a standard rate card annually. Each client’s subscription fee is typically calculated using the applicable rate card and its normalized operating income, which is defined as the greater of (i) 5% of the client’s most recently reported fiscal year’s revenue, and (ii) the average of the three most recently reported fiscal years’ operating income of the client. Each client’s annual subscription fee is reset annually based on its normalized operating income for its most recently completed fiscal years.

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

Because each client generally receives a license to the majority of our patent assets, we are unable to reliably determine the pattern over which our patent assets are consumed. As a result, we amortize each patent asset on a straight-line basis. The amortization period is equal to the asset’s estimated economic useful life. Estimating the economic useful life of patent assets requires significant management judgment. We consider various factors in estimating the economic useful lives of our patent assets, including the remaining statutory life of the underlying patents, the applicability of the assets to future clients, the vesting period for current clients to obtain perpetual licenses to such patent assets, any contractual commitments by clients that are related to such patent assets, our estimate of the period of time during which we may sign subscription agreements with prospective clients that may find relevance in the patent assets, and the remaining contractual term of our existing clients at the time of acquisition. In certain instances, where we acquire patent assets and secure related client committed cash flows that extend beyond the statutory life of the underlying patents, the useful life may extend beyond the statutory life of the patent assets. As of December 31, 2015, the estimated economic useful life of our patent assets generally ranged from 24 to 60 months. The weighted-average estimated economic useful life of patent assets acquired since inception was 44 months. The weighted-average estimated economic useful life of patent assets acquired during the year ended December 31, 2015 was 38 months. We periodically evaluate whether events and circumstances have occurred that may warrant a revision to the remaining estimated useful life of our patent assets.

In instances where we sell patent assets, the amount of consideration received is compared to the asset’s carrying value to determine and recognize a gain or loss.

Stock-Based Compensation
We account for stock-based compensation for equity-settled awards issued to employees and directors under ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that stock-based compensation expense for equity-settled awards made to employees and directors be measured based on the estimated grant date fair value and recognized over the requisite service period. These equity-settled awards include stock options, restricted stock units (“RSUs”) and performance-based RSUs which include a service condition, some of which also include a market condition or performance condition (“PBRSUs”).

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

The fair value of PBRSUs with performance conditions is estimated as of the grant date by reference to the fair value of the underlying shares on the date of grant. The fair value of PBRSUs with market conditions is estimated as of the date of grant using the Monte-Carlo simulation model. For PBRSUs, stock-based compensation expense is recognized over the derived service period for each tranche (or market or performance condition). Because our PBRSUs have multiple derived service periods, we use the graded-vesting attribution method. The graded vesting attribution method requires a company to recognize compensation expense over the requisite service period for each vesting tranche of the award as though the award were, in substance, multiple awards. The compensation expense for PBRSUs with market conditions will only be reversible if the employee terminates prior to completing the requisite service periods for these awards (i.e., compensation expense will not be reversed if the market condition is not met). For PBRSUs that include performance conditions, we only recognize compensation expense for those awards which vesting is determined to be probable upon satisfaction of certain performance criteria.

Estimates of the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option-pricing model and a Monte-Carlo simulation model, is affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. For all stock options granted to date, we calculated the expected term using the SEC simplified method. We had limited information on our past volatility and a limited operating history. Therefore, we had estimated the volatility data based on a study of publicly traded industry peer companies. For purposes of identifying these peer companies, we considered the industry, stage of development, size and financial leverage of potential comparable companies. As of the second quarter of 2014, we no longer calculate expected term using the SEC simplified method and began to calculate our expected term and also began using our volatility history. We have not granted any stock options since making these changes. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

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

As of December 31, 2015, there was $1.1 million and $30.2 million of unrecognized compensation cost related to stock options and RSUs, including PBRSUs, respectively, which is expected to be recognized over a weighted-average period of 0.6 years and 2.4 years, respectively.

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. Judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. We applied a $1.1 million valuation allowance against a portion of the current year generated capital losses at December 31, 2015. We did not apply a valuation allowance against our deferred tax balances at December 31, 2014.

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

Our effective tax rate could be adversely affected by changes in federal, state or foreign tax laws, certain non-deductible expenses arising from stock-based awards and changes in accounting principles. During 2015, the statute of limitations expired with respect to our 2010 tax year which was under examination by the State of California Franchise Tax Board. The conclusion of this examination did not have a material impact on our consolidated financial statements. The 2012 through 2015 tax periods remain open to examination by the Internal Revenue Service and the 2011 through 2015 tax periods remain open to examination by most state tax authorities.

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

We use significant estimates and assumptions, including fair value estimates, to determine fair value of assets acquired, liabilities assumed and, when applicable, the related useful lives of the acquired assets, as of the business combination date. When those estimates are provisional, we refine them as necessary during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which we may gather new information about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Measurement period adjustments are applied retrospectively. All other adjustments are recorded to the consolidated statements of operations.

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

Loss expense for known and incurred but not reported claims are charged to earnings after deducting recoverable amounts under our reinsurance contract. Loss expense for known and incurred but not reported claims associated with policies that we issued on behalf of a Lloyd's of London underwriting syndicate are charged to earnings for the portion of the underwriting risk that we assume.
Results of Operations
The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Year Ended December 31,
	2015	2014	2013
Revenue	$291,881	$259,335	$237,504
Cost of revenue	148,858	124,435	110,771
Selling, general and administrative expenses	77,428	71,679	62,525
(Gain) loss on sale of patent assets, net	(592)	(707)	126
Operating income	66,187	63,928	64,082
Other income (expense), net	(688)	354	213
Income before provision for income taxes	65,499	64,282	64,295
Provision for income taxes	26,077	24,941	23,512
Net income	$39,422	$39,341	$40,783

The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of revenue.

	Year Ended December 31,
	2015	2014	2013
Revenue	100%	100%	100%
Cost of revenue	51	48	47
Selling, general and administrative expenses	27	28	26
(Gain) loss on sale of patent assets, net	—	—	—
Operating income	22	24	27
Other income (expense), net	—	—	—
Income before provision for income taxes	22	24	27
Provision for income taxes	9	10	10
Net income	13%	14%	17%

Years Ended December 31, 2015 and 2014
Revenue
Our revenue for the year ended December 31, 2015 was $291.9 million compared to $259.3 million during the same period a year prior, an increase of $32.6 million, or 13%. Subscription revenue, which includes membership subscription services, premiums earned, net of ceding commissions, from insurance policies and management fees, for the year ended December 31, 2015 was $269.7 million compared to $251.4 million for the year ended December 31, 2014. The increase in subscription revenue was attributable to an increase in membership fees and insurance premiums, which was comprised of $15.1 million from new clients who joined our network subsequent to December 31, 2014 and $3.3 million from clients who joined our network prior to December 31, 2014. As of December 31, 2015 we had a total client network of 255 companies as compared to 204 as of December 31, 2014.

Revenue for the year ended December 31, 2015 also included $22.2 million of fee-related revenue as compared to $8.0 million in the same period in 2014. This increase in fee-related revenue was primarily attributable to the success fees earned in relation to syndicated acquisitions as well as the sale of perpetual licenses.

Cost of Revenue
Our cost of revenue for the year ended December 31, 2015 was $148.9 million compared to $124.4 million during the same period a year prior, an increase of $24.5 million, or 20%. The increase was primarily attributable to a $22.7 million increase in patent amortization expense as a result of an increase in our patent assets and shorter than historical amortization periods for certain patent assets acquired during the year ended December 31, 2015. Patent assets acquired during the year ended December 31, 2015 had a weighted-average amortization period of 38 months compared with the historical weighted-average since our inception of 44 months. This increase was also attributable to a $1.5 million increase in expenses incurred to maintain and prosecute patents and patent applications included in our portfolio and a $1.0 million increase in expenses incurred to conduct inter partes reviews and prior art searches, partially offset by a $0.7 million decrease in insurance premiums ceded and loss expense for known and incurred but not reported claims for insurance policies.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the year ended December 31, 2015 were $77.4 million compared to $71.7 million during the same period a year prior, an increase of $5.7 million or 8%. The increase was primarily due to a $3.4 million increase in personnel-related costs, attributable to increasing our headcount to 161 employees as of December 31, 2015, a $1.7 million increase in legal and professional service fees primarily attributable to costs related to M&A activity, and $0.3 million increase in IT related costs for software upgrades and licenses for additional users due to increases in headcount.

Other Income (Expense), Net
Our other expense, net for the year ended December 31, 2015 was $0.7 million compared to other income, net of $0.4 million during the same period a year prior, a decrease of $1.1 million. The decrease was primarily due to a $5.1 million other-than-temporary impairment of short-term investments and $3.4 million of losses realized on sales and exchanges of short-term investments offset by fair value adjustments on our deferred payment obligations of $3.9 million, a $3.0 million gain on extinguishment of our deferred payment obligation, and $0.5 million of interest income from our short-term investments.

Provision for Income Taxes
Our provision for income taxes was $26.1 million and $24.9 million for the years ended December 31, 2015 and 2014, respectively. Our effective tax rate, including the impact of discrete benefit items, was 40% and 39% for the years ended December 31, 2015 and 2014, respectively. Based on available information, we believe it is more-likely-than-not that our deferred tax assets will be fully realized with the exception of a portion of our generated capital losses. Accordingly, we have not applied a valuation allowance against our net deferred tax assets except for a portion of the current year generated capital losses at December 31, 2015.
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
Liquidity and Capital Resources
We have financed substantially all of our operations and patent asset acquisitions through subscription and other fees collected from our clients, patent-seller financing, and the sale of equity securities. As of December 31, 2015, we had $95.0 million of cash and cash equivalents and $231.0 million in short-term investments. Subsequent to December 31, 2015, we paid aggregate consideration of $232 million in cash, net of working capital adjustments, at the closing of the Inventus transaction. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future capital needs will depend on many factors, including, among other things, our acquisition of patent assets, addition and renewal of client membership agreements, growth of our insurance business, integration of our acquisition of Inventus, and development of new products and services. We continue to anticipate a significant level of patent acquisition spending as our business grows. We expect our cash used in investing activities to increase in the future as we acquire additional patent assets. We expect our cash used in financing activities to increase in the future as we execute our stock repurchase program by purchasing RPX shares. Additionally, we may enter into potential investments in, or acquisitions of, complementary businesses that could cause us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$173,223	$191,469	$212,473
Net cash used in investing activities	(134,868)	(214,434)	(194,208)
Net cash provided by (used in) financing activities	(21,391)	829	8,252
Net increase (decrease) in cash and cash equivalents	$16,964	$(22,136)	$26,517

Cash Flows from Operating Activities
Cash provided by operating activities for the year ended December 31, 2015 was $173.2 million, consisting of adjustments for non-cash items of $156.5 million, changes in working capital and non-current assets and liabilities of $22.7 million, and net income of $39.4 million. Non-cash adjustments to net income primarily consisted of $145.8 million of depreciation and amortization, $17.6 million of stock-based compensation, $6.7 million of amortization of premium on investments, $5.1 million impairment of short-term investments, $3.4 million loss on sales and transfers of short-term investments, a reduction of $13.0 million due to a net increase in our deferred taxes, fair value adjustments on our deferred payment obligations of $3.9 million, $3.0 million due to a gain recognized on the extinguishment of a deferred payment obligation, $1.6 million due to excess tax benefit from stock-based compensation and a $0.6 million gain from the sale of patent assets. The change in working capital and non-current assets and liabilities resulted primarily from a $21.3 million decrease in deferred revenue and a $17.7 million increase in prepaid expenses and other assets partially offset by a $10.9 million decrease in accounts receivable, a $4.6 million increase in accrued and other liabilities, and a $0.7 million increase in accounts payable. The decrease in accounts receivables was due to collections of $270.2 million partially offset by billings of $259.3 million. The decrease in deferred revenue was due to revenue recognized during the period of $270.5 million, partially offset by $249.2 million in billings to new and existing clients. The amount of deferred revenue in any given period varies with the addition of new clients, the mix of payment terms that we offer and the timing of invoicing existing clients.

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

Cash Flows from Investing Activities
Cash used in investing activities for the year ended December 31, 2015 was $134.9 million, of which $132.8 million was used to acquire patent assets, $19.5 million was used for the net purchases of short-term investments, $2.5 million was used for acquisition of other assets, $2.2 million was used to acquire property and equipment, and $0.4 million was used for the final payment of the acquisition of DCML Services Corporation. This was partially offset by $21.7 million received from the sale of investments, $0.7 million of proceeds received from the sale of patent assets, and a $0.2 million decrease in restricted cash.

Cash used in investing activities for the year ended December 31, 2014 was $214.4 million, of which $137.0 million was used to acquire patent assets, $25.0 million paid toward the non-refundable deposit for a syndicated patent acquisition transaction completed in January 2015, $49.9 million was used for net purchases of short-term investments, $2.3 million was used for a business acquisition, and $1.5 million was used to acquire property and equipment. This was partially offset by $1.1 million of proceeds received from the sale of patent assets.

Cash Flows from Financing Activities
Cash used in financing activities for the year ended December 31, 2015 was $21.4 million, resulting from $26.2 million used to repurchase our common stock under our share repurchase program, $5.1 million in tax payments for net-share settlements of RSUs and PBRSUs, and $2.9 million used for repayments of deferred payment obligations, partially offset by $6.3 million in proceeds from deferred payment obligations, $5.0 million in proceeds from the exercise of stock options and $1.6 million in excess tax benefit from stock-based compensation.

Cash provided by financing activities for the year ended December 31, 2014 was $0.8 million, resulting from $3.2 million in proceeds from the exercise of stock options and $2.6 million in excess tax benefit from stock-based compensation, partially offset by $4.9 million in tax payments for net-share settlements of restricted stock units.
Contractual Obligations and Commitments
The following summarizes our non-cancelable minimum payments under contractual obligations and commitments as of December 31, 2015 (in thousands):

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Total
Lease commitments	$4,284	$8,479	$3,613	$16,376

We lease office facilities under non-cancelable operating leases that expire at various dates through 2019. Our facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance. We also acquired certain non-cancelable lease obligations through our acquisition of Inventus that we expect to be material and are not included in the table above.

In March 2012, we entered into an amended lease agreement related to our San Francisco, California office space. The amendment, which took effect on May 1, 2013, increased the rentable space to approximately 67,000 total square feet and extended the term through October 2019. The monthly base rent payments pursuant to this lease are approximately $0.3 million per month, increasing to approximately $0.4 million per month. As of December 31, 2015, the total future minimum payments required under non-cancelable operating leases is $16.4 million, which is included in the table above. In October 2013, we entered into an agreement to sublease a portion of its San Francisco, California office space. This sublease took effect on February 1, 2014 for a 36-month term through January 2017.

As of December 31, 2015, we had gross unrecognized tax benefits of $6.4 million, which includes interest and penalties of $1.1 million classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with the tax liabilities; therefore, such amounts are not included in the above contractual obligations table.

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
Off Balance Sheet Arrangements
At December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.
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

Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $326.0 million as of December 31, 2015. Our cash balances deposited in U.S. banks are non-interest bearing and insured up to the Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents consist primarily of commercial paper, institutional money market funds, U.S government and agency securities, and municipal bonds denominated primarily in U.S. Dollars. Interest rate fluctuations affect the returns on our invested funds.

As of December 31, 2015, our short-term investments of $231.0 million were primarily invested in municipal and corporate bonds maturing between 90 days and 12 months, U.S. government and agency securities, commercial paper, and equity securities. As of December 31, 2015, our investments were primarily classified as available-for-sale and, consequently, were recorded at fair value in the consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in the fair value of an asset below its carrying value is other-than-temporary. During December 31, 2015, we recorded an other-than-temporary impairment related to our short-term investments of $5.1 million in the consolidated statements of operations within other income (expense), net.

If overall interest rates had changed by 10% during the year ended December 31, 2015, the fair value of our investments would not have been materially affected.

Effect of Inflation
We believe that inflation has not had a material impact on our consolidated results of operations for the year ended December 31, 2015. There can be no assurance that future inflation will not have an adverse impact on our consolidated results of operations or financial condition.

Item 8.	Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
RPX Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of RPX Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it has classified deferred taxes on its consolidated balance sheet as of December 31, 2015, on a prospective basis.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 26, 2016

RPX Corporation
Consolidated Balance Sheets
(in thousands, except par value data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$94,983	$78,019
Short-term investments	231,015	239,514
Restricted cash	701	584
Accounts receivable	13,905	24,793
Prepaid expenses and other current assets	12,643	3,466
Deferred tax assets	—	4,400
Total current assets	353,247	350,776
Patent assets, net	254,560	236,349
Property and equipment, net	4,733	4,151
Intangible assets, net	1,801	3,526
Goodwill	19,978	19,978
Restricted cash, less current portion	727	1,091
Other assets	6,896	26,100
Deferred tax assets, less current portion	16,619	93
Total assets	$658,561	$642,064

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$959	$235
Accrued liabilities	14,842	14,257
Deferred revenue	110,921	133,316
Deferred payment obligations	2,383	—
Other current liabilities	467	640
Total current liabilities	129,572	148,448
Deferred revenue, less current portion	4,731	2,893
Other liabilities	7,779	5,678
Total liabilities	142,082	157,019
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value — 200,000 shares authorized; 53,489 and 54,062 issued and outstanding as of December 31, 2015 and 2014, respectively	5	5
Additional paid-in capital	344,610	326,280
Retained earnings	172,115	158,868
Accumulated other comprehensive loss	(251)	(108)
Total stockholders’ equity	516,479	485,045
Total liabilities and stockholders’ equity	$658,561	$642,064

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$291,881	$259,335	$237,504
Cost of revenue	148,858	124,435	110,771
Selling, general and administrative expenses	77,428	71,679	62,525
(Gain) loss on sale of patent assets, net	(592)	(707)	126
Operating income	66,187	63,928	64,082
Other income (expense), net	(688)	354	213
Income before provision for income taxes	65,499	64,282	64,295
Provision for income taxes	26,077	24,941	23,512
Net income	$39,422	$39,341	$40,783

Net income available to common stockholders:
Basic	$39,422	$39,341	$40,763
Diluted	$39,422	$39,341	$40,763
Net income available to common stockholders per common share:
Basic	$0.72	$0.74	$0.78
Diluted	$0.71	$0.72	$0.76
Weighted-average shares used in computing net income available to common stockholders per common share:
Basic	54,432	53,444	51,956
Diluted	55,410	54,818	53,652

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$39,422	$39,341	$40,783
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale investments:
Unrealized holding gains (losses) arising during the period	(572)	(156)	67
Less: reclassification adjustment for losses included in net income	429	—	1
Net unrealized gains (losses) on available-for-sale investments, net of tax	(143)	(156)	68
Comprehensive income	$39,279	$39,185	$40,851

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	51,084	$5		$281,530	$78,744	$(20)	$360,259
Components of comprehensive income, net of tax:
Net income	—	—		—	40,783	—	40,783
Unrealized gain on available-for-sale investments, net of tax	—	—		—	—	68	68
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other common stock issuances	1,618	—		5,223	—	—	5,223
Repurchase of common stock	(10)	—		—	—	—	—
Vesting of options early exercised	—	—		66	—	—	66
Stock-based compensation	—	—		16,192	—	—	16,192
Tax benefit of equity award deductions	—	—		3,088	—	—	3,088
Tax withholdings related to net share settlements of restricted stock units	—	—		(756)	—	—	(756)
Balance at December 31, 2013	52,692	5		305,343	119,527	48	424,923
Components of comprehensive income, net of tax:
Net income	—	—		—	39,341	—	39,341
Unrealized loss on available-for-sale investments, net of tax	—	—		—	—	(156)	(156)
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other common stock issuances	1,188	—		3,163	—	—	3,163
Issuance of common stock related to business acquisition	182	—		3,156	—	—	3,156
Stock-based compensation	—	—		17,747	—	—	17,747
Tax benefit of equity award deductions	—	—		1,799	—	—	1,799
Tax withholdings related to net share settlements of restricted stock units	—	—		(4,928)	—	—	(4,928)
Balance at December 31, 2014	54,062	5		326,280	158,868	(108)	485,045
Components of comprehensive income, net of tax:			—
Net income	—	—		—	39,422	—	39,422
Unrealized loss on available-for-sale investments, net of tax	—	—		—	—	(143)	(143)
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other common stock issuances	1,420	—		5,013	—	—	5,013
Repurchase of common stock	(1,993)	—		—	(26,175)	—	(26,175)
Stock-based compensation	—	—		17,728	—	—	17,728
Tax benefit of equity award deductions	—	—		686	—	—	686
Tax withholdings related to net share settlements of restricted stock units	—	—		(5,097)	—	—	(5,097)
Balance at December 31, 2015	53,489	$5		$344,610	$172,115	$(251)	$516,479

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$39,422	$39,341	$40,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,835	123,138	108,629
Stock-based compensation	17,594	17,656	16,115
Excess tax benefit from stock-based compensation	(1,593)	(2,598)	(3,857)
(Gain) loss on sale of patent assets, net	(592)	(707)	126
Amortization of premium on investments	6,666	6,585	6,013
Deferred taxes	(13,010)	(14,216)	(3,302)
Fair value adjustments on deferred payment obligations	(3,887)	—	—
Gain on extinguishment of deferred payment obligation	(3,000)	—	—
Other-than-temporary impairment of short-term investments	5,096	—	—
Realized loss on exchange of short-term investments	3,444	—	—
Other	(60)	(500)	116
Changes in assets and liabilities, net of business acquired:
Accounts receivable	10,888	14,006	(13,333)
Other receivables	—	—	33,775
Prepaid expenses and other assets	(17,651)	3,565	(9,376)
Accounts payable	724	(97)	(236)
Accrued and other current liabilities	4,631	6,930	3,648
Deferred revenue	(21,284)	(1,634)	33,372
Net cash provided by operating activities	173,223	191,469	212,473
Investing activities
Purchases of investments	(273,853)	(224,548)	(210,660)
Maturities of investments	254,360	174,650	147,052
Sales of investments	21,650	—	1,099
Business acquisition, net of cash acquired	(425)	(2,286)	—
(Increase) decrease in restricted cash	247	143	(1,818)
Purchases of property and equipment	(2,163)	(1,511)	(2,880)
Acquisitions of patent assets	(132,834)	(136,968)	(127,101)
Deposit for acquisition of patent assets	—	(25,000)	—
Proceeds from sale of patent assets	650	1,086	100
Acquisition of other assets	(2,500)	—	—
Net cash used in investing activities	(134,868)	(214,434)	(194,208)
Financing activities
Repayments of principal on deferred payment obligations	(2,935)	—	—
Proceeds from deferred payment obligations	6,270	—	—
Proceeds from exercise of stock options	4,953	3,159	5,151
Taxes paid related to net-share settlements of restricted stock units	(5,097)	(4,928)	(756)
Excess tax benefit from stock-based compensation	1,593	2,598	3,857
Repurchase of common stock	(26,175)	—	—
Net cash provided by (used in) financing activities	(21,391)	829	8,252
Net increase (decrease) in cash and cash equivalents	16,964	(22,136)	26,517
Cash and cash equivalents at beginning of period	78,019	100,155	73,638
Cash and cash equivalents at end of period	$94,983	$78,019	$100,155

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Supplemental disclosures of cash flow information
Cash paid for income taxes	$23,969	$15,066	$17,849

Non-cash investing and financing activities
Change in patent assets purchased and accrued but not paid	$—	$(500)	$(600)
Change in fixed assets purchased and accrued but not paid	—	(166)	166
Change in other assets purchased and accrued but not paid	—	(63)	63
Patent assets and intangible assets received in barter transactions	2,203	—	—
Nonmonetary exchange for investments	5,935	—	—
Issuance of common stock related to business acquisition	—	3,156	—
Unpaid cash consideration for business acquisition	—	425	—

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Notes to Consolidated Financial Statements

1.	Nature of Business
RPX Corporation (also referred to herein as “RPX” or the “Company”) helps companies reduce patent-related risk and expense by providing a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. The core of the Company’s solution is defensive patent aggregation, in which it acquires patents or licenses to patents that are being or may be asserted against the Company’s current or prospective clients. The Company occasionally enters into agreements to acquire covenants not to sue in order to further mitigate its clients’ litigation risk. The acquired patents, licenses to patents, patent rights and agreements for covenants not to sue are collectively referred to as “patent assets.” The Company’s clients pay an annual subscription fee and in return, receive a license from the Company to substantially all of its patent assets and access to its proprietary patent market intelligence and data. In some instances, the Company accepts a payment from a client to finance part or all of an acquisition involving patent assets that may cost more than the Company is prepared to spend with its own capital resources or that are relevant only to a very small number of clients. In these instances, the Company facilitates syndicated transactions that include contributions from participating clients in addition to their annual subscription fees.
In addition to the Company’s core solution, in August 2012, the Company began underwriting patent infringement liability insurance policies to insure against certain costs of litigation from non-practicing entities (“NPEs”). In March 2014, the Company formed a reinsurance company to assume a portion of the underwriting risk on insurance policies that the Company issues on behalf of a Lloyd’s of London underwriting syndicate. The Company began placing new policies under the reinsurance model in May 2014. As of and for the year ended December 31, 2015, the effect of the insurance policies that the Company has issued or assumed through its reinsurance business was not material to the Company’s results of operations, financial condition or cash flows.
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
Significant estimates and assumptions made by management include the determination of:

•	the estimated economic useful lives of patent assets;

•	the determination of a best estimated selling price of a subscription to the Company’s patent risk management solution and its insurance offering;

•	the fair value of assets acquired and liabilities assumed for business combinations;

•	recognition and measurement of current and deferred income taxes, any related valuation allowances, and uncertain tax positions;

•	the fair value of stock awards issued;

•	the assumptions and methods used in deriving the fair value of deferred payment obligations; and

•	the estimated reserves for known and incurred but not reported claims.

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

In limited instances where a subscription agreement includes a contingency clause, giving one or both parties an option to terminate the agreement and receive a full refund if contingencies are not resolved within a defined time period, revenue will not be recognized until the contingency has been satisfied. The revenue earned during the period between the effective date of the agreement and the contingency removal date is recognized on the contingency removal date. Thereafter, revenue is recognized ratably over the remaining subscription term.

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
Key indicators evaluated to determine the Company's role as either principal or agent in the transaction include, among others:

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

Revenue recognition for arrangements with multiple deliverables. A multiple-element arrangement may include the sale of a subscription to the Company’s patent risk management solution and an insurance policy to cover certain costs associated with patent infringement litigation by NPEs, each of which are individually considered separate units of accounting. Each element within a multiple-element arrangement is accounted for as a separate unit of accounting given that the delivered products have value to the customer on a standalone basis. The Company considers a deliverable to have standalone value if the product or service is sold separately by itself or another vendor. The delivery of insurance coverage is not dependent on a client’s subscription to the Company’s patent risk management solution. While the Company believes its insurance product offering is unique, its clients are able to purchase insurance coverage as a standalone product from other providers. The Company sells the components of its patent risk management solution on a standalone basis.
The Company has determined its best estimate of selling price (“BESP”) for a subscription to our patent risk management solution based on the following:

•
List price, which represents the rates listed on its annual rate card. The Company publishes a standard rate card annually. Each client’s subscription fee is typically calculated using its applicable rate card and its normalized operating income, which is defined as the greater of (i) 5% of the client’s most recently reported fiscal year’s revenue, and (ii) the average of the three most recently reported fiscal years’ operating income of the client. Each client’s annual subscription fee is reset annually based on its normalized operating income for its most recently completed fiscal years.

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

Deferred Revenue
The Company generally invoices its clients upon execution of a new agreement and prior to any anniversary date for existing agreements. The Company records the amount of fees billed as deferred revenue and recognizes such amounts as revenue ratably over the period for which they apply. The Company typically records deferred revenue when it has the legal right to bill amounts owed and the applicable service period has commenced. In an instance where a term has commenced but the fees have not yet been invoiced, the Company records an unbilled receivable. Deferred revenue that will be recognized during the succeeding 12-month period from the respective balance sheet date is recorded as deferred revenue, current, and the remaining portion is recorded as non-current.

Accounts Receivable
Accounts receivable primarily includes amounts billed to clients under their subscription agreements. The majority of the Company’s clients are well-established operating companies with investment-grade credit. For the years ended December 31, 2015 and 2014, the Company has not incurred any material losses on its accounts receivable. Based upon its historical collections experience and specific client information, the Company has determined that no allowance for doubtful accounts was required at either December 31, 2015 or 2014.

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

Credit risk with respect to accounts and other receivables is generally mitigated by short collection periods and/or subscription agreements that provide for payments in advance of the rendering of services. Three clients individually accounted for 32%, 18%, and 14% of accounts receivables at December 31, 2015. Three clients individually accounted for 28%, 24%, and 14% of accounts receivables at December 31, 2014. No client accounted for more than 10% of subscription fee revenue in any of the years ended December 31, 2015, 2014 or 2013.

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

The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, other receivables and accounts payable, approximate their fair values due to their short maturities. The carrying amounts of the Company's deferred payment obligations are valued using Level 3 valuation techniques which approximate fair value.

Cash and Cash Equivalents
The Company’s cash and cash equivalents principally consist of commercial paper, institutional money market funds, U.S. government and agency securities, and corporate and municipal bonds denominated primarily in U.S. dollars. Cash equivalents are highly liquid, short-term investments having an original maturity of 90 days or less that are readily convertible to known amounts of cash.

Restricted Cash
Restricted cash consists primarily of a certificate of deposit established as collateral for the Company’s office lease agreement as well as amounts held in trust. At December 31, 2015 and 2014, the Company had restricted cash (current and non-current) of $1.4 million and $1.7 million, respectively.

Short-Term Investments
The Company holds short-term investments in municipal and corporate bonds primarily maturing between 90 days and 12 months, commercial paper, U.S. government and agency securities, and equity securities. The Company considers its investments as available to support current operations. As a result, the Company classifies its investments, including those with stated maturities beyond twelve months, as current assets in the accompanying consolidated balance sheets. The Company primarily classifies these securities as “available-for-sale” and carries them at fair value in the consolidated balance sheets. Unrealized gains or losses are recorded, net of estimated taxes, in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recognized upon sale or exchange. The specific identification method is used to determine the cost basis of fixed income securities sold.

The Company periodically evaluates its investments for impairment due to declines in market value considered to be “other-than-temporary.” This evaluation consists of several qualitative and quantitative factors, including the Company’s ability and intent to hold the investment until a forecasted recovery occurs, as well as any decline in the investment quality of the security and the severity and duration of the unrealized loss. In the event of a determination that a decline in market value is other-than-temporary, the Company will recognize an impairment loss, and a new cost basis in the investment will be established. During the years ended December 31, 2015 and 2014, the Company recorded an other-than-temporary impairment on its short-term investments of $5.1 million and nil, respectively, in its consolidated statements of operations within other income (expense), net.

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

Internal-Use Software and Website Development Costs
The Company capitalizes development costs related to internal-use software and its website and records such amounts as property and equipment, net, on its consolidated balance sheets. These costs include personnel-related expenses and consultant fees incurred during the application development stages of the project. Costs related to preliminary project activities, minor enhancement and maintenance, and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its useful life, which is generally three years, beginning on the date the software is placed into service. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

During the years ended December 31, 2015, 2014 and 2013, the Company capitalized $2.3 million, $1.2 million, and $1.2 million, respectively, of internal-use software and website development costs. Amortization of internal-use software was $1.1 million, $1.3 million, $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Patent Assets, Net
The Company generally acquires patent assets from third parties using cash. Patent assets are recorded at fair value at acquisition. The fair value of the assets acquired is generally based on the fair value of the consideration exchanged. The asset value includes the cost of legal and other fees associated with the acquisition of the assets. Costs incurred to maintain and prosecute patents and patent applications are expensed as incurred.

Because each client generally receives a license to the majority of the Company’s patent assets, the Company is unable to reliably determine the pattern over which its patent assets are consumed. As a result, the Company amortizes each patent asset on a straight-line basis. The amortization period is equal to the asset’s estimated economic useful life. Estimating the economic useful life of patent assets requires significant management judgment. The Company considers various factors in estimating the economic useful lives of its patent assets, including the remaining statutory life of the underlying patents, the applicability of the assets to future clients, the vesting period for current clients to obtain perpetual licenses to such patent assets, any contractual commitments by clients that are related to such patent assets, its estimate of the period of time during which the Company may sign subscription agreements with prospective clients that may find relevance in the patent assets, and the remaining contractual term of the Company’s existing clients at the time of acquisition. In certain instances, where the Company acquires patent assets and secures related client committed cash flows that extend beyond the statutory life of the underlying patent assets, the useful life may extend beyond the statutory life of the patent assets. As of December 31, 2015, the estimated economic useful life of the Company’s patent assets generally ranged from 24 to 60 months. The weighted-average estimated economic useful life of patent assets acquired since inception was 44 months. The weighted-average estimated economic useful life of patent assets acquired during the year ended December 31, 2015 was 38 months. The Company periodically evaluates whether events and circumstances have occurred that may warrant a revision to the remaining estimated useful life of its patent assets.

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

Goodwill
The Company reviews goodwill for impairment annually on September 30 or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. For the year ended December 31, 2015, the Company performed the two-step goodwill impairment test for its single reporting unit under ASC Topic 350, Intangibles - Goodwill & Other (“ASC Topic 350”), issued by the FASB. The first step in identifying a potential impairment compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment charge, and the carrying value of goodwill is written down to fair value.

No impairment charges were recorded as a result of the Company’s 2015, 2014, and 2013 annual impairment analyses.

Intangible Assets, Net
Intangible assets, net primarily consists of intangible assets through business combinations. Such assets are capitalized and amortized on a straight-line basis over their estimated useful lives. Intangible assets, net excludes patent related intangible assets, which are recorded within patent assets, net in the consolidated balance sheets.

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

The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company applied a $1.1 million valuation allowance against its deferred tax balances at December 31, 2015. The Company did not apply a valuation allowance against its deferred tax balances at December 31, 2014.

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

Stock-Based Compensation
The Company accounts for stock-based compensation for equity-settled awards issued to employees and directors under ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that stock-based compensation expense for equity-settled awards made to employees and directors be measured based on the estimated grant date fair value and recognized over the requisite service period. These equity-settled awards include stock options, restricted stock units (“RSUs”) and performance-based RSUs which include a service condition, some of which also include a market condition or performance condition (“PBRSUs”).

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

The fair value of PBRSUs that include performance conditions is estimated by reference to the fair value of the underlying shares on the date of grant. The fair value of PBRSUs that include market conditions is estimated as of the date of grant using the Monte-Carlo simulation model. Stock-based compensation expense for PBRSUs is recognized over the derived service period for each tranche (or market or performance condition). Because the Company’s PBRSUs have multiple derived service periods, it uses the graded-vesting attribution method. The graded vesting attribution method requires a company to recognize compensation expense over the requisite service period for each vesting tranche of the award as though the award were, in substance, multiple awards. The compensation expense for PBRSUs with market conditions will only be reversible if the employee terminates prior to completing the requisite service periods for these awards (i.e., compensation expense will not be reversed if the market condition is not met). For PBRSUs that include performance conditions, the Company only recognizes compensation expense for those awards which vesting is determined to be probable upon satisfaction of certain performance criteria.

Estimates of the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option-pricing model and a Monte-Carlo simulation model, are affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. For all stock options granted to date, the Company calculated the expected term using the SEC simplified method. The Company had limited information on its past volatility and has a limited operating history. Therefore, it had estimated the volatility data based on a study of publicly traded industry peer companies. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies. As of the second quarter of 2014, the Company concluded that it had obtained sufficient historical information and, accordingly, ceased use of calculating the expected term using the SEC simplified method and began to calculate its expected term and began using its volatility history. The Company has not granted any stock options since making these changes. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

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

The Company uses significant estimates and assumptions, including fair value estimates, to determine fair value of assets acquired, liabilities assumed and, when applicable, the related useful lives of the acquired assets, as of the business combination date. When those estimates are provisional, the Company refines them as necessary during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which the Company may gather new information about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Measurement period adjustments are applied retrospectively. All other adjustments are recorded in the consolidated statements of operations.

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

Loss expense for known and incurred but not reported claims are charged to earnings after deducting recoverable amounts under our reinsurance contract. Loss expense for known and incurred but not reported claims associated with policies that the Company issued on behalf of a Lloyd's of London underwriting syndicate are charged to earnings for the portion of the underwriting risk that the Company assumes.

Recent Accounting Pronouncements
In November 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The Company elected to prospectively adopt the accounting standard in the beginning of our fourth quarter of 2015. Prior periods in our consolidated financial statements were not retrospectively adjusted.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which will supersede most existing revenue recognition guidance in U.S. generally accepted accounting principles (“U.S. GAAP”) once it becomes effective. ASU 2014-09 requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than is currently required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

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

The following table presents the calculation of basic and diluted net income per share available to common stockholders (in thousands, except for per share data):

	Year Ended December 31,
	2015	2014	2013
Net income available to common stockholders:
Numerator:
Net income	$39,422	$39,341	$40,783
Allocation of net income to participating stockholders	—	—	(20)
Net income available to common stockholders	$39,422	$39,341	$40,763
Denominator:
Basic shares:
Weighted-average shares used in computing basic net income available to common stockholders	54,432	53,444	51,956
Diluted shares:
Weighted-average shares used in computing basic net income available to common stockholders	54,432	53,444	51,956
Dilutive effect of stock options and restricted stock units using treasury-stock method	978	1,374	1,696
Weighted-average shares used in computing diluted net income available to common stockholders	55,410	54,818	53,652
Net income per common share available to common stockholders:
Basic	$0.72	$0.74	$0.78
Diluted	$0.71	$0.72	$0.76

For the years ended December 31, 2015, 2014 and 2013 the following securities were not included in the calculation of diluted shares outstanding, as the effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2015	2014	2013
Weighted-average:
Stock options outstanding	663	767	1,215
Restricted stock units outstanding	263	100	127
Shares of common stock subject to repurchase	—	—	25

4.	Financial Instruments
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2015
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2	Level 3
		Gains	Losses
Assets:
Cash equivalents:
Commercial paper	$7,997	$—	$—	$7,997	$—	$7,997	$—
Municipal bonds	1,635	—	—	1,635	—	1,635	—
Money market funds	54,663	—	—	54,663	54,663	—	—
	$64,295	$—	$—	$64,295	$54,663	$9,632	$—
Short-term investments:
Municipal bonds	$133,033	$—	$(96)	132,937	$—	$132,937	$—
Commercial paper	5,493	—	(3)	5,490	—	5,490	—
Corporate bonds	30,488	3	(93)	30,398	—	30,398	—
U.S. government and agency securities	61,559	—	(62)	61,497	—	61,497	—
Equity securities	123	—	—	123	123	—	—
	$230,696	$3	$(254)	$230,445	$123	$230,322	$—
Liabilities:
Current liabilities:
Deferred payment obligations	$6,270	$3,887	$—	$2,383	$—	$—	$2,383

	December 31, 2014
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2	Level 3
		Gains	Losses
Assets:
Cash equivalents:
Commercial paper	$5,749	$—	$—	$5,749	$—	$5,749	$—
U.S. government and agency securities	2,000	—	—	2,000	—	2,000	—
Municipal bonds	1,409	—	—	1,409	—	1,409	—
Money market funds	451	—	—	451	451	—	—
	$9,609	$—	$—	$9,609	$451	$9,158	$—
Short-term investments:
Municipal bonds	$120,270	$24	$(12)	$120,282	$—	$120,282	$—
Commercial paper	2,498	—	—	2,498	—	2,498	—
Corporate bonds	68,758	1	(87)	68,672	—	68,672	—
U.S. government and agency securities	48,095	—	(33)	48,062	—	48,062	—
	$239,621	$25	$(132)	$239,514	$—	$239,514	$—

The Company's short-term investments are generally classified as available-for-sale. Available-for-sale investments are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity within accumulated other comprehensive income (loss). During the years ended December 31, 2015 and 2014, the Company realized losses on the sales and exchanges of short-term investments of $3.4 million and nil, respectively, and other-than-temporary impairments on its short-term investments of $5.1 million and nil, respectively, which are included in the consolidated statements of operations within other income (expense), net.

As of December 31, 2015 and 2014, approximately 87% and 76%, respectively, of our marketable security investments mature within one year and 13% and 24%, respectively, mature within one to five years. As of December 31, 2015, no individual securities incurred continuous unrealized losses for greater than 12 months.

As of December 31, 2015 and 2014, the Company had short-term cost method investments of $0.6 million and nil, respectively. Cost method investments are recorded at amortized cost in short-term investments in the Company's consolidated balance sheets.

In connection with the Rockstar Transaction (see Note 10, "Commitments and Contingencies"), the Company received funding of $6.3 million from a syndicate participant. At December 31, 2015, the fair value of the loan from the syndicate participant was $2.4 million and was categorized as Level 3.

Level 3 Valuation Techniques
Level 3 financial liabilities consist of repayment obligations to a third party for which determination of fair value requires significant judgment and estimation. Changes in fair value measurement categorized within Level 3 of the fair value hierarchy are analyzed each period for changes in estimates or assumptions and recorded as the Company deems appropriate.

The Company uses the Black-Scholes option valuation model to value these deferred payment obligations at inception and subsequent valuation dates. This model incorporates assumptions about details such as the value of underlying investments, expected terms, maturity, risk-free interest rates, as well as volatility. A significant change in volatility and expected term could result in a significant change in fair value. The risk-free interest rate was based on the implied yield currently available on U.S. Treasury zero coupon issues with an equivalent remaining term at the measurement date. The expected volatility was calculated using the standard deviation of the underlying security's weekly returns over the estimated period of time to take to settle the liability. The expected term of the liability is determined by the estimated settlement date of the liability. Changes in the fair value are recorded in other income (expense), net in the Company's consolidated statements of operations. As of December 31, 2015, there were no transfers in or out of Level 3 from other levels of the fair value hierarchy.

5.	Patent Assets, Net
Patent assets, net consisted of the following (in thousands):

	December 31, 2014	Additions	Sales	December 31, 2015
Patent assets	$665,290	$160,664	$(1,696)	$824,258
Accumulated amortization	(428,941)	(142,296)	1,539	(569,698)
Patent assets, net	$236,349			$254,560

	December 31, 2013	Additions	Sales	December 31, 2014
Patent assets	$529,526	$136,468	$(704)	$665,290
Accumulated amortization	(309,572)	(119,694)	325	(428,941)
Patent assets, net	$219,954			$236,349

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors, and software. The Company amortizes each acquired portfolio of patent assets on a straight-line basis over its estimated economic useful life. As of December 31, 2015, the estimated economic useful lives of the Company’s patent assets generally ranged from 24 to 60 months with a weighted-average estimated economic useful life at the time of acquisition of 44 months.

As of December 31, 2015, the Company expects amortization expense in future periods to be as follows (in thousands):

2016	$136,322
2017	74,725
2018	25,841
2019	14,662
2020	3,010
Total estimated future amortization expense	$254,560

Amortization expense was $142.4 million, $119.7 million and $105.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Syndicated Acquisitions
Syndicated acquisitions are transactions involving patent assets that may cost more than the Company is prepared to spend with its own capital resources or that are relevant only to a limited number of clients. In such transactions, the Company may work to acquire these assets with financial assistance from the particular clients against whom they are being or may be asserted. Such clients either pay amounts separate from their subscription fee or, less frequently, lend the Company funds to be used in the transaction. As discussed in the revenue recognition policy in Note 2, the Company may treat the contributions from such clients as revenue on a gross or net basis depending on the specific facts and circumstances of the transaction. In the event that such contributions are recognized on a net basis, the Company will only capitalize the acquired asset that relates to its non-contributing clients. As a result, in such situations the cost basis of the acquired patent rights excludes the amounts paid by the contributing clients.

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

6.	Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2015	2014
Internal-use software	$7,654	$5,358
Leasehold improvements	1,799	1,799
Computer, equipment and software	1,387	1,221
Furniture and fixtures	818	818
Construction-in-progress	—	167
Total property and equipment, gross	11,658	9,363
Less: Accumulated depreciation and amortization	(6,925)	(5,212)
Total property and equipment, net	$4,733	$4,151

Depreciation and amortization expense was $1.7 million, $2.0 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Stock-based compensation capitalized as part of the cost of internal-use software was $0.1 million for each year ended December 31, 2015, 2014 and 2013, respectively.

7. Goodwill
The changes in the carrying amounts of goodwill were as follows (in thousands):

	2015	2014
Balance as of January 1,	$19,978	$16,460
Goodwill from business acquisition	—	3,518
Balance as of December 31,	$19,978	$19,978
8. Intangible Assets, Net
Intangible assets, net, as of December 31, 2015 and 2014 consisted of the following (in thousands except years):

		December 31, 2015			December 31, 2014
	Weighted-Average Life Remaining (years)	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Proprietary data and models	3.8	$2,100	$(1,694)	$406	$2,100	$(1,119)	$981
Trademarks	3.6	1,720	(1,645)	75	1,890	(1,565)	325
Developed technology	2.6	120	(120)	—	433	(433)	—
Customer relationships	3.0	1,050	(659)	391	1,050	(392)	658
Covenant not to compete	3.0	1,900	(971)	929	1,920	(358)	1,562
		$6,890	$(5,089)	$1,801	$7,393	$(3,867)	$3,526

As of December 31, 2015, the Company expects amortization expense in future periods to be as follows (in thousands):

2016	$1,288
2017	513
Total estimated future amortization expense	$1,801

Amortization expense related to intangible assets was $1.7 million, $1.5 million, and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
9. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Accrued payroll-related expenses	$11,105	$9,270
Accrued expenses	3,737	4,987
Total accrued liabilities	$14,842	$14,257
10. Commitments and Contingencies
Operating Lease Commitments
The Company leases its facilities under non-cancelable lease agreements. Certain of these arrangements have free rent, escalating rent payment provisions and tenant allowances. Under such arrangements the Company recognizes rent expense on a straight line basis over the non-cancelable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability within other current liabilities and other liabilities for the current and non-current portion, respectively, in the Company's consolidated balance sheets.

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

In October 2013, the Company entered into an agreement to sublease a portion of its San Francisco, California office space. This sublease took effect on February 1, 2014 for a 36-month term through January 2017. The Company received income from this sublease of $0.6 million for the year ended December 31, 2015.

Rent expense related to non-cancelable operating leases, net of sublease income, was $3.5 million in each year ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the future minimum lease payments required under non-cancelable operating leases and the future minimum payments to be received from non-cancelable subleases were as follows:

2016	$4,284
2017	4,206
2018	4,273
2019	3,613
Future non-cancelable minimum operating lease payments	16,376
Less: minimum payments to be received from non-cancelable subleases	(787)
Total future non-cancelable minimum operating lease payments, net	$15,589

Deferred Payment Obligations
In connection with the Rockstar Transaction (see Note 5, "Patent Assets, Net"), the Company acquired certain common stock, convertible preferred stock, and redeemable convertible preferred stock investments held by the Sellers. To fund the acquisition of these investments, the Company received $6.3 million from a syndicate participant and seller financing of $5.9 million. These balances were considered loans in the Company's consolidated balance sheets and were recorded as deferred payment obligations under current liabilities as they were expected to be repaid within 12 months.

The loan received from the syndicate participant bears no interest. The terms of the obligation require repayment up to the $6.3 million received only to the extent proceeds are received from the sale of the common and convertible preferred stock securities, which resulted in a difference between the funding received and the fair value of the loan. The Company elected to carry this loan at fair value and has categorized it as a Level 3 instrument due to the significance of unobservable inputs developed using company-specific information to estimate the loan’s fair value. Changes in fair value are reported in other income (expense), net in the Company's consolidated statements of operations. During the year ended December 31, 2015, the fair value of this loan decreased from $6.3 million to $2.4 million, resulting in a gain of $3.9 million recognized in other income (expense), net in the consolidated statements of operations.

The loan received from the Sellers was carried at cost, bore no interest, and was repayable upon redemption or conversion of the redeemable convertible preferred stock. During the year ended December 31, 2015, the Company paid $0.9 million and later fully settled the seller financing contingent on the consummation of a nonmonetary transaction whereby the Sellers agreed to settle its remaining $5.0 million loan for $2.0 million which resulted in a gain on extinguishment of $3.0 million. The Company also transferred equity securities in this nonmonetary transaction with a carrying value of $5.5 million in exchange for patent assets which resulted in a loss recognized on the exchange of $3.3 million. The gain on extinguishment and loss on transfer of equity securities were recognized in other income (expense), net in the consolidated statements of operations.

Litigation
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for legal contingencies was recorded as of December 31, 2015 or 2014.

In June 2013, Kevin O’Halloran, as Trustee of the Liquidating Trust of Teltronics, Inc. (the “Debtor”), filed a complaint in the U.S. Bankruptcy Court for the Middle District of Florida against the Company and Harris Corporation (the “Defendants”). The complaint alleges that the Defendants are liable under federal and state bankruptcy law regarding fraudulent transfers for the value of a patent portfolio purchased by the Company from Harris Corporation pursuant to an agreement entered into in January 2009, and within four years of the date the Debtor filed its petition in bankruptcy. In February 2015, the Court held a trial and in November 2015 entered judgment in favor of the Defendants. In December 2015, the Debtor filed an appeal of the judgment. The Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can it estimate the potential loss or range of the potential loss that may result from this litigation.

In March 2012, Cascades Computer Innovations LLC filed a complaint in U.S. District Court for the Northern District of California (the “Court”) against the Company and five of its clients (collectively the “Defendants”). The complaint alleges that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The complaint further alleges that after the Company terminated its negotiations with the plaintiff to license certain patents held by the plaintiff, the Defendants violated the law by jointly refusing to negotiate or accept licenses under the plaintiff’s patents. The plaintiff seeks unspecified monetary damages and injunctive relief. In January 2013, the Court dismissed the complaint against the Defendants and granted the plaintiff leave to amend its complaint. In February 2013, the plaintiff filed an amended lawsuit alleging that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. In February 2016, the Court entered judgment in favor of the Defendants on the federal antitrust claims, and requested further briefing by the parties on the remaining state law claims. The Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can it estimate the potential loss or range of the potential loss that may result from this litigation.

Guarantees and Indemnifications
The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2015 or 2014. The Company has no reason to believe that there is any material liability related to such indemnification provisions. The Company does not indemnify its clients for patent infringement.

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

Reserves for Known and Incurred but not Reported Claims
In August 2012, the Company began offering insurance to cover certain costs of litigation brought against its insured clients by NPEs. As of December 31, 2015 and 2014, the Company had a total of 89 and 48 active policies, respectively, and has recorded a reserve of $0.7 million and $0.5 million, respectively, for known and incurred but not reported claims that represent estimated claim costs and related expenses.

The Company regularly reviews loss reserves using a variety of actuarial techniques and updates them as its loss experience develops.
11. Stockholder's Equity
Common Stock
As of December 31, 2015, under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 200 million shares of common stock with a par value of $0.0001 per share.

Preferred Stock
As of December 31, 2015, under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10 million shares of preferred stock with a par value of $0.0001 per share. The Board of Directors is authorized to provide for the issuance of one or more series of preferred stock and to establish the powers, preferences and rights of the preferred shares.

Equity Plans
In February 2011, the Company’s Board of Directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”), which became effective on the date of the Company’s initial public offering. The 2011 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares of the Company’s common stock and stock units to employees, directors and non-employees. The Board of Directors initially reserved 1,500,000 shares of common stock for future issuance under the 2011 Plan. In March 2015 and 2014, the Company reserved an additional 1,000,000 shares of common stock each year for future issuance under the 2011 Plan. As of December 31, 2015, there were 3,093,605 shares available for grant under the 2011 Plan.

In August 2008, the Company’s Board of Directors adopted the 2008 Plan (the “2008 Plan”) which provided for the issuance of incentive stock options, non-qualified stock options, as well as the direct award or sale of shares of common stock to employees, directors and non-employees for up to 9,019,474 shares of common stock, as amended. No further awards have been made under the 2008 Plan since the 2011 plan became effective; however, all awards outstanding under the 2008 Plan will continue to be governed by the existing terms.

Under both the 2011 Plan and 2008 Plan, incentive stock options and non-qualified stock options are to be granted at a price that is not less than 100% of the fair value of the stock at the date of grant. Stock options granted to newly hired employees vest 25% on the first anniversary of the date of hire and ratably each month over the ensuing 36-month period. Stock options granted to existing employees generally vest ratably over the 48-months following the date of grant. Stock options are exercisable for a maximum period of 10 years after date of grant. Incentive stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price not to be less than 110% of the fair value of the stock on the date of grant. RSUs granted to newly hired employees vest 25% on the first Company-established vest date after the first anniversary of the employee’s date of hire and ratably each quarter over the ensuing 12-quarter period. RSUs granted to existing employees generally vest ratably each quarter over the 16 quarters following the date of grant. PBRSUs with market conditions granted to employees may vest 25% on each anniversary of the grant date, provided that the average closing price per share of the Company’s common stock for any 90-calendar day period during the year preceding such anniversary date is equal to or greater than 1.25 times the Company’s stock price on the grant date or on the anniversary of the grant date. To the extent that a portion of the award does not vest on a specific anniversary date, it will remain eligible to vest in any of following three successive anniversaries of the grant date, provided that any applicable market conditions have been satisfied at that time. PBRSUs with performance conditions granted to employees generally vest 25% annually if the performance criteria is satisfied.

A summary of the Company’s activity under its equity-settled award plans and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2014	2,685	3,264	$10.38
Shares authorized	1,000	—	—
Options exercised	—	(778)	6.44
Options forfeited	146	(146)	19.63
Restricted stock units granted	(1,433)	—	—
Restricted stock units forfeited	407	—	—
Restricted stock units withheld related to net share settlement of restricted stock units	354	—	—
Balance - December 31, 2015	3,159	2,340	11.11	5.2	$4,430
Vested and exercisable - December 31, 2015		2,093	11.44	5.2	3,739
Vested and expected to vest - December 31, 2015		2,327	11.13	5.2	4,390

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $6.8 million, $7.0 million and $13.5 million, respectively. The total fair value of stock options vested during the years ended December 31, 2015, 2014 and 2013 was $3.3 million, $6.2 million and $9.1 million, respectively.

Restricted Stock Units
The summary of restricted stock unit activity, which includes PBRSUs, is as follows (in thousands, except for per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested units - December 31, 2014	2,460	$13.15
Granted	1,433	14.02
Vested	(996)	14.00
Forfeited	(407)	13.22
Non-vested units - December 31, 2015	2,490	13.35	$27,387

The total fair value of RSUs vested during the years ended December 31, 2015, 2014 and 2013 was $14.4 million, $13.7 million and $6.6 million, respectively.

In October 2013, the Board of Directors approved net-share settlement for tax withholdings on RSU vesting. In 2015 and 2014, the Company withheld issuing 354,446 and 325,292 shares of its common stock, respectively, based on the value of the RSUs on their vesting dates as determined by the Company’s closing common stock price. Total payments for the employees’ minimum tax obligations to taxing authorities were $5.1 million and $4.9 million for the years ended December 31, 2015 and 2014, respectively, and were recorded as a reduction to additional paid-in capital and reflected as a financing activity within the consolidated statements of cash flows. The net-share settlements reduced the number of shares that would have otherwise been issued on the vesting date and increased the number of shares reserved for future issuance under the 2011 Plan.

Stock-Based Compensation Related to Employees and Directors
The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Company did not grant stock options during the years ended December 31, 2015 or 2014. The weighted-average assumptions used to estimate the fair value of stock options granted and the resulting fair value is as follows:

Year Ended December 31,
2013
Dividend yield	—%
Risk-free rate	0.93%
Expected volatility	61%
Expected term (in years)	6.1
Grant date fair value	$7.39

The fair value of RSUs granted to employees and non-employee directors is measured by reference to the fair value of the underlying shares on the date of grant.

PBRSUs granted during the year ended December 31, 2015 contain both service and performance conditions that affect the quantity of awards that will vest. PBRSUs granted during the years ended December 31, 2014 and 2013 contain both service and market conditions that affect the quantity of awards that will vest. During the years ended December 31, 2015, 2014, and 2013, the Company granted 54,375, 200,000, and 175,000 PBRSUs, respectively. The Company estimates the grant date fair value of PBRSUs which include performance conditions by reference to the fair value of the underlying shares on the date of grant. The Company estimates the grant date fair value of PBRSUs which include market conditions using the Monte Carlo simulation model which are only applicable for the years ended December 31, 2014 and 2013. The weighted-average assumptions used to estimate the fair value of PBRSUs with market conditions and the resulting fair values are as follows:

	Year Ended December 31,
	2014	2013
Dividend yield	—	—
Risk free rate	1.11%	0.59%
Expected volatility	48%	53%
Grant date fair value	$7.47	$6.39

Stock-based compensation expense related to stock options granted to employees and non-employee directors was $2.9 million, $5.4 million and $8.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Stock-based compensation expense related to RSUs granted to employees and non-employee directors was $14.2 million, $11.6 million and $6.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Stock-based compensation expense related to PBRSUs granted to employees was $0.7 million, $0.8 million, and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, there was $1.1 million and $30.2 million of unrecognized compensation cost related to stock options and RSUs, including PBRSUs, respectively, which is expected to be recognized over a weighted-average period of 0.6 years and 2.4 years, respectively. Future grants of equity awards will increase the amount of stock-based compensation expense to be recorded.

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

Non-employee stock-based compensation expense related to stock options was nil, nil and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Non-employee stock-based compensation expense related to RSUs was nil, nil and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock Repurchase Program
On February 10, 2015, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company is authorized to repurchase up to $75.0 million of its outstanding common stock with no expiration date from the date of authorization. As of December 31, 2015, the Company repurchased $26.2 million of the outstanding common stock. Under the program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The share repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. The Company repurchased shares of its common stock in the open market, which were retired upon repurchase. The purchase price for the repurchased shares are reflected as a reduction to common stock and retained earnings in the Company's condensed consolidated balance sheet during the period presented as follows (in thousands, except per share data):

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased
Cumulative shares repurchased as of January 1, 2015	—	$—	$—
Repurchase of shares of common stock	1,993	13.12	26,175
Cumulative shares repurchased as of December 31, 2015	1,993	$13.12	$26,175

12. Income Taxes
Income before income tax provision consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$65,445	$64,238	$64,281
International	54	44	14
Total income before provision for income taxes	$65,499	$64,282	$64,295
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$(23,456)	$(26,517)	$(17,145)
State	(2,790)	(3,031)	(1,188)
Foreign	(12,406)	(9,611)	(8,220)
Total current provision for income taxes	(38,652)	(39,159)	(26,553)
Deferred:
Federal	12,022	13,668	2,920
State	553	550	121
Total deferred benefit for income taxes	12,575	14,218	3,041
Total provision for income taxes	$(26,077)	$(24,941)	$(23,512)

Net deferred tax assets (liabilities) consist of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Deferred revenue	$1,438	$2,779
Reserves and other	5,017	2,319
Stock-based compensation	5,701	5,963
Depreciation and amortization	5,560	—
Total deferred tax assets	17,716	11,061
Valuation allowance	(1,097)	—
Net deferred tax assets	16,619	11,061

Deferred tax liabilities:
Depreciation and amortization	—	(6,568)
Net deferred tax liabilities	—	(6,568)

Net deferred taxes	$16,619	$4,493

The following is a reconciliation of the statutory federal income tax to the Company’s effective tax (in thousands):

	Year Ended December 31,
	2015	2014	2013
Tax at statutory federal rate	$(22,939)	$(22,498)	$(22,503)
State tax – net of federal benefit	(1,459)	(1,678)	(655)
Permanent differences	(663)	(879)	(569)
Foreign tax	(12,370)	(9,576)	(8,214)
Foreign tax credits	12,370	9,576	8,216
Foreign income not taxed at federal rate	(3)	(3)	1
Change in valuation allowance	(1,097)	—	—
Other	84	117	212
Total provision for income taxes	$(26,077)	$(24,941)	$(23,512)
As of December 31, 2015, the Company had federal and state capital loss carryforwards of $3.3 million available to reduce future taxable income which expire in 2020 if not utilized.
In assessing the realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence as of December 31, 2015, management believes it is more-likely-than-not that the U.S. net deferred tax asset, other than certain capital losses, will be fully realized. The Company recorded a valuation allowance of $1.1 million during the year ended December 31, 2015 due to the addition of current year capital loss carryforwards.
Deferred tax liabilities have not been recognized for undistributed earnings for foreign subsidiaries because it is management’s intention to indefinitely reinvest such undistributed earnings outside the U.S. Generally, such earnings are subject to potential foreign withholding tax and the U.S. tax upon remittance of dividends and under certain other circumstances. The Company believes that the potential liability would not be material.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, related to balance sheet classification of deferred taxes which requires deferred tax assets and liabilities to be classified as non-current in the Company's consolidated balance sheets, thereby simplifying the current guidance which requires an entity to separate deferred assets and liabilities into current and non-current amounts. The Company early adopted this ASU in the beginning of the fourth quarter of 2015 on a prospective basis and its consolidated balance sheets as of this date reflect the revised classification. The impact to the Company's consolidated balance sheets is a reclassification from current to non-current deferred tax assets of $4.4 million.

Uncertain Tax Positions
As of December 31, 2015, the Company’s total amount of unrecognized tax benefits was $5.3 million, all of which would impact the Company’s effective tax rate, if recognized.
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	2015	2014	2013
Balance as of January 1,	$3,707	$2,036	$1,136
Gross increase related to current period tax positions	1,606	1,672	1,043
Gross increase (decrease) related to prior period tax positions	2	(1)	(143)
Balance as of December 31,	$5,315	$3,707	$2,036
The Company does not believe it is reasonably possible that its unrecognized tax benefits will materially change within the next twelve months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2015, 2014 and 2013, the Company recognized $0.4 million, $0.7 million, and $0.1 million, respectively, of interest and penalties associated with unrecognized tax benefits.

During 2015, the statute of limitations expired with respect to the Company’s 2010 tax year which was under examination by the State of California Franchise Tax Board. The conclusion of this examination did not have a material impact on the Company's consolidated financial statements. The 2012 through 2015 tax periods remain open to examination by the Internal Revenue Service and the 2011 through 2015 tax periods remain open to examination by most state tax authorities.

13. Related-Party Transactions
During the year ended December 31, 2015, four members of the Company’s Board of Directors also served on the boards of directors of RPX clients. During the year ended December 31, 2014, five members of the Company’s Board of Directors also served on the boards of directors of RPX clients. During the year ended December 31, 2013, four members of the Company’s Board of Directors also served on the board of directors of an RPX client. The Company recognized subscription revenue from these clients in the amount of $9.3 million, $9.4 million and $5.1 million during the years ended December 31, 2015, 2014 and 2013, respectively. The Company recognized selling, general, and administrative expenses from products and services provided by these clients of $0.3 million, $0.2 million, and $0.2 million for each year ended December 31, 2015, 2014 and 2013, respectively. There were nil and $0.1 million of receivables due from these clients as of December 31, 2015 and 2014, respectively.
14. Employee Savings Plan
The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code (the “Plan”), available for its employees in the United States who meet the Plan’s age and service requirements. Employees are eligible to participate in the Plan in the month following their 3-month anniversary with the Company. Under the terms of the Plan, employees may make voluntary contributions up to maximum statutory limits. The Company elected to contribute a discretionary match of one dollar for each dollar contributed, with a maximum employer contribution for each United States employee of $5,000 for each of the years ended December 31, 2015 and 2014, respectively. The Company recorded contribution expense of $0.5 million and $0.4 million during the years ended December 31, 2015 and 2014, respectively.
15. Segment Reporting
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

The following table presents revenue by location and revenue generated by country as a percentage of total revenue for the applicable period, for countries representing 10% or more of revenues for one or more of the periods presented (dollars in thousands):

	Year Ended December 31,
	2015		2014		2013
United States	$186,439	64%	$166,593	64%	$145,310	61%
Japan	36,195	12	36,849	14	39,465	17
Korea	28,319	10	17,847	7	12,552	5
Other	40,928	14	38,046	15	40,177	17
Total revenue	$291,881	100%	$259,335	100%	$237,504	100%
16. Subsequent Events

On January 22, 2016, the Company and National Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, completed a transaction to acquire 100% of outstanding shares of Inventus Solutions, Inc. (“Inventus”), a Delaware corporation, for an aggregate purchase price of $232 million, less certain transaction expenses and subject to customary working capital adjustments. The acquisition expands the Company's business into the litigation discovery management market. The Company is currently in the process of valuing the assets acquired and liabilities assumed in the transaction and the initial accounting for the acquisition, including the preliminary allocation of purchase price, is incomplete as of the date of filing this Annual Report on Form 10-K.

17.	Selected Quarterly Financial Information (Unaudited)
Summarized quarterly financial information for the years ended December 31, 2015 and 2014 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue	$83,287	$67,551	$68,212	$72,831
Cost of revenue	34,759	36,985	37,639	39,475
Selling, general and administrative expenses	19,459	18,997	18,773	20,199
Gain on sale of patent assets	—	(592)	—	—
Operating income	29,069	12,161	11,800	13,157
Other income (expense), net (1)	121	934	876	(2,619)
Income before provision for income taxes	29,190	13,095	12,676	10,538
Provision for income taxes	11,159	5,065	4,842	5,011
Net income	$18,031	$8,030	$7,834	$5,527

Net income per share(2):
Basic	$0.33	$0.15	$0.14	$0.10
Diluted	$0.33	$0.14	$0.14	$0.10

Other Data:
Deferred revenue, including current portion	$158,411	$142,623	$117,431	$115,652
Stock-based compensation expense	$3,881	$4,644	$4,603	$4,466

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue	$61,888	$64,293	$65,407	$67,747
Cost of revenue	28,920	31,542	30,444	33,529
Selling, general and administrative expenses	17,255	18,579	17,786	18,059
Gain on sale of patent assets	—	(699)	(8)	—
Operating income	15,713	14,871	17,185	16,159
Other income, net	99	94	73	88
Income before provision for income taxes	15,812	14,965	17,258	16,247
Provision for income taxes	5,952	5,566	6,425	6,998
Net income	$9,860	$9,399	$10,833	$9,249

Net income per share(2):
Basic	$0.19	$0.18	$0.20	$0.17
Diluted	$0.18	$0.17	$0.20	$0.17

Other Data:
Deferred revenue, including current portion	$140,534	$131,207	$112,820	$136,209
Stock-based compensation expense	$3,803	$5,065	$4,486	$4,302
(1) See Note 10, "Commitments and Contingencies" for further information regarding other income (expense), net.
(2) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

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

Internal Control over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The other information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2016 annual meeting of stockholders (the “2016 Proxy Statement”), which we expect to file within 120 days of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

Item 11.	Executive Compensation.
The information regarding executive compensation required by this item will be included under the caption “Executive Compensation” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding securities authorized for issuance under equity compensation plans required by this item will be included under the caption “Equity Compensation Plan Information” in the 2016 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information regarding transactions with related persons required by this item is included under the caption “Certain Relationships and Related Persons Transactions” in the 2016 Proxy Statement and will be incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
The information required by this item will be incorporated under the captions “Independent Registered Public Accounting Firm’s Fees” and “Pre-Approval Policies and Procedures” in the 2016 Proxy Statement and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits and Consolidated Financial Statement Schedules.

1.	Consolidated Financial Statements
The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein by reference.

2.	Consolidated Financial Statement Schedules
All schedules have been omitted because the information required to be set forth therein is not material, not applicable, or is shown in the financial statements or notes thereto.

3.	Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated herein by reference as part of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPX CORPORATION
(Registrant)

February 26, 2016	By:	/s/ JOHN A. AMSTER
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

Signature	Title	Date

/s/ JOHN A. AMSTER	Chief Executive Officer; Director (Principal Executive Officer)	February 26, 2016
John A. Amster

/s/ ROBERT H. HEATH	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2016
Robert H. Heath

/s/ GEOFFREY T. BARKER	Executive Director	February 26, 2016
Geoffrey T. Barker

/s/ SHELBY W. BONNIE	Director	February 26, 2016
Shelby W. Bonnie

/s/ FRANK E. DANGEARD	Director	February 26, 2016
Frank E. Dangeard

/s/ STEVEN L. FINGERHOOD	Director	February 26, 2016
Steven L. Fingerhood

/s/ THOMAS O. RYDER	Director	February 26, 2016
Thomas O. Ryder

/s/ SANFORD R. ROBERTSON	Director	February 26, 2016
Sanford R. Robertson

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of RPX Corporation	S-1	333-171817	3.2	1/21/2011

3.2	Amended and Restated Bylaws of RPX Corporation	8-K	001-35146	3.1	12/11/2015

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of Common Stock Certificate evidencing shares of common stock of the Registrant	S-1/A	333-171817	4.2	4/29/2011

4.3	Amended and Restated Investors’ Rights Agreement by and among the Registrant, John Amster, Geoffrey T. Barker, Eran Zur and the Investors (as defined therein), dated as of July 15, 2009	S-1	333-171817	4.3	1/21/2011

4.4	Waiver and Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, the Amended and Restated Voting Agreement and the Amended and Restated First Refusal and Co-Sale Agreement, dated as of November 12, 2010	S-1	333-171817	4.4	1/21/2011

10.1	Form of Indemnification Agreement between the Registrant and each officer and director	S-1	333-171817	10.1	1/21/2011

10.2*	Employment Offer Letter by and between the Registrant and John Amster, dated as of August 9, 2008	S-1	333-171817	10.2	1/21/2011

10.3*	Employment Offer Letter by and between the Registrant and Geoffrey Barker, dated as of August 10, 2008	S-1	333-171817	10.3	1/21/2011

10.4*	Employment Offer Letter by and between the Registrant and Henri Linde, dated as of October 8, 2008	S-1	333-171817	10.5	1/21/2011

10.5*	Revised Employment Offer Letter by and between the Registrant and Adam Spiegel, dated as of February 10, 2010	S-1	333-171817	10.6	1/21/2011

10.6*	Employment Offer Letter by and between the Registrant and Mallun Yen, dated as of October 25, 2010	S-1	333-171817	10.7	1/21/2011

10.7*	Director Offer Letter by and between the Registrant and Shelby Bonnie, dated as of January 29, 2011	S-1/A	333-171817	10.26	3/7/2011

10.8*	Director Offer Letter by and between the Registrant and Sanford R. Robertson, dated as of March 2, 2011	S-1/A	333-171817	10.28	4/18/2011

10.9*	2008 Stock Plan, as amended	S-1	333-171817	10.8	1/21/2011

10.10*	Form of Notice of Stock Option Grant (Early Exercise) and Stock Option Agreement under 2008 Stock Plan	S-1	333-171817	10.9	1/21/2011

10.11*	Form of Notice of Stock Option Grant and Stock Option Agreement under 2008 Stock Plan	S-1	333-171817	10.1	1/21/2011

10.12*	Form of Notice of Stock Option Exercise (Early Exercise) under 2008 Stock Plan	S-1	333-171817	10.11	1/21/2011

10.13*	Form of Notice of Stock Option Exercise under 2008 Stock Plan	S-1	333-171817	10.12	1/21/2011

10.14*	2011 Equity Incentive Plan	S-1/A	333-171817	10.25	3/7/2011

10.15*	Form of Notice of Stock Option Grant and Stock Option Agreement under 2011 Equity Incentive Plan	S-1/A	333-171817	10.32	4/29/2011

10.16*	Form of Notice of Stock Option Grant (Non-Employee Directors) and Stock Option Agreement (Non-Employee Directors) under 2011 Equity Incentive Plan	S-1/A	333-171817	10.33	4/29/2011

10.17*	Form of Notice of Stock Unit Award and Stock Unit Agreement under 2011 Equity Incentive Plan	S-1/A	333-171817	10.34	4/29/2011

10.18*	Amended and Restated Compensation Program for Non-Employee Directors	10-Q	001-35146	10.3	3/7/2013

10.19	Reference is made to Exhibit 4.3

10.20	Reference is made to Exhibit 4.4

10.21	Common Stock Purchase Agreement by and among the Registrant and the Investors (as defined therein), dated as of April 7, 2011	S-1/A	333-171817	10.29	4/18/2011

10.22	Form of Lock-Up Agreement, entered into by MHV Partners LLC and Sanford Robertson	S-1/A	333-171817	10.30	4/18/2011

10.23	Sublease by and between Registrant and Sedgwick, Detert, Moran & Arnold LLP, dated as of September 29, 2009	S-1	333-171817	10.23	1/21/2011

10.24	Office Lease Agreement between Registrant and PPF Paramount One Market Plaza Owner, L.P., dated as of July 28, 2010	S-1	333-171817	10.24	1/21/2011

10.25	Office Lease Agreement between Registrant and PPF Paramount One Market Plaza Owner, L.P., dated as of March 9, 2012	10-K	001-35146	10.31	3/26/2012

10.26*	Employment Offer Letter by and between the Registrant and Ned Segal, dated as of February 7, 2013	8-K	001-35146	10.1	2/12/2013

10.27*	Separation Agreement between RPX Corporation and Adam Spiegel dated March 7, 2013	8-K	001-35146	10.1	3/13/2013

10.28†	Asset Purchase Agreement (Redacted), dated December 22, 2014, by and among Rockstar Consortium US LP, Rockstar Consortium LLC, Bockstar Technologies LLC, Constellation Technologies LLC, MobileStar Technologies LLC, NetStar Technologies LLC, RPX Clearinghouse LLC, and the Registrant	8-K/A	001-35146	10.1	4/9/2015

10.29*	Employment Offer Letter by and between the Registrant and Robert Heath, dated as of March 15, 2011	10-K	001-35146	10.29	3/2/2015

10.30	Agreement and Plan of Merger entered into on December 13, 2015	8-K	001-35146	2.1	1/28/2016

21.1	List of subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (Included in Signature Page)					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
* Indicates a management contract or compensatory plan.
† Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment.