Form 10-K/A
RPX Corp
filed 2016-04-28
CIK 1509432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————
FORM 10-K/A
(Amendment No. 1)
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

Documents Incorporated by Reference:
None.

Explanatory Note

This Annual Report on Form 10-K/A (the “Amendment”) is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on February 26, 2016 (the “Original Filing”) for the purposes of including information that was to be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The Registrant will not file its definitive proxy statement within 120 days of its fiscal year ended December 31, 2015 and is therefore amending its Annual Report on Form 10-K as set forth below to include such information.

In addition, pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Annual Report on Form 10-K/A is not a representation that any statements contained in items of our Annual Report on Form 10-K other than Part III, Items 10 through 14, are true or complete as of any date subsequent to the Original Filing.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

General

Our board of directors currently comprises seven directors divided into three classes with staggered three-year terms. There is currently one director in Class I, three directors in Class II and three directors in Class III. The term of office of our Class I director, Frank E. Dangeard, will expire at the 2018 annual meeting of stockholders. The term of office of our Class II directors, John A. Amster, Geoffrey T. Barker and Steven L. Fingerhood, will expire at this year’s Annual Meeting. The term of office of our Class III directors, Shelby W. Bonnie, Sanford R. Robertson and Thomas O. Ryder, will expire at the 2017 annual meeting of stockholders. There are no family relationships among any of our directors or executive officers. Mr. Barker, a Class II director, has notified the board of directors that he will resign from the board of directors effective the date of our 2016 Annual Meeting of Stockholders.
Information regarding our directors, including their age as of April 20, 2016, is set forth below.

Name	Age	Positions and Offices Held with Company	Director Since
John A. Amster	47	Chief Executive Officer; President; Director	2008
Geoffrey T. Barker	54	Executive Director; Director	2008
Shelby W. Bonnie(1)(2)	51	Director	2011
Frank E. Dangeard(1)	58	Director	2014
Steven L. Fingerhood(1)(3)	58	Director	2012
Sanford R. Robertson(2)	84	Director	2011
Thomas O. Ryder(2)(3)	71	Director	2009

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

Class I Director (Term Expires in 2018)
Frank E. Dangeard, age 58, has been a director since April 2014. He has been the Managing Partner of Harcourt, an advisory and investment firm, since March 2008. Mr. Dangeard was Chairman and Chief Executive Officer of Thomson, a provider of digital video technologies, solutions and services, from September 2004 to February 2008. From September 2002 to September 2004, he was Deputy CEO of France Telecom, a global telecommunications operator. From 1997 to 2002, Mr. Dangeard was Deputy CEO of Thomson Multimedia and Thomson S.A. and was appointed Deputy Chairman of Thomson Multimedia in 1999. Prior to joining Thomson Multimedia and Thomson S.A., Mr. Dangeard was Managing Director of SG Warburg from 1988 to 1997. Mr. Dangeard also serves on the boards of directors of Atari S.A., Symantec Corporation, and Telenor Group, as well as a number of privately held companies.

He graduated from the École des Hautes Études Commerciales, the Paris Institut d’Études Politiques and holds an L.L.M from Harvard Law School. Our board of directors determined that Mr. Dangeard should serve as a director based on his extensive experience as a senior executive and investor in the technology industry as well as his skills relating to financial statements and accounting matters.

Class II Directors (Terms Expire in 2016)

John A. Amster, age 47, has served as our Chief Executive Officer since March 2010, our Co-Chief Executive Officer from our inception until March 2010, and a director since our inception. Prior to founding our company, Mr. Amster served as the General Manager of Strategic Acquisitions and Vice President of Licensing at Intellectual Ventures, a patent licensing firm, where, from 2005 to 2008, he was responsible for strategic acquisitions of patent portfolios as well as developing Intellectual Ventures’ software and e-commerce licensing programs. From 2003 to 2004, Mr. Amster served as Managing Director and founded the M&A Advisory practice for Ocean Tomo, an intellectual property and brokerage firm. From 1998 to 2003, Mr. Amster served in various positions, most recently as Vice President and Secretary, at InterTrust Technologies, where he worked on intellectual property transactions, merger and acquisition activities and late-stage financing activities. Mr. Amster received a J.D. from Benjamin N. Cardozo School of Law and a B.A. from Middlebury College. Our board of directors determined that Mr. Amster should serve as a director based on his position as an officer of our company, his history as one of our founders and largest stockholders and his experience in the fields of intellectual property and law.

Geoffrey T. Barker, age 54 and a founder of our company, has served as our Executive Director since September 2012, our Chief Operating Officer from March 2010 until September 2012, our Co-Chief Executive Officer from our inception until March 2010 and a director since our inception. Prior to founding our company, Mr. Barker served as Vice President of Licensing at Intellectual Ventures, where he was responsible for the portfolio development and licensing strategy of its software patent portfolio from 2006 to 2008. From 2000 to 2006, Mr. Barker served as founder, Chairman and CEO of Vigilos, Inc., which provided a platform for controlling and managing the physical security systems of large enterprises. Prior to founding Vigilos, Mr. Barker was co-founder and co-CEO of The Cobalt Group from 1995 to 2000. Prior to that, Mr. Barker held positions in trading, research and investment banking with Kidder, Peabody & Company, Salomon Brothers Inc. and Piper Jaffray Incorporated. Mr. Barker has also served as a director of a number of privately held companies. Mr. Barker received an M.B.A. from Columbia University and a B.A. from Tufts University. Our board of directors determined that Mr. Barker should serve as a director based on his position as an officer of our company, his history as one of our founders and largest stockholders and his experience in the fields of technology, finance and intellectual property.
Steven L. Fingerhood, age 58, has been a director of our company since April 2012. Mr. Fingerhood is the managing partner of Technology Opportunity Partners, L.P., a private investment partnership, a position he has held since 2003. Previously, Mr. Fingerhood was the founder of Zero Gravity Technologies Corporation, a developer of document security solutions, and served as its chairman and Chief Executive Officer until its sale to InterTrust Technologies Corporation in 2001. Prior to that, Mr. Fingerhood founded and was Chief Executive Officer of Direct Language Communications, Inc., a provider of localization services to the technology industry. Mr. Fingerhood also served as the lead independent director of the board of directors of Harris Interactive Inc. until its acquisition by Nielsen Holdings N.V. in February 2014. Mr. Fingerhood received a J.D. from Harvard Law School and an A.B. from Harvard University. Our board of directors determined that Mr. Fingerhood should serve as a director because of his extensive experience as an entrepreneur, investor and senior executive in the technology and business services industries, as well as his skills relating to financial statement and accounting matters.

Class III Directors (Terms Expire in 2017)

Shelby W. Bonnie, age 51, has been a director of our company since January 2011. Mr. Bonnie is a Managing Director of Allen & Company, an investment firm, a position he has held since September of 2012. Previously, Mr. Bonnie was the CEO of Whiskey Media LLC, an online media company, a position he held from June 2007 until February 2012. Mr. Bonnie was a co-founder of CNET Networks, Inc. and was at CNET Networks, Inc. as both an executive and member of the board of directors from 1993 to 2006, including as Chief Executive Officer from March 2000 until October 2006. Prior to joining CNET Networks, Inc., Mr. Bonnie held positions at Tiger Management Corporation, a New York-based investment management firm, Lynx Capital, a private equity fund, and Morgan Stanley & Co. Inc. Mr. Bonnie served as a member of the board of directors of Warner Music Group Corp., a global record company, from November 2005 until July 2011. Mr. Bonnie received a B.S. from the University of Virginia and an M.B.A. from Harvard Business School. Our board of directors determined that Mr. Bonnie should serve as a director based on his extensive experience in the technology industry, as well as his skills relating to financial statement and accounting matters.

Sanford R. Robertson, age 84, has been a director of our company since May 2011. Mr. Robertson has been a partner of Francisco Partners, a technology buyout fund, since 1999. Prior to founding Francisco Partners, Mr. Robertson was the founder and chairman of Robertson, Stephens & Co., a technology investment bank formed in 1978 and sold to BankBoston in 1998. Since the sale, Mr. Robertson has been a technology investor and advisor to several technology companies. Mr. Robertson was also the founder of Robertson, Colman, Siebel & Weisel, later renamed Montgomery Securities, another technology investment bank. Mr. Robertson also serves on the boards of directors of Pain Therapeutics, Inc. and Salesforce.com, Inc. He served on the board of directors of Dolby Laboratories, Inc. from 2003 to 2015. Mr. Robertson received a B.B.A. and an M.B.A. from the University of Michigan. Our board of directors determined that Mr. Robertson should serve as a director based on his extensive experience in investment banking, private equity and capital markets transactions in the technology industry, as well as his service on the boards of other publicly held companies.

Thomas O. Ryder, age 71, has been a director of our company since December 2009. Mr. Ryder has been a director of Starwood Hotels & Resorts Worldwide, Inc. since April 2001, Amazon.com, Inc. since November 2002 and Quad/Graphics, Inc. since July 2010, and was Chairman of the board of directors at Virgin Mobile USA, Inc. from October 2007 to November 2009. Mr. Ryder was Chairman of the board of directors at Reader’s Digest Association, Inc. from April 1998 to December 2007 and was its Chief Executive Officer from April 1998 to December 2005. Mr. Ryder received a B.A. from Louisiana State University. Our board of directors determined that Mr. Ryder should serve as a director based on his experience as a senior executive of a large company, including experience with intellectual property, as well as his customer experience skills and skills relating to financial statement and accounting matters.

Executive Officers

Set forth below is the name, age, and position of each of our executive officers as of April 20, 2016 and certain biographical information for each executive officer.

Name	Age	Position
John A. Amster	47	Chief Executive Officer; President; Director
Geoffrey T. Barker	54	Executive Director; Director
Robert H. Heath	56	Chief Financial Officer; Senior Vice President, Finance; Treasurer
Mallun Yen	45	Executive Vice President
Trevor Campion	49	CEO, Inventus Solutions, Inc.
Martin E. Roberts	55	Senior Vice President; General Counsel; Secretary
Steven S. Swank	46	Senior Vice President, Head of Client Development and Relations

John A. Amster’s and Geoffrey T. Barker’s biographical information may be found above under the heading “Class II Directors.”

Robert H. Heath, age 56, has served as our Chief Financial Officer, Senior Vice President, Finance and Treasurer since January 2015, as our Senior Vice President, Corporate Development since February 2013, and as our Vice President, Corporate Development since March 2011. Prior to joining RPX, Mr. Heath served as Head of Strategy and Acquisitions for Technicolor, a leading supplier of technology and services to media companies, and as Chief Operating Officer and Chief Financial Officer at iBahn, an Internet service provider to the hospitality industry. Earlier in his career, Mr. Heath worked as an investment banker, focusing on technology and growth companies at Kidder Peabody, SG Warburg and Robertson Stephens. Mr. Heath received his A.B. from Harvard University and his M.B.A. from the University of Chicago Booth School of Business.

Mallun Yen, age 45, has served as our Executive Vice President since November 2010. Prior to joining RPX, Ms. Yen served as Vice President of Worldwide Intellectual Property and Deputy General Counsel from 2002 to 2010 at Cisco Systems, Inc. where she was responsible for developing and implementing the company’s strategy to protect, enhance, defend and capture the value of its intellectual property. Ms. Yen received her B.S. from California Polytechnic State University, San Luis Obispo and her J.D. from UC Berkeley School of Law, Boalt Hall.

Trevor Campion, age 49, has served as the Chief Executive Officer of Inventus Solutions, Inc. since September 2009. Inventus was acquired by RPX on January 22, 2016. Mr. Campion holds a B.A. from Indiana University Bloomington.

Martin E. Roberts, age 55, has served as our Senior Vice President, General Counsel and Secretary since February 2013, and our Vice President, General Counsel and Secretary from October 2010 to February 2013. From July 2007 until October 2010, Mr. Roberts was the Vice President, General Counsel & Secretary of Linden Research, Inc. From January 2006 to July 2007, Mr. Roberts served as Deputy General Counsel of eBay Inc., and from March 2004 to January 2006, he served as Vice President, General Counsel and Secretary of Shopping.com Ltd. Mr. Roberts holds a B.A. from the University of Virginia and a J.D. from the University of Alabama School of Law.

Steven S. Swank, age 46, has served as our Senior Vice President, Head of Client Development and Relations since February 2013, as our Vice President, Head of Client Development and Relations from February 2012 to February 2013, and as our Vice President, Client Relations from July 2010 to February 2012. From May 2006 until June 2010, Mr. Swank served as Vice President of National Account Sales at Comdata Corporation, where he was responsible for maintaining client relationships and developing new business opportunities. Mr. Swank received his B.A. from Bucknell University and his M.B.A. from the University of Chicago Booth School of Business, Singapore.

Election of Officers

Our executive officers are currently elected by our board of directors and serve until their successors are duly elected and qualified, or until their earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and certain holders of more than 10% of our common stock to file reports regarding their ownership and changes in ownership of our securities with the SEC and to furnish us with copies of all Section 16(a) reports that they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us and written representations provided to us by all of our directors and executive officers and certain of our greater than 10% stockholders, we believe that during the year ended December 31, 2015, our directors, executive officers, and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

Code of Business Conduct

Our board of directors has adopted a code of business conduct that applies to each of our directors, officers and employees. The code addresses various topics, including:

•	compliance with applicable laws, rules and regulations;

•	conflicts of interest;

•	public disclosure of information;

•	insider trading;

•	corporate opportunities;

•	competition and fair dealing;

•	gifts;

•	discrimination, harassment and retaliation;

•	health and safety;

•	confidentiality;

•	protection and proper use of company assets;

•	payments to government personnel; and

•	reporting illegal and unethical behavior.

The code of business conduct is available on the investor relations section of our website at http://ir.rpxcorp.com. The inclusion of our website address in this Amendment does not include or incorporate by reference the information on our website into this Amendment.

Any waiver of the code of business conduct for an executive officer or director may be granted only by our board of directors or a committee thereof and must be timely disclosed as required by applicable law. We have also implemented whistleblower procedures that establish formal protocols for receiving and handling complaints from employees. Any concerns regarding accounting or auditing matters reported under these procedures will be communicated promptly to the audit committee.

Board Committees
We have established an audit committee, a compensation committee and a nominating and corporate governance committee. We believe that the composition of these committees meets the criteria for independence under, and the functioning of these committees complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002 and current SEC and Nasdaq rules and regulations. We intend to comply with future requirements as they become applicable to us.

Each committee of our board of directors has a written charter approved by our board of directors. Copies of each charter are available on the investor relations section of our website located at http://ir.rpxcorp.com. The inclusion of our website address in this proxy statement does not include or incorporate by reference the information on our website into this proxy statement.
Each committee has the composition and responsibilities described below.
The following table provides membership and meeting information for each of the committees of the board of directors during 2015:

Committee	Members	Number of Meetings in 2015
Audit Committee	Shelby W. Bonnie Frank E. Dangeard Steven L. Fingerhood(1)	8
Compensation Committee	Shelby W. Bonnie(1) Sanford R. Robertson Thomas O. Ryder	5
Nominating and Corporate Governance Committee	Steven L. Fingerhood Randy Komisar(1)(2) Thomas O. Ryder(1)(2)	1

___________________

(1)	Chairman of the committee.

(2)	Mr. Ryder was appointed as a member of the Nominating and Corporate Governance Committee on April 23, 2015, replacing Mr. Komisar.

The primary responsibilities of each committee are described below.
Audit Committee
Messrs. Bonnie, Dangeard and Fingerhood serve on the audit committee, and Mr. Fingerhood serves as its chairman. Our board of directors annually reviews the Nasdaq listing standards definition of independence for audit committee members and has determined that Messrs. Bonnie, Dangeard and Fingerhood are independent (as independence is currently defined in applicable Nasdaq listing standards for audit committees and Rule 10A-3 promulgated under the Exchange Act).
Our board of directors has determined that Mr. Bonnie is an audit committee financial expert, as defined by the rules promulgated by the SEC. The designation of Mr. Bonnie as an audit committee financial expert does not impose on him any duties, obligations or liability that are greater than those that are generally imposed on him as a member of our audit committee and our board of directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of our audit committee or board of directors.

The audit committee assists our board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent registered public accounting firm and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The audit committee also oversees the audit efforts of our independent registered public accounting firm and takes actions as it deems necessary to satisfy itself that such firm is independent of management. The audit committee is also responsible for monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters.
Both our independent registered public accounting firm and internal financial personnel regularly meet with, and have unrestricted access to, the audit committee.
Compensation Committee
Messrs. Bonnie, Robertson and Ryder serve on the compensation committee, and Mr. Bonnie serves as its chairman. Our board of directors has determined that Messrs. Bonnie, Robertson and Ryder satisfy the independence requirements of the applicable Nasdaq listing standards and SEC rules and regulations for directors. Each of the members of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended.
The compensation committee assists our board of directors in meeting its responsibilities with regard to oversight and determination of executive compensation and assesses whether our compensation structure establishes appropriate incentives for officers and employees. The compensation committee reviews and makes recommendations to our board of directors with respect to our major compensation plans, policies and programs. In addition, the compensation committee reviews and approves the compensation for our executive officers, establishes and modifies the terms and conditions of employment of our executive officers and administers our equity incentive plans.
Nominating and Corporate Governance Committee
At the beginning of 2015, Messrs. Fingerhood and Komisar served on the nominating and corporate governance committee, and Mr. Komisar served as its chairman. Effective April 23, 2015, Mr. Ryder replaced Mr. Komisar on the committee and as its chairman. Our board of directors has determined that Messrs. Fingerhood and Ryder satisfy the independence requirements of the applicable Nasdaq listing standards and SEC rules and regulations for directors. Mr. Komisar resigned from the board of directors on June 9, 2015.
The nominating and corporate governance committee is responsible for making recommendations to our board of directors regarding candidates for directorships and the size and composition of our board of directors. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to our board of directors concerning corporate governance matters.

The nominating and corporate governance committee is also responsible for reviewing with our board of directors from time to time the appropriate skills and guidelines required of directors in the context of the current make-up of the board.  These guidelines and skills of the board, as a whole, may include (i) various and relevant career experience, (ii) relevant skills, such as an understanding of the Company’s business, (iii) financial expertise, (iv) diversity and (v) local and community ties.  The minimum qualifications and skills that each director should possess include (i) the highest professional and personal ethics and values, (ii) broad experience at the policy-making level in business, government, education, technology or public interest, (iii) a commitment to enhancing stockholder value and (iv) sufficient time to carry out his or her duties and to provide insight and practical wisdom based on experience.  The nominating and corporate governance committee evaluates the foregoing factors, among others, and does not assign any particular weighting or priority to any of these factors.
The nominating and corporate governance committee also considers director candidates recommended by our stockholders.  To recommend a candidate for election to our board of directors, a stockholder must notify the nominating and corporate governance committee by writing to: RPX Corporation, One Market Plaza, Steuart Tower, Suite 800, San Francisco, CA 94105, Attention: Secretary of the Company.  Such stockholder’s notice shall set forth the following information:

•
To the extent reasonably available, information relating to such director candidate that would be required to be disclosed in a proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, in which such individual is a nominee for election to our board of directors;

•	The director candidate’s written consent to (A) if selected, be named in the Company’s proxy statement and proxy and (B) if elected, to serve on our board of directors; and

•	Any other information that such stockholder believes is relevant in considering the director candidate.
The nominating and corporate governance committee considers bona fide candidates from all relevant sources, including current board members, professional search firms, stockholders and other persons.  The committee evaluates director candidates in light of the board membership criteria described above, based on all relevant information and materials available to the committee.  This includes information and materials provided by stockholders recommending director candidates, professional search firms and other parties.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis
This compensation discussion and analysis reviews and discusses our compensation programs and policies for our executive officers who are required to be named in the 2015 Summary Compensation Table under the rules of the SEC. For 2015, these “named executive officers” are John A. Amster, Chief Executive Officer, Ned D. Segal, former Chief Financial Officer (whose employment with us terminated on January 16, 2015), Robert H. Heath, Chief Financial Officer, Martin E. Roberts, Senior Vice President, Steven S. Swank, Senior Vice President, and Mallun Yen,

Executive Vice President. This compensation discussion and analysis should be read together with the compensation tables and related disclosures set forth below.

General Overview and Objectives of our Executive Compensation Programs

We help companies reduce patent-related risk and expense by facilitating a more efficient exchange of value in the patent market. We recognize that the success of our company depends to a great degree on our ability to attract and retain talented employees who have relevant skills and experience to help us manage and expand our business. As such, the principal objectives of our executive compensation programs are the following:

•	to attract and retain talented and experienced executives whose knowledge, skills and performance ensure our continued success;

•	to provide incentive to our executives to manage our business to meet our short-term and long-term business objectives;

•	to ensure that our total compensation is fair, reasonable and competitive; and

•	to promote teamwork while also recognizing the role each executive officer plays in our success.

Each of the primary elements of our executive compensation program is discussed in more detail below. While we have identified particular compensation objectives that each element of executive compensation serves, our executive compensation programs are designed to be flexible and complementary, and to collectively serve all of the executive compensation objectives described above. Accordingly, whether or not specifically mentioned below, we believe that, as a part of our overall executive compensation policy, each individual element, to a greater or lesser extent, serves each of our objectives.

Role of Our Compensation Committee, Management and Compensation Consultant

Since our initial public offering in 2011, our compensation committee has administered our executive compensation programs and determined the compensation of our executive officers. For more information about our compensation committee, see “Corporate Governance—Board Committees—Compensation Committee.” The compensation committee has primary responsibility for reviewing and approving the compensation that may become payable to our executive officers, and provides strategic direction to management to enable management to implement the compensation committee’s decisions. The compensation committee made all the decisions regarding the 2015 compensation of our named executive officers.

Our chief executive officer, as the manager of our executive team, makes recommendations to the compensation committee about the compensation of each of our executive officers other than him. While our compensation committee considers his recommendations, it need not adopt them and may adjust them as it determines appropriate.

Compensia, Inc. (“Compensia”) serves as our compensation committee’s independent compensation consultant. Compensia provides the compensation committee with advice and resources to help develop and execute our overall compensation strategy. Compensia reports directly to the compensation committee, and the compensation committee has the sole power to terminate or replace Compensia at any time. As part of its engagement, the compensation committee has directed Compensia to work with members of management to obtain information necessary for Compensia to form recommendations and evaluate management’s recommendations. When requested by the committee, Compensia attends meetings of the compensation committee and provides information and responds to questions from committee members. As part of its engagement in 2015, Compensia reviewed compensation levels at the peer group companies described below, assessed compensation for the Company’s chief executive officer, advised on the design of the our performance-based restricted stock units, and evaluated performance-based retention strategies. Compensia does not provide any other services to the Company. In April 2015, our compensation committee analyzed whether the work of Compensia as a compensation consultant raised any conflict of interest and determined that the work of Compensia and the individual compensation advisors employed by Compensia as compensation consultants to our compensation committee has not created any conflict of interest. Our compensation committee intends to continue to assess the independence of any of our compensation advisors consistent with applicable Nasdaq listing standards.

Elements of Compensation

The compensation of our named executive officers consists of the following elements, each of which is designed to fulfill one or more of the principles and objectives described above:

•	base salary;

•	performance-based bonuses;

•	equity incentives;

•	change in control benefits;

•	broad-based employee benefits; and

•	perquisites.

In setting compensation levels for individual named executive officers, the members of our compensation committee apply their judgment in determining the amount and mix of compensation elements for each named executive officer and the appropriate level of each element. The appropriate use and weight of each of these components has generally not been dictated by any particular formula. Rather our compensation committee may consider a range of factors, including the executive’s anticipated responsibilities and individual experience, our compensation committee members’ experience and knowledge in compensating similarly situated individuals at other companies, the value of the executive officer’s existing equity awards, a general sense of internal pay equity among our officers, and negotiations with the executive. We view each component of executive compensation as related but distinct, and we also review total compensation of our named executive officers to ensure that our overall compensation objectives are met. The specific mix of components has been within the discretion and business judgment of our compensation committee. These components of our compensation programs together provide compensation packages that our board of directors believes have enabled us to successfully retain and motivate our named executive officers.

Compensation Determination Process

Our compensation committee generally reviews and modifies the compensation of our named executive officers annually at the end of each fiscal year in connection with a review of each officer’s performance. Our compensation committee also acts at other times based on the recommendations of our chief executive officer and as the compensation committee determines appropriate, such as in connection with a promotion or as necessary to retain an officer.

In April 2012, at the request of the compensation committee, Compensia prepared an analysis of the compensation of our chief executive officer relative to the compensation paid by a peer group of companies consisting of financial services, technology and patent licensing companies with revenue less than $350 million at the time of such review. The peer group included the following companies:

Cohen & Steers, Inc.
Cowen Group, Inc.
Financial Engines, Inc.
Greenhill & Co., Inc.
Hercules Technology Growth Capital Inc.
HFF, Inc.
MarketAxess Holdings, Inc.
Virtus Investment Partners Inc.
Aspen Technology, Inc.
Dice Holdings, Inc.
Ebix Inc.
Epiq Systems, Inc.
RealPage, Inc.
SolarWinds, Inc.

Acacia Research Corporation
CEVA, Inc.
DTS, Inc.
InterDigital, Inc.
Rambus Inc.
RealD Inc.
Tessera Technologies, Inc.

In the case of our other named executive officers, the compensation committee considers data from the Radford High-Tech Executive Compensation Survey, as the publicly available information for the peer companies does not include sufficient data with respect all of their specific positions.

We believe that this comparative data is valuable in that it provides insight into ranges and components of compensation at similarly-situated companies and helps to confirm both the competitiveness and reasonableness of our compensation decisions. Accordingly, the compensation committee used the peer group and Radford data as one of a number of factors it considered when making 2015 compensation decisions. In general, the compensation committee did not set the compensation of our named executive officers at any particular benchmark, and considerations related to our company and individual named executive officers were prioritized in making compensation decisions. In the case of our chief executive officer’s 2015 cash and equity compensation, however, the compensation committee generally targeted the 60th percentile compared to the peer company CEO data, which reflected the compensation committee’s subjective assessment of what was necessary to retain Mr. Amster.

Advisory Vote on Executive Compensation

At our 2015 annual meeting of stockholders, 88% of the shares voted were cast in favor of the advisory vote on executive compensation. The compensation committee viewed the results of this vote as broad stockholder support for our executive compensation program and did not implement any changes to our executive compensation programs as a result of the vote.

Base Salary

We provide base salary to our named executive officers and other employees to compensate them for services rendered on a day-to-day basis during the fiscal year and to provide sufficient fixed cash compensation to allow the officers to focus on their ongoing responsibilities to our company. In general, base salaries for our named executive officers are initially established through arm’s-length negotiation at the time the executive is hired or promoted, taking into account such executive’s qualifications, experience and prior salary. Adjustments to base salaries are discretionary and are based on such factors as the scope of a named executive officer’s responsibilities, individual contribution, prior experience and sustained performance. Decisions regarding salary increases may also take into account the named executive officer’s current salary, equity ownership and the amounts paid to a named executive officer’s peers inside our company by conducting an internal analysis, which compares the pay of each named executive officer to other members of the management team and the market compensation data. Base salaries are also reviewed and adjusted when necessary to reflect changes in individual roles and responsibilities as well as our compensation committee’s subjective assessment of market conditions.

In connection with his appointment as our Chief Financial Officer in January 2015, Mr. Heath’s initial base salary as CFO was determined by arm’s-length negotiations and was set at $350,000. No changes were made to the salaries of our other named executive officers, as our compensation committee and, in the case of officers other than himself, Mr. Amster concluded that the officers’ existing salaries were adequate.

The actual base salaries paid to all of our named executive officers during fiscal year 2015 are set forth in the “2015 Summary Compensation Table.”

Performance-Based Bonuses

Cash performance bonuses are used to reward our named executive officers for the achievement of individual and company performance goals that we believe will in turn further our long-term business objectives. Cash bonuses are discretionary; however, we accrue a total bonus pool for all participants in our bonus plan based on corporate objectives. Our compensation committee determines the actual size of the bonus pool at the end of the year using the pool performance target as a guideline, but not a requirement. The compensation committee also determines individual performance bonuses for our named executive officers based on a subjective review of individual and company performance, and, in the case of officers other than our chief executive officer, based on the recommendations of our chief executive officer. In determining individual bonus amounts, our compensation committee referred to each officer’s target bonus, which is expressed as a percentage of the officer’s base salary. For 2015, our named executive officers’ target bonuses were 100% for Mr. Amster, 65% for Mr. Heath, 55% for Mr. Roberts, 60% for Mr. Swank, and 65% for Ms. Yen.

In February 2015, our compensation committee determined that we should accrue a 2015 bonus pool based on the level of our 2015 adjusted non-GAAP operating income, with a minimum and maximum amount to be accrued based on our performance. For the purpose of calculating the bonus pool, we define non-GAAP operating income to exclude stock-based compensation. We believe that adjusted non-GAAP operating income target is an appropriate measure of our company’s performance, as it is a key valuation measure considered by our stockholder and analyst community.

The compensation committee set the Company’s target adjusted non-GAAP operating income for fiscal year 2015 at $72.5 million and set the following accrual guidelines tied to the Company’s performance:

2015 Adjusted Non-GAAP Operating Income (1)	$61.6 million or less ($10.9 million below target)	$72.5 million (100% of target)	$94.3 million or more ($21.8 million above target)
Accrual (2)	28% of total company-wide salaries	39% of total company-wide salaries	50% of total company-wide salaries

(1)	In the case of results in between the above guidelines, the full year bonus accrual would be determined by linear interpolation between the relevant specified accrual amounts.

(2)
The guidelines include an additional pool equal to two percent of salary at each level of performance in order to allow the compensation committee additional flexibility to reward outstanding performance, and also include the employer portion of related payroll taxes.

Our company’s actual adjusted non-GAAP operating income for fiscal year 2015 was $76.3 million, which was above the target by $3.8 million. After a review of our company’s performance for 2015, our compensation committee set the actual bonus pool at $8.9 million, or 39% of total company-wide annual salaries for the year which represents 100% of target. Although the bonus pool calculation indicated a bonus pool of 107% of target, the compensation committee considered the Company's overall financial performance, including the beneficial effect of lower than anticipated costs of revenue on our adjusted non-GAAP operating income, in determining the bonus pool for 2015.

After determining the size of the bonus pool, our compensation committee approved 2015 bonuses for our named executive officers. In the case of our named executive officers, other than Mr. Amster, the compensation committee also considered the recommendations of Mr. Amster based on his subjective review of each named executive officer’s performance. These reviews and bonus payouts for each named executive officer were based on the following considerations:

•	Mr. Amster’s bonus was $525,000 (88% of his base salary) and reflected his continuing leadership of the Company and the growth in the number of clients and in the insurance business during 2015.

•	Mr. Heath’s bonus was $250,000 (71% of base salary) and reflected his leadership of the finance team.

•	Mr. Roberts’s bonus was $220,000 (61% of base salary) and reflected his role in corporate governance as well as his leadership of the legal and human resources teams.

•	Mr. Swank’s bonus was $175,000 (61% of base salary) and reflected the number of new and renewing clients and his continuing leadership of the client development and client relations teams.

•	Ms. Yen’s bonus was $220,000 (63% of base salary) and reflected her leadership of several corporate development efforts and participation in many of the Company’s growth initiatives.

The cash bonuses paid to our named executive officers are set forth in the “Bonus” column of the “2015 Summary Compensation Table.”

Long-Term Equity Incentives

We believe that strong long-term corporate performance may be achieved by using equity-based awards to encourage long-term performance by our named executive officers. Our compensation committee grants equity awards to our named executive officers and other employees to enable them to participate in the long-term appreciation of our stockholder value. We believe that equity grants align the interests of our named executive officers with our stockholders, provide them with incentives linked to long-term performance, and create an ownership culture. We believe that equity should be designed to serve as an effective recruitment and retention tool while also motivating our executive officers to work toward corporate objectives that provide a meaningful return to our stockholders.

In recent years equity-based awards to our named executive officers have generally been granted in the form of options to purchase shares of our common stock and restricted stock units (or “RSUs”). Typically, each named executive officer receives a grant of RSUs and/or a stock option upon joining our company. The initial awards of stock options generally vest over four years of service, with 25% vesting after one year of service and the remainder vesting in equal monthly installments over the next three years. The initial awards of RSUs generally vest over four years, with 25% vesting after one year of service and the remainder vesting in equal quarterly installments over the next three years.

The size and material terms of the equity awards granted to our named executive officers are determined in the subjective discretion of our compensation committee and reflect (among other factors) individual negotiations at the time an officer is hired, the cash compensation of the officer, the officer’s performance and responsibility, internal pay equity, retention concerns, and the comparative market compensation data.

As a part of the annual performance and compensation review process, based on an evaluation of each employee’s performance for the year, the compensation committee considers additional grants to employees after the first year of employment. For 2015, these grants were in the form of RSUs for all employees including our named executive officers and generally vest over four years of service. The compensation committee believes that RSUs align the interests of the named executive officers with the interests of the stockholders because the value of these awards appreciates if the trading price of our common stock appreciates, and these awards also have retention value even during periods in which our trading price does not appreciate, which supports continuity in the management team.

Consistent with this approach, our compensation committee granted the following RSUs to our named executive officers in connection with the annual review of their compensation and performance:

•	Mr. Amster – 155,000 RSUs

•	Mr. Heath – 60,000 RSUs

•	Mr. Roberts – 50,000 RSUs

•	Mr. Swank – 35,000 RSUs

•	Ms. Yen – 60,000 RSUs

As described above, the size of Mr. Amster’s award was set at the 60th percentile of the peer company CEO awards. In light of Mr. Amster’s leadership role and to better align his compensation with key indicators of the Company’s success, the compensation committee conditioned vesting of half of Mr. Amster’s award on achievement of performance goals over the 2015-2018 timeframe. Mr. Amster’s performance units consist of four equal tranches, one for each fiscal year in the performance period. In order for the units associated with each fiscal year to vest, the Company must achieve two out of three performance goals established for the year from among those in the Company’s board-approved operating plan. For 2015, the compensation committee selected the following goals: gross revenues, renewal rate of subscription revenue, and the number of new insurance policies written. The gross revenues and renewal rate goals were achieved, resulting in vesting of the 2015 tranche of the award on February 20, 2016. Goals for the 2016-2018 portions of the award will be established by the compensation committee at the beginning of each year, which enables the committee to select goals based on priorities for each year.

Other than the award to Mr. Amster, the size of the RSU awards were determined in the subjective discretion of our compensation committee and reflect recommendations from Mr. Amster based on his subjective review of each named executive officer’s performance. To increase Ms. Yen’s incentive to build and maintain our company’s key client relationships, our compensation committee made 10,000 of the RSUs awarded to Ms. Yen subject to performance-based vesting conditions based on her success in client development and retention.

The equity awards granted to our named executive officers in 2015 are reflected in the “2015 Grants of Plan-Based Awards” table below, except that the 2016-2018 tranches of Mr. Amster’s performance RSUs do not appear in the 2015 Grants of Plan-Based Awards table as performance goals for that portion of Mr. Amster’s award had not been established and it therefore did not have a disclosable grant date fair value.

We do not have, nor do we plan to establish, any program, plan or practice to time stock option grants in coordination with releasing material non-public information, nor do we have any established grant schedule. In addition, to date, we have not adopted stock ownership guidelines for our named executive officers.

Change in Control Benefits and Severance

The equity awards granted to Mr. Amster and Ms. Yen (other than the 10,000 performance units described above) in 2015 include a “double trigger” acceleration benefit if the officer is terminated without cause or resigns for certain reasons within 12 months after a change in control of our company. The terms of these arrangements are described below in “2015 Potential Payments Upon Termination or Change in Control.” Our compensation committee believes that it is necessary to offer senior members of our executive team the level of protection provided under these agreements to ensure that they remain focused on executing our company’s strategic plans, including in the event our company is to be acquired.

None of our named executive officers have any contractual severance benefits.

Employee Benefits

We provide the following benefits to our named executive officers, generally on the same basis as provided to all of our employees:

•	health, dental and vision insurance;

•	life insurance and accidental death and dismemberment insurance;

•	a 401(k) plan with an up to $5,000 match of employee contributions;

•	an employee assistance plan;

•	short- and long-term disability insurance;

•	medical and dependent care flexible spending account; and

•	a health savings account.

We believe these benefits are consistent with those of companies with which we compete for employees.

Perquisites

Given our location in downtown San Francisco, we pay the monthly parking fee incurred by certain of our officers and employees, including the $525 monthly fee for Mr. Amster. We generally do not provide any additional perquisites to our named executive officers.

Tax Considerations

Generally, Section 162(m) of the Internal Revenue Code disallows a deduction to any publicly held corporation for individual compensation exceeding $1 million in any taxable year payable to its Chief Executive Officer and certain other officers. However, compensation in excess of $1 million may be deducted if, among other things, it qualifies as

“performance-based compensation” within the meaning of Section 162(m). While our compensation committee is mindful of the benefits of deducting compensation, in order to maintain flexibility in compensating executive officers in a manner consistent with our philosophy and business goals, it has not adopted a formal policy regarding tax deductibility of compensation paid to our named executive officers and is aware that some of the compensation paid during 2015 is not deductible.

Section 280G of the Internal Revenue Code disallows a tax deduction with respect to excess parachute payments to certain executives and significant stockholders of companies that undergo a change in control. In addition, Section 4999 of the Internal Revenue Code imposes a 20% excise tax on the individual with respect to the excess parachute payment. Section 409A of the Internal Revenue Code also imposes significant additional taxes should an executive officer, director or other service provider receive “deferred compensation” that does not meet the requirements of Section 409A of the Internal Revenue Code. We have not provided any named executive officer with a gross-up or other reimbursement for tax amounts the executive might pay pursuant to Section 280G or Section 409A of the Internal Revenue Code. As a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including our named executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A of the Internal Revenue Code.

Financial Restatement

Our compensation committee has not adopted a policy on whether we will make retroactive adjustments to any cash or equity-based incentive compensation paid to the named executive officers (or others) where the payment was predicated upon the achievement of financial results that were subsequently the subject of a restatement. Our compensation committee believes that this issue is best addressed if and when a need actually arises, when all of the facts regarding the restatement are known. We intend to comply with all applicable laws and regulations requiring any adjustments to or recovery of incentive compensation.

Report of the Compensation Committee
The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates it by reference into such filing.
We, as members of the compensation committee, have reviewed and discussed the Compensation Discussion and Analysis contained in this proxy statement with management. Based on such review and discussion, we have recommended to the board of directors that the Compensation Discussion and Analysis be included in this proxy statement and incorporated by reference into our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Submitted by the Compensation Committee of the Board of Directors
Shelby W. Bonnie
Sanford R. Robertson
Thomas O. Ryder

2015 Summary Compensation Table

The following table provides information regarding the compensation of our “principal executive officer,” both persons who served as our “principal financial officer” during the 2015 fiscal year, and our next three most highly compensated executive officers during the 2015 fiscal year. We refer to these individuals as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus (1)($)	Stock Awards (2)($)	Option Awards (3)($)	All Other Compensation (4)($)	Total ($)
John A. Amster Chief Executive Officer (Principal Executive Officer)	2015	$600,000	$525,000	$1,484,125(5)	$—	$—	$2,609,125
	2014	600,000	525,000	1,120,500	—	—	2,245,500
	2013	500,000	200,000	2,001,250	—	—	2,701,250

Ned D. Segal(6) Chief Financial Officer (Principal Financial Officer)	2015	20,455	—	—	—	57,113(7)	77,568
	2014	450,000	300,000	848,100	—	5,000	1,603,100
	2013	308,523	492,500	4,346,000	738,735	2,500	5,888,258

Robert H. Heath(8) Chief Financial Officer (Principal Financial Officer)	2015	350,000	250,000	811,800	—	5,000	1,416,800

Martin E. Roberts Senior Vice President, General Counsel & Secretary	2015	360,000	220,000	676,500	—	5,000	1,261,500
	2014	360,000	210,000	771,000	—	5,000	1,346,000
	2013	340,833	150,000	1,413,750	—	2,500	1,907,083

Steven S. Swank Senior Vice President, Head of Client Development and Relations	2015	285,000	175,000	473,550	—	5,000	938,550
	2014	285,000	150,000	385,500	—	5,000	825,500
	2013	283,542	120,000	650,650	—	2,500	1,056,692

Mallun Yen Executive Vice President	2015	350,000	220,000	676,500(9)	—	5,000	1,251,500
	2014	350,000	235,000	1,530,000	—	5,000	2,120,000

______________

(1)
The 2015 amounts in this column reflect discretionary bonuses approved by the compensation committee of our board of directors and paid in January 2016 based upon both company and individual performance.

(2)
The amounts in this column represent the aggregate grant date fair value of restricted stock unit awards granted to the officer in the applicable fiscal year computed in accordance with FASB ASC Topic 718. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance condition. See Note 11 of the notes to our consolidated financial statements for the fiscal year ended December 31, 2015 in our annual report on Form 10-K for fiscal year 2015 filed on February 26, 2016, for a discussion of the assumptions made in determining the grant date fair value of equity awards.

(3)
The amounts in this column represent the aggregate grant date fair value of option awards granted to the officer in the applicable fiscal year computed in accordance with FASB ASC Topic 718. See Note 11 of the notes to our consolidated financial statements for the fiscal year ended December 31, 2015 in our annual report on Form 10-K for fiscal year 2015 filed on February 26, 2016, for a discussion of the assumptions made in determining the grant date fair value of equity awards.

(4)	Except as indicated below, consists of 401(k) matching contributions provided to all plan participants.

(5)
Does not include any amount with respect to 58,125 performance-based restricted stock units granted to Mr. Amster in 2015 for which performance goals were not established as of the end of the fiscal year, as there was no reportable grant-date fair value for that portion of the award under FASB ASC Topic 718. See “Compensation Discussion and Analysis – Long-Term Equity Incentives” and footnote 4 to the 2015 Grants of Plan-Based Awards table for further information about Mr. Amster’s 2015 performance-based restricted stock unit award.

(6)	Mr. Segal’s last day of employment was January 16, 2015.

(7)	Consists of a payout of accrued but unused PTO in connection with Mr. Segal’s termination of employment.

(8)	Mr. Heath became our Chief Financial Officer effective January 19, 2015.

(9)
Does not include any amount with respect to 10,000 performance-based restricted stock units granted to Ms. Yen in 2015 as it was not probable that the goals applicable to the award would be achieved. The grant date fair value of Ms. Yen’s performance-based restricted stock units, assuming maximum achievement of applicable performance goals, is $153,600.

2015 Grants of Plan-Based Awards

The following table sets forth certain information regarding each plan-based award granted to our named executive officers during our 2015 fiscal year.

		Estimated Future Payouts Under Equity Incentive Plan Awards (1)		All Other Stock Awards: Number of Shares of Stock or Units (1)(#)	Grant Date Fair Value of Stock and Option Awards (2)($)
Name	Grant Date	Threshold (#)	Target (#)
John A. Amster	5/5/2015	—	19,375(3)(4)	—	$296,825(4)
	5/5/2015	—	—	77,500	1,187,300

Robert H. Heath	1/9/2015	—	—	60,000	811,800

Martin E. Roberts	1/9/2015	—	—	50,000	676,500

Steven S. Swank	1/9/2015	—	—	35,000	473,550

Mallun Yen	1/9/2015	—	—	50,000	676,500
	5/12/2015	5,000(5)	10,000(5)	—	0(6)

_____________

(1)	The vesting schedule for each of these restricted stock unit awards is described in the footnotes to the table entitled “Outstanding Equity Awards at 2015 Fiscal Year-End” below.

(2)
The amounts in this column represent the aggregate grant date fair value of option awards and restricted stock unit awards granted to the officer in the applicable fiscal year computed in accordance with FASB ASC Topic 718. See Note 11 of the notes to our consolidated financial statements for the fiscal year ended December 31, 2015 in our annual report on Form 10-K for fiscal year 2015 filed on February 26, 2016, for a discussion of the assumptions made in determining the grant date fair value of equity awards. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance condition.

(3)
Reflects the 2015 tranche of a performance-based restricted stock unit award granted to Mr. Amster and which is described in “Compensation Discussion and Analysis – Long-Term Equity Incentives”. All of the units subject to that portion of the award are eligible to vest if two of three goals established for 2015 are achieved.

(4)
No amounts are included with respect to the 2016, 2017 and 2018 tranches of Mr. Amster’s performance-based restricted stock unit award as the goals applicable to those portions of the award were not established as of the end of our 2015 fiscal year and therefore those portions of the award did not have a reportable grant date fair value. Each tranche covers 19,375 units and will vest if two of three goals established for the applicable performance period are achieved.

(5)
The number in the “threshold” column reflects the minimum number of restricted stock units that could vest if a single annual goal is achieved. The number in the “target” column reflects the maximum number of units subject to the award that are eligible to vest if both annual goals are achieved.

(6)
As of the date of grant, it was not probable that the goals applicable to Ms. Yen’s award would be achieved. The grant date value of Ms. Yen’s performance-based restricted stock unit award, assuming maximum achievement of applicable performance goals, is $153,600.

Outstanding Equity Awards at 2015 Fiscal Year-End
The following table sets forth information regarding each unexercised option and all unvested restricted stock and restricted stock units held by each of our named executive officers as of December 31, 2015. Each restricted stock unit represents a contingent right to receive one share of our common stock.
The vesting schedule applicable to each outstanding award is described in the footnotes to the table below. For information regarding the vesting acceleration provisions applicable to the equity awards held by our named executive officers, see “2015 Potential Payments Upon Termination or Change in Control” below.
As a result of Mr. Segal’s termination of employment on January 16, 2015, all of his options and restricted stock units that were unvested at the time of his termination were forfeited and he had until April 16, 2015 to exercise his vested options.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (1)($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1)($)
John A. Amster	448,076	89,616(2)	$9.85	1/19/2021	—	$—	—	—
	—	—	—	—	39,063(3)	429,693	—	—
	—	—	—	—	62,969(4)	692,659	—	—
	—	—	—	—	19,375(5)	213,125	—	—
	—	—	—	—	—	—	93,750(6)	1,031,250
	—	—	—	—	—	—	150,000(7)	1,650,000
Robert H. Heath	120,000(8)	—	14.19	4/5/2021	—	—	—	—
	39,166	834(9)	15.98	1/23/2022	—	—	—	—
	—	—	—	—	782(10)	8,602	—	—
	—	—	—	—	23,438(3)	257,818	—	—
	—	—	—	—	23,438(11)	257,818	—	—
	—	—	—	—	22,500(12)	247,500	—	—
	—	—	—	—	48,750(13)	536,250	—	—
Martin E. Roberts	24,479	521(9)	15.98	1/23/2022	—	—	—	—
	—	—	—	—	782(10)	8,602	—	—
	—	—	—	—	23,438(3)	257,818	—	—
	—	—	—	—	12,500(14)	137,500	—	—
Steven S. Swank	19,583	417(9)	15.98	1/23/2022	—	—	—	—
	—	—	—	—	782(10)	8,602	—	—
	—	—	—	—	20,313(3)	223,443	—	—
	—	—	—	—	14,063(12)	154,693	—	—
	—	—	—	—	28,438(13)	312,818	—	—
Mallun Yen	125,672(15)	—	6.63	11/15/2020	—	—	—	—
	54,084	20,834(16)	6.63	11/15/2020	—	—	—	—
	—	—	—	—	42,188(12)	464,068	—	—
	—	—	—	—	40,625(13)	446,875	50,000(7)	550,000
	—	—	—	—	—	—	5,000(17)	55,000
___________________

(1)	In accordance with SEC rules, market value is based on $11.00, the closing price of our common stock on the last trading day of the year.

(2)
Represents the unexercisable portion of an option granted on January 20, 2011 for 537,692 shares. None of the shares subject to the option were eligible to vest unless the option holder remained in service through

September 10, 2012, at which point 1/48th of the shares subject to the option vested upon the completion of each month of service thereafter.

(3)
Represents the unvested portion of a restricted stock unit award granted on January 7, 2013 for 125,000 restricted stock units in the case of Mr. Amster, for 75,000 restricted stock units in the case of Mr. Heath, for 75,000 restricted stock units in the case of Mr. Roberts, and 65,000 restricted stock units in the case of Mr. Swank. 6.25% of the shares subject to the award vested on May 20, 2013 and 6.25% of the shares subject to the award vested quarterly thereafter as long as continuous service is provided through each vesting date.

(4)
Represents the unvested portion of a restricted stock unit award granted on May 5, 2015 for 77,500 restricted stock units. 6.25% of the shares subject to the award vested on May 20, 2015 and 6.25% of the shares subject to the award vested quarterly thereafter as long as continuous service is provided through each vesting date.

(5)
Represents the unvested portion of the 2015 tranche of a performance-based restricted stock unit award granted on May 5, 2015 and which is described in greater detail in “Compensation Discussion and Analysis – Long-Term Equity Incentives”. The performance goals applicable to the units were achieved, but the units remained subject to vesting based on Mr. Amster’s continuous service through February 20, 2016. The 2016, 2017 and 2018 tranches of the award, each covering 19,375 units, are not reflected in the table as the goals applicable to such tranches had not been established as of the end of our 2015 fiscal year. Each tranche will vest if two of three goals established for the applicable performance period are achieved and Mr. Amster remains in continuous service through February 20th of the following year.

(6)
Represents the unvested portion of a performance-based restricted stock unit award granted on January 7, 2013 for 125,000 restricted stock units. The units vest over approximately 4 years from the grant date, with 25% of the total number of units eligible to vest following each one-year anniversary, provided that as of each anniversary the average closing price per share of the Company’s common stock (“ACP”) for any period of 90 consecutive calendar days during the year preceding such anniversary is: (i) on the first anniversary, equal to or greater than $11.81; (ii) on the second anniversary, equal to or greater than the higher of (a) $14.17 or (b) the ACP for the period of 90 calendar days ending on the first anniversary of the grant date times 1.25; (iii) on the third anniversary, equal to or greater than the higher of (a) $16.54 or (b) the ACP for the period of 90 calendar days ending on the second anniversary of the grant date times 1.25; and (iv) on the fourth anniversary, equal to or greater than the higher of (a) $18.90 or (b) the ACP for the period of 90 calendar days ending on the third anniversary of the grant date times 1.25. To the extent a price appreciation target is not achieved, the related units remain eligible to vest following any successive anniversary of the grant date along with the portion of the units first eligible to vest on such anniversary, so long as the applicable performance-based vesting condition for the successive anniversary is satisfied and the recipient remains in continuous service through the next established vesting date. Vesting shall occur only on the established vesting dates of

February 20, May 20, August 20 and November 20. The price appreciation target for the one-year anniversary was achieved.

(7)
Represents the unvested portion of a performance-based restricted stock unit award granted on February 6, 2014 for 150,000 restricted stock units in the case of Mr. Amster, and 50,000 restricted stock units in the case of Ms. Yen. The units vest over approximately 4 years from the grant date, with 25% of the total number of units eligible to vest following each one-year anniversary, provided that as of each anniversary the ACP for any period of 90 consecutive calendar days during the year preceding such anniversary is: (i) on the first anniversary, equal to or greater than $20.80; (ii) on the second anniversary, equal to or greater than the higher of (a) $24.96 or (b) the ACP for the period of 90 calendar days ending on the first anniversary of the grant date times 1.25; (iii) on the third anniversary, equal to or greater than the higher of (a) $29.12 or (b) the ACP for the period of 90 calendar days ending on the second anniversary of the grant date times 1.25; and (iv) on the fourth anniversary, equal to or greater than the higher of (a) $33.28 or (b) the ACP for the period of 90 calendar days ending on the third anniversary of the grant date times 1.25. To the extent a price appreciation target is not achieved, the related units remain eligible to vest following any successive anniversary of the grant date along with the portion of the units first eligible to vest on such anniversary, so long as the applicable performance-based vesting condition for the successive anniversary is satisfied and the recipient remains in continuous service through the next established vesting date. Vesting shall occur only on the established vesting dates of February 20, May 20, August 20 and November 20.

(8)
Represents the unexercised portion of an option granted on April 6, 2011 for 120,000 shares. 25% of the shares subject to the option vested on March 28, 2012, and an additional 1/48th of the shares vested upon completion of each month of continuous service thereafter.

(9)
Represents the unexercisable portion of options granted on January 24, 2012 for 40,000 shares in the case of Mr. Heath, for 25,000 shares in the case of Mr. Roberts, and for 20,000 shares in the case of Mr. Swank. 1/48th of the shares subject to the option vested upon the completion of each month of continuous service beginning on January 24, 2012.

(10)
Represents the unvested portion of a restricted stock unit award granted on January 24, 2012 for 12,500 restricted stock units in the case of Messrs. Heath, Roberts and Swank. 6.25% of the shares subject to the award vested on May 20, 2012 and 6.25% of the shares subject to the award vested quarterly thereafter as long as continuous service is provided through each vesting date.

(11)
Represents the unvested portion of a restricted stock unit award granted on April 25, 2013 for 75,000 restricted stock units. 6.25% of the shares subject to the award vested on May 20, 2013 and 6.25% of the shares subject to the award vested quarterly thereafter as long as recipient provides continuous service through each vesting date.

(12)
Represents the unvested portion of a restricted stock unit award granted on February 6, 2014 for 40,000 restricted stock units in the case of Mr. Heath, for 25,000 restricted stock units in the case of Mr. Swank, and for 75,000 restricted stock units in the case of Ms. Yen. 6.25% of the shares subject to the award vested on May 20, 2014 and 6.25% of the shares subject to the award vested quarterly thereafter as long as recipient provides continuous service through each vesting date.

(13)
Represents the unvested portion of a restricted stock unit award granted on January 9, 2015 for 60,000 restricted stock units in the case of Mr. Heath, for 35,000 restricted stock units in the case of Mr. Swank, and for 50,000 restricted stock units in the case of Ms. Yen. 6.25% of the shares subject to the award vested on May 20, 2015 and 6.25% of the shares subject to the award vested quarterly thereafter as long as recipient provides continuous service through each vesting date.

(14)
Represents the unvested portion of a restricted stock unit award granted on January 9, 2015 for 50,000 restricted stock units. 25% of the shares subject to the award vested on May 20, 2015 and 25% of the shares subject to the award vested quarterly thereafter as long as recipient provides continuous service through each vesting date.

(15)
Represents the unexercised portion of an option granted on November 16, 2010 for 700,000 shares. 25% of the shares subject to the option vested upon the completion of one year of continuous service beginning from November 1, 2010, and an additional 1/48th of the shares subject to the option vested upon the completion of each month of continuous service thereafter.

(16)
Represents the unexercisable portion of a performance-based option granted on November 16, 2010 for 200,000 shares. Vesting of the option began after the Board of Directors determined that option holder had achieved both of the following milestones: (1) within six months of the date option holder’s employment begins (the “Start Date”), option holder will submit to the Board of Directors for approval business plans for two new lines of business and those plans are approved by the Board of Directors (the “Business Plans”); and (2) within 18 months of the Start Date, the Company has launched at least one of the businesses in the Business Plans with at least four clients that are generating revenue consistent with the applicable plan. On May 16, 2012, the compensation committee approved the vesting of the performance-based options, and the option began vesting at a rate of 1/48th of the option shares upon completion of each month of continuous service after May 1, 2012.

(17)
Represents the unvested portion of a performance-based restricted stock unit award granted on May 12, 2015 for 10,000 restricted stock units. The units vest over approximately 2 years with 50% of the total number of units eligible to vest each year on February 20, provided that as of each such date, the Committee determines that Ms. Yen has achieved at least one of the two goals set by the Board of Directors for the prior fiscal year. The 2015 goals applicable to Ms. Yen’s award were not achieved, and the related units were cancelled.

2015 Option Exercises and Stock Vested
The following table shows the number of shares acquired upon exercise of options by each named executive officer in 2015 and the number of restricted stock units held by each named executive officer that vested during the 2015 fiscal year.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1)($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2)($)
John A. Amster	—	$—	45,781	$661,077
Ned D. Segal	41,666	55,818	—	—
Robert H. Heath	—	—	64,375	930,452
Martin E. Roberts	10,692	107,132	71,875	1,035,538
Steven S. Swank	—	—	32,187	464,404
Mallun Yen	404,095	3,500,018	28,125	406,171
___________________

(1)	Value realized is based on the difference between the fair market value of our common stock on the date of exercise and the exercise price.

(2)	Value realized is based on the fair market value of our common stock on the vesting date.
Pension Benefits and Non-qualified Deferred Compensation
Our company does not provide a pension plan for employees, and no named executive officers participated in a non-qualified deferred compensation plan during the 2015 fiscal year.
2015 Potential Payments Upon Termination or Change in Control
We have entered into offer letters and either stock option, restricted stock unit or stock purchase agreements with each of our named executive officers. None of the offer letters entered into with our named executive officers provide for the payment of severance; however, we have entered into agreements with Mr. Amster and Ms. Yen under which they may be entitled to accelerated vesting of equity awards upon certain terminations of employment, as described in further detail below. Additionally, options and restricted stock units granted pursuant to either our 2008 Stock Plan or our 2011 Equity Incentive Plan, including any options or restricted stock units granted to our named executive officers, may accelerate and vest in full if our company is subject to certain corporate transactions in which the surviving corporation does not assume the options or restricted stock units or substitute new awards for outstanding awards.

Agreements with John A. Amster

In January 2011, we granted Mr. Amster 537,692 options. Pursuant to the stock option applicable to this award, if Mr. Amster is subject to an involuntary termination within 12 months following a change in control, then he will be entitled to vesting acceleration of 50% of any then-unvested shares or units subject to the awards.
For purposes of the January 2011 stock option agreement with Mr. Amster:
“Involuntary termination” is defined as the termination of Mr. Amster’s service by reason of (i) the involuntary discharge of Mr. Amster by our company for reasons other than cause or death or disability or (ii) his voluntary resignation following (a) the material reduction in authority and responsibility with our company (it being understood that a material reduction in authority and responsibility shall not be deemed to have occurred as long as he retains substantial senior executive responsibilities in the same line of business that he was involved with immediately prior to a change in control), (b) a reduction in his base salary by more than 10% or (c) a request by our company that he relocate by more than 50 miles.
“Change in control” is defined as (i) the consummation of a merger or consolidation of our company with or into another entity or (ii) the dissolution, liquidation or winding up of our company. The foregoing notwithstanding, a merger or consolidation of our company shall not constitute a “change in control” if immediately after such merger or consolidation a majority of the voting power of the capital stock of the continuing or surviving entity, or any direct or indirect parent corporation of such continuing or surviving entity, will be owned by the persons who were our stockholders immediately prior to such merger or consolidation in substantially the same proportions as their ownership of the voting power of our capital stock immediately prior to such merger or consolidation.
“Cause” is defined as (i) an intentional and unauthorized use or disclosure by Mr. Amster of our confidential information or trade secrets, which use or disclosure causes material harm to our company, (ii) a material breach by Mr. Amster of any agreement between him and our company, (iii) a material failure by Mr. Amster to comply with our written policies or rules, (iv) Mr. Amster’s conviction of, or plea of “guilty” or “no contest” to, a felony under the laws of the United States or any State thereof, (v) Mr. Amster’s gross negligence or willful misconduct, (vi) a continuing failure by Mr. Amster to perform assigned duties after receiving written notification of such failure from our board of directors or (vii) a failure by Mr. Amster to cooperate in good faith with a governmental or internal investigation of our company or its directors, officers or employees, if our company has requested his cooperation.
“Disability” is defined as Mr. Amster’s inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment.
In January 2013, we granted Mr. Amster 125,000 restricted stock units, and in May 2015, we granted Mr. Amster 77,500 restricted stock units. Pursuant to the restricted stock unit award agreements applicable to these awards, if Mr. Amster is subject to an involuntary termination within 12 months following a change in control, then he will be entitled to vesting acceleration of 50% of any then-unvested shares or units subject to the award.

In January 2013, we also granted Mr. Amster 125,000 performance-based restricted stock units, in February 2014, we granted Mr. Amster 150,000 performance-based restricted stock units, and in May 2015 we granted Mr. Amster 77,500 performance-based restricted stock units. Pursuant to the performance-based restricted stock unit award agreements applicable to these awards, if our company is subject to a change in control before Mr. Amster’s service terminates and prior to the time the units have vested or expired, then the performance conditions for the applicable award will be waived and 6.25% of the units subject to the award will vest quarterly on the Company’s established vesting dates until the fourth anniversary of the grant date for the units granted in January 2013 and in February 2014, and until fully vested for the units granted in May 2015, provided Mr. Amster remains in continuous service through each vesting date. For the units granted in January 2013 and in February 2014, any units are not vested by the fourth anniversary of the grant date shall be forfeited. However, if Mr. Amster is subject to an involuntary termination within 12 months after the change in control and, in the case of the units granted in January 2013 and in February 2014, prior to the fourth anniversary of the award date, then 50% of the units that are unvested at the time of the involuntary termination will vest.
For purposes of the restricted stock unit and performance-based restricted stock unit award agreements with Mr. Amster:
“Change in Control” is defined as:

(a)
The consummation of a merger or consolidation of the Company with or into another entity or any other corporate reorganization, if persons who were not stockholders of the Company immediately prior to such merger, consolidation or other reorganization own immediately after such merger, consolidation or other reorganization more than 50% of the voting power of the outstanding securities of each of (i) the continuing or surviving entity and (ii) any direct or indirect parent corporation of such continuing or surviving entity;

(b)	The sale, transfer or other disposition of all or substantially all of the Company’s assets;

(c)	A change in the composition of the Board, as a result of which fewer than 50% of the incumbent directors are directors who either:

(i)	Had been directors of the Company on the date 24 months prior to the date of such change in the composition of the Board (the “Original Directors”); or

(ii)
Were appointed to the Board, or nominated for election to the Board, with the affirmative votes of at least a majority of the aggregate of (A) the Original Directors who were in office at the time of their appointment or nomination and (B) the directors whose appointment or nomination was previously approved in a manner consistent with this Paragraph (ii); or

(d)	Any transaction as a result of which any person becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing more than 50% of the total voting power represented by the Company’s then outstanding voting securities. For purposes of this Subsection (d), the term “person” shall have the same meaning as when used in Sections 13(d) and 14(d) of the Exchange Act but shall exclude (i) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or of a Parent or Subsidiary and (ii) a corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of the common stock of the Company.
A transaction shall not constitute a Change in Control if its sole purpose is to change the state of the Company’s incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held the Company’s securities immediately before such transaction. In addition, if a Change in Control constitutes a payment event with respect to any Award which provides for a deferral of compensation and is subject to Code Section 409A, then notwithstanding anything to the contrary in the Plan the transaction with respect to such Award must also constitute a “change in control event” as defined in Treasury Regulation Section 1.409A-3(i)(5) to the extent required by Code Section 409A.
“Involuntary Termination” is defined as either (i) a separation as a result of the termination of Mr. Amster’s employment by the Company for reasons other than cause or death or disability; or (ii) Mr. Amster’s resignation for good reason.
“Resignation for Good Reason” is defined as a separation as a result of Mr. Amster’s resignation within 12 months after one of the following conditions has come into existence without Mr. Amster’s consent: (i) a material reduction in Mr. Amster’s authority and responsibility (it being understood that a material reduction in authority and responsibility shall not be deemed to have occurred as long as Mr. Amster retains substantial senior executive responsibilities in the same line of business that Mr. Amster was involved with immediately prior to a Change in Control); (ii) a reduction in Mr. Amster’s base salary by more than 10%; or (iii) a request by the Company that Mr. Amster relocate by more than 50 miles. A resignation for good reason will not be deemed to have occurred unless Mr. Amster gives the Company written notice of the condition within 90 days after the condition comes into existence and the Company fails to remedy the condition within 30 days after receiving Mr. Amster’s written notice.
“Cause” is defined as (i) Mr. Amster’s intentional and unauthorized use or disclosure of the Company’s confidential information or trade secrets, which use or disclosure causes material harm to the Company; (ii) Mr. Amster’s material breach of any agreement between Mr. Amster and the Company; (iii) Mr. Amster’s material failure to comply with the Company’s written policies or rules; (iv) Mr. Amster’s conviction of, or plea of “guilty” or “no contest” to, a felony under the laws of the United States or any State thereof; (v) Mr. Amster’s gross negligence or willful misconduct; (vi) Mr. Amster’s continuing failure to perform assigned duties after receiving written notification of such failure from the Board of Directors; or (vii) Mr. Amster’s failure to cooperate in good faith with a governmental or internal investigation of the Company or its directors, officers or employees, if the Company has requested Mr. Amster’s cooperation.

“Disability” shall mean Mr. Amster’s inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment.
Agreements with Mallun Yen
In November 2010, we granted Ms. Yen 200,000 performance-based options. Pursuant to the performance-based stock option agreement applicable to this award, if the milestones applicable to the option have been achieved and Ms. Yen is subject to an involuntary termination within 12 months following a change in control, then she will be entitled to vesting acceleration of 50% of any then-unvested shares subject to the awards. The definitions applicable to this award are the same as described above with respect to Mr. Amster’s stock option grant.
In February 2014, we granted Ms. Yen 75,000 restricted stock units, and in January 2015, we granted Ms. Yen 50,000 restricted stock units. The treatment of these awards upon a change in control, including the definitions for the purposes of the restricted stock unit agreement, is the same as described above with respect to Mr. Amster’s restricted stock unit awards.
In February 2014, we also granted Ms. Yen 50,000 performance-based restricted stock units. The treatment of this award upon a change in control, including the definitions for the purposes of the performance-based restricted stock unit award agreement, is the same as described above with respect to Mr. Amster’s 2013 and 2014 performance-based restricted stock unit awards.
The following table describes the potential benefits to which Messrs. Amster and Ms. Yen would have been entitled under the arrangements described above, assuming that each such officer’s employment terminated as of December 31, 2015. Messrs. Heath, Roberts and Swank were not entitled to any benefits upon a termination of employment on December 31, 2015, and Mr. Segal did not receive any benefits in connection with his termination of employment on January 16, 2015.

Name	Benefit	Involuntary Termination Following a Change in Control
John A. Amster	Option Acceleration(1)	$51,529
	Restricted Stock Unit Acceleration(2)	1,812,426
	Total Value	$1,863,955

Mallun Yen	Option Acceleration(1)	$45,522
	Restricted Stock Unit Acceleration(2)	730,472
	Total Value	$775,994

___________________

(1)
The value of option acceleration shown in the table above assumes that the termination of the named executive officer’s employment occurred on December 31, 2015, and was calculated by multiplying the number of unvested option shares accelerated by the difference between $11.00, the closing price of our common stock on the last trading day of the year, and the exercise price of the option.

(2)
The value of restricted stock acceleration shown in the table above assumes that the termination of the named executive officer’s employment occurred on December 31, 2015, and was calculated by multiplying the number of unvested shares accelerated by $11.00, the closing price of our common stock on the last trading day of the year. No value is assigned to the waiver of the performance conditions applicable to performance-based restricted stock units in connection with a change in control.

Director Compensation

Pursuant to our compensation program for non-employee directors, we do not compensate our non-employee directors for their service in cash, instead providing compensation in the form of initial and annual equity awards as described below. These equity awards currently consist of restricted stock units, with each unit representing the right to receive one share of our common stock. We also reimburse our non-employee directors for their reasonable out-of-pocket expenses incurred in attending board and committee meetings.

Each new non-employee director is granted an initial restricted stock unit with a target value of $175,000 upon such director’s election to our board of directors, which vests in equal annual installments over 3 years of service. In addition, non-employee directors (including a non-employee director who previously was our employee) who continue to serve on our board of directors receive annual restricted stock unit awards in connection with each annual meeting of stockholders, with a target value based on board and committee service as set forth in the table below. Each annual restricted stock unit award will vest in full on the earlier of the one-year anniversary of the date of grant or on the date of the following year’s annual meeting of stockholders, provided the director remains in continuous service through the applicable vesting date. The annual restricted stock unit award to a non-employee director who joined the board within 12 months prior to an annual meeting will be pro-rated, with the target value determined based on the number of whole months of board service provided during the prior 12-month period.

Board service	$150,000
plus (as applicable):
Audit Committee chair	$22,500
Other Audit Committee members	$10,000
Compensation Committee chair	$12,500
Other Compensation Committee members	$6,000
Nominating & Corporate Governance chair	$9,000
Other Nominating & Corporate Governance members	$5,000
Lead Independent Director	$20,000

Both the initial and annual restricted stock unit awards are granted under our 2011 Equity Incentive Plan and are subject to full vesting acceleration in the event we undergo a change in control while the director is serving on our board of directors.

As employees, Messrs. Amster and Barker do not receive any additional compensation for their service on the board of directors.

2015 Director Compensation Table

The following table sets forth all of the compensation awarded to, earned by, or paid to each person who served as a director during 2015, other than a director who is also a named executive officer.

Name	Fees earned or paid in cash ($)	Stock Awards (1)(2)($)		Total ($)
Geoffrey T. Barker(3)	$50,000	$—	—	$50,000
Shelby W. Bonnie	—	208,786		208,786
Frank E. Dangeard	—	186,164		186,164
Steven L. Fingerhood	—	205,921		205,921
Randy Komisar(4)	—	—		—
Sanford R. Robertson	—	181,505		181,505
Thomas O. Ryder	—	196,699		196,699

(1)
The amounts in this column represent the aggregate grant date fair value of restricted stock unit awards granted to the director in the applicable fiscal year computed in accordance with FASB ASC Topic 718. See Note 11 of the notes to our consolidated financial statements for the fiscal year ended December 31, 2015 in our annual report on Form 10-K for fiscal year 2015 filed on February 26, 2016, for a discussion of the assumptions made by our company in determining the grant date fair value of its equity awards.

(2)
Pursuant to our compensation program for our non-employee directors, in connection with our 2015 annual meeting of stockholders, each director received an award of restricted stock units in the following amounts: Mr. Bonnie (13,041), Mr. Dangeard (11,628), Mr. Fingerhood (12,862), Mr. Komisar (0), Mr. Robertson (11,337) and Mr. Ryder (12,286). Each restricted stock unit represents a contingent right to receive one share of our common stock. As of December 31, 2015, the above listed directors held outstanding restricted stock units in the following amounts: Mr. Barker (0), Mr. Bonnie (13,041), Mr. Dangeard (18,805), Mr. Fingerhood (12,862), Mr. Komisar (0), Mr. Robertson (11,337) and Mr. Ryder (12,286). As of December 31, 2015, the above-listed directors also held outstanding options to purchase the following number of shares of our common stock: Mr. Barker (358,462), Mr. Bonnie (67,500), Mr. Dangeard (0), Mr. Fingerhood (60,625), Mr. Komisar (0), Mr. Robertson (67,500) and Mr. Ryder (7,500).

(3)	Reflects amounts earned as salary as our employee. As an employee, Mr. Barker does not receive any additional compensation for his service on the board of directors.

(4)	Mr. Komisar resigned from our board of directors effective June 9, 2015.
Compensation Committee Interlocks and Insider Participation
In 2015, Messrs. Bonnie, Robertson and Ryder served as members of the compensation committee. None of the members of our compensation committee is or has in the past served as an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information concerning beneficial ownership of our common stock as of April 20, 2016, by:

•	each stockholder, or group of affiliated stockholders, known to us to beneficially own more than 5% of our outstanding common stock;

•	each of our named executive officers;

•	each of our current directors; and

•	all of our executive officers and directors as a group.

The table below is based upon information supplied by directors, executive officers and principal stockholders and Schedule 13Gs or Schedule 13Ds filed with the SEC through April 20, 2016.

The percentage ownership is based upon 51,404,864 shares of common stock outstanding as of April 20, 2016.

For purposes of the table below, we deem shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 20, 2016 and restricted stock units that vest within 60 days of April 20, 2016 to be outstanding and to be beneficially owned by the person holding the options, warrants or restricted stock units for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable. Unless otherwise indicated, the address for each beneficial owner is c/o RPX Corporation, One Market Plaza, Steuart Tower, Suite 800, San Francisco, California 94105.

Name of beneficial owner	Number of shares beneficially owned		Percentage of shares beneficially owned
5% Stockholders (other than our executive officers and directors)
BlackRock, Inc.(1)	5,056,473		9.84%
Dimensional Fund Advisors LP(2)	2,827,481		5.50%
Fiduciary Management, Inc.(3)	4,428,386		8.61%
Entities affiliated with Mangrove Partners(4)	2,580,986		5.02%
The Vanguard Group(5)	3,489,006		6.79%
Directors and Named Executive Officers
John A. Amster(6)	1,842,524		3.55%
Geoffrey T. Barker(7)	379,492		*
Robert H. Heath(8)	227,345		*
Martin E. Roberts(9)	123,097	*	*
Steven S. Swank(10)	30,311		*
Mallun Yen(11)	311,787		*
Shelby W. Bonnie(12)	175,630		*
Frank E. Dangeard(13)	18,694		*
Steven L. Fingerhood(14)	112,597		*
Sanford R. Robertson(15)	279,285		*
Thomas O. Ryder(16)	45,270		*
All directors and executive officers as a group (12 persons) (17)	3,546,032		6.85%

*	Represents beneficial ownership of less than one percent of our outstanding common stock.

(1)
Based upon a Schedule 13G/A filed with the SEC on January 27, 2016, BlackRock, Inc. is a parent holding company/control person who has sole voting power over 4,806,648 shares and sole dispositive power over 5,056,473 shares. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares; no one person’s interest in the shares is more than five percent of the total outstanding common shares. The subsidiaries holding the shares are BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, BlackRock Asset Management Schweiz AG, BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A., BlackRock International Limited, BlackRock Investment Management, LLC, and BlackRock Japan Co Ltd. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

(2)
Based upon a Schedule 13G filed with the SEC on February 9, 2016, Dimensional Fund Advisors LP is an investment adviser who has sole voting power over 2,681,648 shares and sole dispositive power over 2,827,481 shares. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or subadviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or subadviser to certain Funds. In its role as investment advisor, subadviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported in the Schedule 13G are owned by the Funds. Dimensional Fund Advisors LP disclaims beneficial ownership of all such securities. The Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the securities held in their respective accounts. To the knowledge of Dimensional Fund Advisors, LP, the interest of any one such Fund does not exceed 5% of the class of securities. The address of Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(3)
Based upon a Schedule 13G filed with the SEC on February 16, 2016, Fiduciary Management, Inc. is an investment adviser who has sole voting power over 3,753,041 shares and sole dispositive power over 4,428,386 shares. The shares are owned directly by various accounts managed by Fiduciary Management, Inc. Such accounts have the right to receive dividends from, and the proceeds from the sale of, the shares. The address of Fiduciary Management, Inc. is 100 East Wisconsin Avenue, Suite 2200, Milwaukee, Wisconsin 53202.

(4)
Based upon a Schedule 13D filed with the SEC on March 14, 2016, The Mangrove Partners Master Fund, Ltd., a Cayman Islands exempted company (the “Master Fund”), The Mangrove Partners Fund, L.P., a Delaware limited partnership (the “US Feeder”), The Mangrove Partners Fund (Cayman), Ltd., a Cayman Islands exempted company (the “Cayman Feeder”), Mangrove Partners, a Cayman Islands exempted company (“Mangrove Partners”), Mangrove Capital, a Cayman Islands exempted company (“Mangrove Capital”), and Nathaniel August have the shared voting and the shared dispositive powers over 2,580,986 shares. As the two controlling shareholders of the Master Fund, each of the US Feeder and the Cayman Feeder may be deemed to beneficially own the shares owned by the Master Fund. Mangrove Partners is the investment manager of each of the Master Fund, the US Feeder and the Cayman Feeder. Mangrove Capital is the general partner of the US Feeder. Mr. August is the director of each of Mangrove Partners and Mangrove Capital. By virtue of these relationships, each of Mangrove Partners, Mangrove Capital and Mr. August may be deemed to beneficially own the shares owned by the Master Fund. The principal business address of the US Feeder, Mangrove Partners, Mangrove Capital and Nathaniel August is 645 Madison Avenue, 14th Floor, New York, New York 10022. The principal business address of each of the Master Fund and the Cayman Feeder is c/o

Maples Corporate Services, Ltd., PO Box 309, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands KY1-1104.

(5)
Based upon a Schedule 13G/A filed with the SEC on February 10, 2016, The Vanguard Group is an investment advisor who has sole voting power over 73,028 shares, shared voting power over 6,300 shares, sole dispositive power over 3,412,278 shares, and shared dispositive power over 76,728 shares. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 70,428 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 8,900 shares as a result of its serving as investment manager of Australian investment offerings. The address of The Vanguard Group is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(6)
Includes 1,015,372 shares held by John Amster and Colleen Amster, Trustees of the John and Colleen Amster Living Trust dated March 2, 2000, 299,209 shares held by JCA, LLC, options to purchase 515,288 shares of common stock that may be exercised within 60 days of April 20, 2016 by Mr. Amster, and 12,655 shares of common stock that may vest within 60 days of April 20. 2016 from a restricted stock unit award granted to Mr. Amster. Voting and investment power over the shares beneficially owned by the John and Colleen Amster Living Trust dated March 2, 2000 is held by Mr. Amster and Colleen Quinn Amster, Mr. Amster’s wife. Voting and investment power over the shares beneficially owned by JCA, LLC is held by Mr. and Ms. Amster. Excludes options to purchase 22,404 shares of common stock that may not be exercised within 60 days of April 20, 2016, and 76,720 shares of common stock from a restricted stock unit award and 301,875 shares of common stock from performance-based restricted stock unit awards that will not vest within 60 days of April 20, 2016. Each restricted stock unit represents a contingent right to receive one share of our common stock.

(7)
Includes 3,284 shares held by Barker 2010 Children’s Trust FBO Alexander Payne Barker, 3,283 shares held by Barker 2010 Children’s Trust FBO Katherine Eryl Barker, and options to purchase 343,526 shares of common stock that may be exercised within 60 days of April 20, 2016 by Mr. Barker. Excludes options to purchase 14,936 shares of common stock that may not be exercised within 60 days of April 20, 2016.

(8)
Includes options to purchase 160,000 shares of common stock that may be exercised within 60 days of April 20, 2016 by Mr. Heath, and 19,374 shares of common stock that may vest within 60 days of April 20, 2016 from restricted stock unit awards granted to Mr. Heath. Excludes 143,126 shares of common stock that will not vest within 60 days of April 20, 2016 from restricted stock unit awards. Each restricted stock unit represents a contingent right to receive one share of our common stock.

(9)
Includes options to purchase 25,000 shares of common stock that may be exercised within 60 days of April 20, 2016 by Mr. Roberts, and 19,687 shares of common stock that may vest within 60 days of April 20, 2016 from restricted stock unit awards granted to Mr. Roberts. Excludes 59,063 shares of common stock that will not vest within 60 days of April 20, 2016 from restricted stock unit awards. Each restricted stock unit represents a contingent right to receive one share of our common stock.

(10)
Includes options to purchase 20,000 shares of common stock that may be exercised within 60 days of April 20, 2016 by Mr. Swank, and 10,311 shares of common stock that may vest within 60 days of April 20, 2016 from restricted stock unit awards granted to Mr. Swank. Excludes 84,689 shares of common stock that will not vest within 60 days of April 20, 2016 from restricted stock unit awards. Each restricted stock unit represents a contingent right to receive one share of our common stock.

(11)
Includes options to purchase 200,590 shares of common stock that may be exercised within 60 days from April 20, 2016 by Ms. Yen, and 9,374 shares of common stock that may vest within 60 days of April 20, 2016 from restricted stock unit awards granted to Ms. Yen. Excludes 90,626 shares of common stock from restricted stock unit awards and 55,000 shares of common stock from a performance-based restricted stock unit award that will not vest within 60 days of April 20, 2016. Each restricted stock unit represents a contingent right to receive one share of our common stock.

(12)
Includes 35,236 shares of common stock held by MHV Partners LLC. Voting and investment power over the shares beneficially owned by MHV Partners LLC is held by Mr. Bonnie. Includes 1,700 shares held by Merlin Investments LLC. Mr. Bonnie disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. Includes 500 shares held by Mason Bonnie Descendants Trust I, 200 shares held by Mason Bonnie Descendants Trust II, 500 shares held by Virginia Ayer Bonnie Descendants Trust I, 200 shares held by Virginia Ayer Bonnie Descendants Trust II, 500 shares held by Henry Bonnie Descendants Trust I, 200 shares held by Henry Bonnie Descendants Trust II, 200 shares held by GST Exempt Descendants Trust II FBO Mason Bonnie, 200 shares held by GST Exempt Descendants Trust II FBO Virginia Bonnie, and 200 shares held by GST Exempt Descendants Trust II FBO Henry Bonnie. Includes 1,700 shares held by Cornelia Bonnie Revocable Trust, of which Mr. Bonnie is a beneficiary, 1,700 shares held by Edward Bonnie Revocable Trust, of which Mr. Bonnie is a beneficiary, 5,500 shares held by Shelby Bonnie Trust DTD 12/20/1968, of which Mr. Bonnie is a beneficiary, 4,600 shares held by Shelby Bonnie Trust DTD 3/27/1959, of which Mr. Bonnie is a beneficiary, 6,100 shares held by Shelby Bonnie Trust DTD 10/20/1964, of which Mr. Bonnie is a beneficiary, 11,300 shares held by Cornelia Bonnie Trust DTD 11/10/1970, of which Mr. Bonnie is a beneficiary, and 2,400 shares held by Edward Bonnie Trust DTD 8/15/1966, of which Mr. Bonnie is a co-trustee and beneficiary. Includes options to purchase 67,500 shares of common stock that may be exercised within 60 days of April 20, 2016 by Mr. Bonnie, and 13,041 shares of common stock that may vest within 60 days of April 20, 2016 from a restricted stock unit award granted to Mr. Bonnie. Each restricted stock unit represents a contingent right to receive one share of our common stock.

(13)
Includes 15,216 shares of common stock that may vest within 60 days of April 20, 2016 from restricted stock unit awards granted to Mr. Dangeard. Excludes 3,589 shares of common stock that will not vest within 60 days of April 20, 2016 from restricted stock unit awards granted to Mr. Dangeard. Each restricted stock unit represents a contingent right to receive one share of our common stock.

(14)
Includes options to purchase 60,625 shares of common stock that may be exercised within 60 days of April 20, 2016 by Mr. Fingerhood, and 12,862 shares of common stock that may vest within 60 days of April 20, 2016 from a restricted stock unit award granted to Mr. Fingerhood. Each restricted stock unit represents a contingent right to receive one share of our common stock.

(15)
Includes options to purchase 67,500 shares of common stock that may be exercised within 60 days of April 20, 2016 by Mr. Robertson, and 11,337 shares of common stock that may vest within 60 days of April 20, 2016 from a restricted stock unit award granted to Mr. Robertson. Each restricted stock unit represents a contingent right to receive one share of our common stock.

(16)
Includes options to purchase 7,500 shares of common stock that may be exercised within 60 days of April 20, 2016 by Mr. Ryder, and 12,286 shares of common stock that may vest within 60 days of April 20, 2016 from a restricted stock unit award granted to Mr. Ryder.  Each restricted stock unit represents a contingent right to receive one share of our common stock.

(17)
Includes options to purchase 1,467,529 shares of common stock that may be exercised within 60 days of April 20, 2016, and 136,143 shares of common stock that may vest within 60 days of April 20, 2016 from restricted stock unit awards or performance-based restricted stock unit awards beneficially owned by our directors and named executive officers as reflected in footnotes 6 through 16. Excludes options to purchase 37,340 shares of common stock that may not be exercised within 60 days of April 20, 2016, and 1,264,688 shares of common stock that may not vest within 60 days of April 20, 2016 from restricted stock unit awards or performance-based restricted stock unit awards beneficially owned by our named executive officers and our executive officers who are not named executive officers. Each restricted stock unit represents a contingent right to receive one share of our common stock.

Equity Compensation Plan Information
The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	4,895,360(1)	$11.11(2)	3,093,605
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	4,895,360(1)	$11.11(2)	3,093,605

___________________

(1)	Includes 2,340,030 shares issuable upon exercise of outstanding options and 2,555,330 shares issuable upon vesting of outstanding restricted stock units.

(2)	Does not take into account outstanding restricted stock units as these awards have no exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Person Transactions

In approving or disapproving any proposed related person transactions, arrangements or relationships, the audit committee will consider all material information, including the identity of the related person and his/her relationship to our company; designation of the proposed transaction as a single, one-time transaction, a proposed series of transactions or an ongoing business relationship; the proposed aggregate value of such transaction or transactions if known, or a good faith estimate; any alternatives considered, including any evidence supporting the arm’s length valuation of the transaction; and the disclosure implications of the proposed transactions. To identify related-person transactions in advance, we rely on information supplied by our executive officers and directors. We did not enter any related-person transactions during 2015.

Independent Directors

We believe our corporate governance initiatives comply with the rules and regulations of the SEC and with the rules of The Nasdaq Stock Market, or Nasdaq. Our board of directors evaluates our corporate governance principles and policies on an ongoing basis.
Each of our directors other than John A. Amster and Geoffrey T. Barker qualifies as an independent director in accordance with the published listing requirements of Nasdaq. The Nasdaq independence definition includes a series of objective tests, such as that the director is not also one of our employees and has not engaged in certain types of business dealings with RPX. In addition, as further required by the Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and by RPX with regard to each director’s business and personal activities as they may relate to us and our management.

Item 14.	Principal Accounting Fees and Services.
Independent Registered Public Accounting Firm’s Fees
The following table represents aggregate fees billed to RPX for the years ended December 31, 2015, and December 31, 2014, by PricewaterhouseCoopers LLP.

	Year Ended December 31,
	2015	2014
Audit fees(1)	$1,570,519	$1,377,727
Tax fees(2)	136,185	174,874
All other fees(3)	1,800	1,800
Total fees	$1,708,504	$1,554,401
___________________

(1)
The fees billed or incurred by PricewaterhouseCoopers LLP for professional services rendered in connection with the annual audit of our consolidated financial statements for the year ended December 31, 2015 and 2014 include the review of quarterly financial statements included in our quarterly reports on Form 10-Q and the review and consent issued for our registration statement on Form S-8.

(2)	Tax fees consist of fees billed for tax compliance, consultation and planning services.

(3)	For the year ended December 31, 2015 and 2014, other fees consisted of on-line subscription fees and other miscellaneous services. No other consulting services were provided.

All fees described above were pre-approved by the audit committee in accordance with the requirements of Regulation S-X under the Exchange Act.

Pre-Approval Policies and Procedures
The audit committee’s policy is to pre-approve all audit and permissible non-audit services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The audit committee can pre-approve specified services in defined categories of audit services, audit-related services and tax services up to specified amounts, as part of the audit committee’s approval of the scope of the engagement of PricewaterhouseCoopers LLP or on an individual case-by-case basis before PricewaterhouseCoopers LLP is engaged to provide a service. The audit committee has determined that the rendering of tax-related services by PricewaterhouseCoopers LLP is compatible with maintaining the principal accountant’s independence for audit purposes. PricewaterhouseCoopers LLP has not been engaged to perform any non-audit services other than tax-related services.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPX CORPORATION
(Registrant)

April 28, 2016	By:	/s/ John A. Amster
John A. Amster
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-35146	32.1	February 26, 2016

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-35146	32.2	February 26, 2016