Form 10-Q
period 2016-03-31
RPX Corp
filed 2016-05-10
CIK 1509432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————
FORM 10-Q
————————————————
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
There were 51,368,138 shares of the registrant’s common stock issued and outstanding as of April 29, 2016.

RPX Corporation
Form 10-Q Quarterly Report
————————————————

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements (unaudited)

RPX Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$157,713	$94,983
Short-term investments	46,533	231,015
Restricted cash	853	701
Accounts receivable, net	46,531	13,905
Prepaid expenses and other current assets	12,704	12,643
Total current assets	264,334	353,247
Patent assets, net	229,025	254,560
Property and equipment, net	7,289	4,733
Intangible assets, net	67,466	1,801
Goodwill	166,825	19,978
Restricted cash, less current portion	1,062	727
Deferred tax assets	25,973	6,896
Other assets	7,802	16,619
Total assets	$769,776	$658,561
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,615	$959
Accrued liabilities	10,490	14,842
Deferred revenue	135,518	110,921
Deferred payment obligations	1,831	2,383
Current portion of long-term debt	4,599	—
Other current liabilities	1,370	467
Total current liabilities	156,423	129,572
Deferred revenue, less current portion	4,474	4,731
Deferred tax liabilities	5,378	—
Long-term debt	93,435	—
Other liabilities	8,460	7,779
Total liabilities	268,170	142,082
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	348,271	344,610
Retained earnings	152,499	172,115
Accumulated other comprehensive income (loss)	831	(251)
Total stockholders’ equity	501,606	516,479
Total liabilities and stockholders’ equity	$769,776	$658,561
The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$79,735	$83,287
Cost of revenue	47,666	34,759
Selling, general and administrative expenses	26,895	19,459
Operating income	5,174	29,069
Other income, net	1,805	121
Income before provision for income taxes	6,979	29,190
Provision for income taxes	2,742	11,159
Net income	$4,237	$18,031

Net income per share:
Basic	$0.08	$0.33
Diluted	$0.08	$0.33
Weighted-average shares used in computing net income per share:
Basic	52,063	54,175
Diluted	52,616	55,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$4,237	$18,031
Other comprehensive income, net of tax:
Unrealized holding gains on available-for-sale securities arising during the period, net of tax	151	84
Foreign currency translation adjustments	931	—
Comprehensive income	$5,319	$18,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$4,237	$18,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,555	34,011
Stock-based compensation	4,929	3,881
Excess tax benefit from stock-based compensation	(23)	(316)
Amortization of premium on investments	549	1,435
Deferred taxes	690	(738)
Unrealized foreign currency gain	(158)	—
Fair value adjustments on deferred payment obligations	(1,920)	—
Other	152	—
Changes in assets and liabilities, net of business acquired:
Accounts receivable, net	(19,277)	9,442
Prepaid expenses and other assets	4,508	(5,323)
Accounts payable	144	1,348
Accrued and other liabilities	(7,495)	(6,802)
Deferred revenue	24,238	22,102
Net cash provided by operating activities	55,129	77,071
Investing activities
Purchases of investments	(1,000)	(57,663)
Maturities of investments	35,136	44,559
Sales of investments	145,925	—
Business acquisition, net of cash acquired	(228,453)	—
Increase in restricted cash	(152)	(201)
Purchases of property and equipment	(983)	(547)
Acquisitions of patent assets	(16,048)	(28,636)
Net cash used in investing activities	(65,575)	(42,488)
Financing activities
Proceeds from deferred payment obligations	—	6,270
Proceeds from issuance of term debt	100,000	—
Payment of debt issuance costs	(2,003)	—
Proceeds from exercise of stock options	79	671
Taxes paid related to net-share settlements of restricted stock units	(993)	(857)
Excess tax benefit from stock-based compensation	23	316
Payments of capital leases	(99)	—
Repurchase of common stock	(23,853)	(144)
Net cash provided by financing activities	73,154	6,256
Foreign-currency effect on cash and cash equivalents	22	—
Net increase in cash and cash equivalents	62,730	40,839
Cash and cash equivalents at beginning of period	94,983	78,019
Cash and cash equivalents at end of period	$157,713	$118,858

Non-cash investing and financing activities
Change in patent assets purchased and accrued but not paid	$(200)	$—
Unpaid cash consideration for business acquisition	$—	$425
Nonmonetary exchange for investments	$—	$5,935
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

In addition to the Company’s core solution, in August 2012, the Company began underwriting patent infringement liability insurance policies to insure against certain costs of litigation. In March 2014, the Company formed a reinsurance company to assume a portion of the underwriting risk on insurance policies that the Company issues on behalf of a Lloyd’s of London underwriting syndicate. The Company began placing new policies under the reinsurance model in May 2014. As of and for the three months ended March 31, 2016, the effect of the insurance policies that the Company has issued or assumed through its reinsurance business was not material to the Company’s results of operations, financial condition or cash flows.

In January 2016 the Company acquired Inventus Solutions, Inc. ("Inventus") and through its wholly-owned subsidiary Inventus, the Company began offering its discovery services solution which provides technology-enabled services to assist leading law firms and corporate legal departments manage costs and risks related to the litigation discovery process. The Company's discovery services solution includes data hosting and backup, data processing and collection, project management, document review, and traditional document production. All of these services are designed to streamline the administration of litigation, investigations, and regulatory compliance.
2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of March 31, 2016, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income, and the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015, are unaudited. The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, necessary to state fairly the results of the interim periods have been included in the accompanying financial statements. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any subsequent interim period or for the year ending December 31, 2016.

Significant Accounting Policies
Other than revenue recognition for the Company's discovery services solution disclosed below, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2016, as compared to the significant accounting policies presented under the heading “Basis of Presentation and Significant Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2016.

The Company recognizes revenue from its discovery services solution in accordance with Accounting Standards Codification 605, Revenue Recognition ("ASC 605"). Under ASC 605, revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable, and collectability is reasonably assured.

The following is a description of the Company's significant sources of revenue from its discovery services solution:

•	data hosting fees based on data stored and number of users;

•	fees for month-to-month delivery of services, such as data processing (conversion of data into organized, searchable electronic database), project management and data collection services;

•	document review services which assist clients in the manual review of data responsive to a legal matter; and

•	printing and binding services (paper-based services).

The Company enters into agreements pursuant to which the Company offers various discovery services. Clients are generally billed monthly based on contractual unit prices and volumes for services delivered. The agreements are typically for an indefinite period of time, however, they are cancelable at will by either party. The Company is entitled to all fees incurred for services performed. The majority of the Company's discovery services revenue comes from two types of billing arrangements: usage based and fixed fee.

Usage-based arrangements require the client to pay based upon predetermined unit prices and volumes for data hosing, data processing and paper-based services. Project management and review hours are billed based upon the number of hours worked by certain client service processionals at agreed upon rates.

In fixed-fee billing arrangements, the Company agrees to a pre-established monthly fee over a specified term in exchange for various services. The fees are not tied to the attainment of any contractually defined objectives and the monthly fee is nonrefundable.

Based on an evaluation of the discovery services delivered to each client, the Company has determined that each deliverable has stand-alone value to the client as each of the Company’s discovery services can be sold on a stand-alone basis by the Company and the discovery services are available from other vendors. Additionally, discovery services do not carry a significant degree of risk or unique acceptance criteria that would require a dependency on the performance of future services. The Company recognizes revenue from these arrangements based on contractually stated prices. The Company allocates revenue to the various units of accounting in its arrangements based on the best estimate of selling price for each unit of accounting, which are consistent with the stated prices in those arrangements.

The Company’s discovery services arrangements do not include any substantive general rights of return or other contingencies.

Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). This ASU affects entities that issue share-based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions that include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and forfeiture rate calculations. ASU 2016-09 will become effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance for gross versus net considerations in Topic 606. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing, which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. These ASUs will be effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In February 2016 the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which amends guidance related to certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. This update is effective for fiscal years beginning after December 15, 2018, and interim periods in those years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which will supersede most existing revenue recognition guidance in U.S. generally accepted accounting principles (“U.S. GAAP”) once it becomes effective. ASU 2014-09 requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

3.	Net Income Per Share
Basic and diluted net income per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by using the weighted-average number of shares of common stock outstanding during the period, including potentially dilutive shares. Potentially dilutive shares include outstanding stock options and restricted stock units ("RSUs"). The dilutive effect of potentially dilutive shares is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair value of the Company's common stock can result in a greater dilutive effect from potentially dilutive shares.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$4,237	$18,031
Denominator:
Basic shares:
Weighted-average shares used in computing basic net income per share	52,063	54,175
Diluted shares:
Weighted-average shares used in computing basic net income per share	52,063	54,175
Dilutive effect of stock options and restricted stock units using the treasury-stock method	553	1,022
Weighted-average shares used in computing diluted net income per share	52,616	55,197
Net income per share:
Basic	$0.08	$0.33
Diluted	$0.08	$0.33

The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
Outstanding weighted-average:
Stock options	805	922
Restricted stock units	2,559	714

4.	Financial Instruments
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2016
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2	Level 3
		Gains	Losses
Assets:
Cash equivalents:
Money market funds	$4,769	$—	$—	$4,769	$—	$4,769	$—
U.S. government and agency securities	3,110	—	—	3,110	3,110	—	—
	$7,879	$—	$—	$7,879	$3,110	$4,769	$—
Short-term investments:
U.S. government and agency securities	$1,002	$—	$—	$1,002	$—	$1,002	$—
Municipal bonds	41,348	2	(36)	41,314	—	41,314	—
Corporate bonds	3,589	—	(21)	3,568	—	3,568	—
Equity securities	123	—	(45)	78	78	—	—
	$46,062	$2	$(102)	$45,962	$78	$45,884	$—
Liabilities:
Current liabilities:
Deferred payment obligation	$2,383	$1,920	$—	$463	$—	$—	$463

	December 31, 2015
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2	Level 3
		Gains	Losses
Assets:
Cash equivalents:
Commercial paper	$7,997	$—	$—	$7,997	$—	$7,997	$—
U.S. government and agency securities	—	—	—	—	—	—	—
Municipal bonds	1,635	—	—	1,635	—	1,635	—
Money market funds	54,663	—	—	54,663	54,663	—	—
	$64,295	$—	$—	$64,295	$54,663	$9,632	$—
Short-term investments:
Municipal bonds	$133,033	$—	$(96)	$132,937	$—	$132,937	$—
Commercial paper	5,493	—	(3)	5,490	—	5,490	—
Corporate bonds	30,488	3	(93)	30,398	—	30,398	—
U.S. government and agency securities	61,559	—	(62)	61,497	—	61,497	—
Equity securities	123	—	—	123	123	—	—
	$230,696	$3	$(254)	$230,445	$123	$230,322	$—
Liabilities:
Current liabilities:
Deferred payment obligations	$2,383	$—	$—	$2,383	$—	$—	$2,383

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

As of March 31, 2016 and December 31, 2015, approximately 73% and 87%, respectively, of the Company's marketable security investments mature within one year and 27% and 13%, respectively, mature within one to five years. As of March 31, 2016, no individual securities incurred continuous unrealized losses for greater than 12 months.

As of March 31, 2016 and December 31, 2015, the Company had short-term cost method investments of $0.6 million which are recorded at amortized cost in short-term investments in the Company's condensed consolidated balance sheets.

In connection with the Rockstar Transaction (see Note 12, "Commitments and Contingencies"), the Company received funding of $6.3 million from a syndicate participant. At March 31, 2016, the fair value of the loan from the syndicate participant was $0.5 million and was categorized as Level 3 and recorded as a deferred payment obligation in the Company's condensed consolidated balance sheets.

Level 3 Valuation Techniques
Level 3 financial liabilities consist of a repayment obligation to a third party for which determination of fair value requires significant judgment and estimation. Balances categorized within Level 3 of the fair value hierarchy are analyzed each period for changes in estimates or assumptions and recorded as the Company deems appropriate.

The Company uses the Black-Scholes option valuation model to estimate the fair value of the deferred payment obligation entered into in the Rockstar Transaction. This model incorporates assumptions about details such as the value of underlying securities, expected terms, maturity, risk-free interest rates, as well as volatility. A significant change in volatility and expected term could result in a significant change in fair value. The risk-free interest rate was based on the implied yield currently available on U.S. Treasury zero coupon issues with an equivalent remaining term at the measurement date. The expected volatility was calculated using the standard deviation of the underlying security's weekly returns over the estimated period of time to take to settle the liability. The expected term of the liability is determined by the estimated settlement date of the liability. Changes in the fair value are recorded in other income, net in the Company's condensed consolidated statements of operations. As of March 31, 2016, there were no transfers in or out of Level 3 from other levels of the fair value hierarchy.

5.	Patent Assets, Net
Patent assets, net, consisted of the following (in thousands):

	December 31, 2015	Additions	Disposals	March 31, 2016
Patent assets	$824,258	$16,248	$(2,885)	$837,621
Accumulated amortization	(569,698)	(41,754)	2,856	(608,596)
Patent assets, net	$254,560			$229,025

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors and software. The Company amortizes each acquired portfolio of patent assets on a straight-line basis over its estimated economic useful life. As of March 31, 2016, the estimated economic useful lives of the Company’s patent assets generally ranged from 24 to 60 months. As of March 31, 2016, the weighted-average estimated economic useful life at the time of acquisition of all patent assets acquired since the Company’s inception was 43 months.

As of March 31, 2016, the Company expects amortization expense in future periods to be as follows (in thousands):

2016 (remainder)	$100,925
2017	81,209
2018	29,213
2019	14,668
2020	3,010
Total estimated future amortization expense	$229,025

Amortization expense related to the Company's patent assets was $41.8 million and $33.1 million for the three months ended March 31, 2016 and 2015, respectively.

6.	Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Internal-use software	$8,049	$7,654
Leasehold improvements	1,964	1,799
Computer, equipment and software	3,849	1,387
Furniture and fixtures	935	818
Construction-in-progress	9	—
Total property and equipment, gross	14,806	11,658
Less: Accumulated depreciation and amortization	(7,517)	(6,925)
Total property and equipment, net	$7,289	$4,733

Depreciation and amortization expense related to the Company's property and equipment was $0.6 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively.

7.	Business Combinations
On January 22, 2016, the Company completed its acquisition of all of the issued and outstanding shares of Inventus Solutions, Inc. ("Inventus"), to expand into the litigation discovery management services market. The final purchase price for Inventus was approximately $232 million, net of working capital adjustments, which the Company paid during the three months ended March 31, 2016. The following table summarizes the cash paid and the preliminary estimated fair values of the assets and the liabilities assumed (in thousands) and the estimated useful lives of the acquired identifiable intangible assets:

	Preliminary Estimated Fair Value	Estimated useful life
Current assets	$19,692
Intangible assets:
Customer relationships	58,000	9 - 10 years
Trademarks	3,200	1 - 6 years
Developed technology	6,400	3 years
Goodwill	145,984
Property, plant, equipment and other long term assets	3,012
Deferred tax asset	10,595
Current liabilities	(7,280)
Deferred tax liability	(5,477)
Other long term liabilities	(826)
Cash purchase consideration paid	$233,300

The Company’s purchase price allocation for its acquisition of Inventus is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information that existed as of the acquisition date but at that time was unknown to the Company may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.

The intangible assets acquired are amortized on a straight-line basis which reflects the pattern in which the economic benefits of the intangible assets are expected to be utilized. The goodwill recorded is primarily attributable to the Company's opportunity to expand into the litigation discovery management market and is not expected to be deductible for tax purposes. For the three months ended March 31, 2016, the Company recorded acquisition-related costs of $1.2 million which were expensed as incurred and included in selling, general and administrative expenses in the Company's condensed consolidated statements of operations. The Company has included the financial results of Inventus in its condensed consolidated financial statements from the acquisition date which includes $10.6 million of revenue and $0.6 million of operating income attributable to Inventus in the Company's condensed consolidated statement of operations for the three months ended March 31, 2016.

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Inventus as though the companies had been combined as of January 1, 2015, and includes the accounting effects resulting from the acquisition including amortization charges from the acquired intangible assets, $13.5 million of transaction costs incurred which were directly attributable to the acquisition of Inventus, and elimination of interest expenses and debt issuance and extinguishment costs associated with Inventus's historical debt which was extinguished upon the Company's acquisition of Inventus. This unaudited pro forma information also adjusts for Inventus's acquisition of London based Unified OS Limited and certain of its affiliates as well as certain assets of Kooby LLP ("Unified"). The following unaudited pro forma financial information is for information purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2015 (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Revenue	$82,675	$95,551
Net income	4,826	3,290
Basic and diluted net income per share	$0.09	$0.06

8.	Goodwill
The changes in the carrying amounts of goodwill by operating segment were as follows (in thousands):

	Patent Risk Management	Discovery Services	Total
Balance as of December 31, 2015	$19,978	$—	$19,978
Goodwill from business acquisition	—	145,984	145,984
Foreign currency translation adjustments	—	863	863
Balance as of March 31, 2016	$19,978	$146,847	$166,825

9.	Intangible Assets, Net
Intangible assets, net, consisted of the following (in thousands):

		March 31, 2016			December 31, 2015
	Weighted-average Life (years)	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Covenant not to compete	3.0	$1,900	$(1,129)	$771	$1,900	$(971)	$929
Proprietary data and models	3.7	2,100	(1,838)	262	2,100	(1,694)	406
Customer relationships	9.3	59,244	(1,907)	57,337	1,050	(659)	391
Trademarks	4.8	4,922	(1,858)	3,064	1,720	(1,645)	75
Developed technology	3.0	6,562	(530)	6,032	120	(120)	—
		$74,728	$(7,262)	$67,466	$6,890	$(5,089)	$1,801

As of March 31, 2016, the Company expects amortization expense in future periods to be as follows (in thousands):

2016 (remainder)	$7,699
2017	9,352
2018	8,821
2019	6,801
2020	6,674
Thereafter	28,119
Total estimated future amortization expense	$67,466

Amortization expense related to the Company's intangible assets was $2.2 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.

10.	Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued payroll-related expenses	$6,948	$11,105
Accrued expenses	3,542	3,737
Total accrued liabilities	$10,490	$14,842

11.	Debt
On February 26, 2016, the Company entered into a Credit Agreement (the "Credit Agreement") which provided for a $100 million five-year term facility (the "Term Facility") and a $50 million five-year revolving credit facility (the "Revolving Credit Facility"), which remains undrawn as of March 31, 2016. The Term Facility bears interest which is payable quarterly in arrears at the Company's option equal to either a base rate plus a margin ranging from 1.25% to 1.75% per annum or, at the Company's election, the one-, two-, three, or six-month London interbank offered rate ("LIBOR") plus a margin ranging from 2.25% to 2.75% per annum, based upon the ratio of the Company's debt to consolidated EBITDA ratio. The outstanding balance on the Term Facility bore interest during the three months ended March 31, 2016 at an average interest rate of 2.94% during the period which approximates fair value. The Revolving Credit Facility bears a commitment fee on undrawn balances of 0.35% to 0.45% per annum, also based upon the Company's debt to consolidated EBITDA ratio, which are expensed as incurred. The Credit Agreement contains certain financial covenants requiring the Company to maintain certain leverage and fixed charge ratios. The Credit Agreement also includes limitations on the Company's debt incurrence, dividend payments, and disposal activities.

The Term Facility requires repayments of principal in accordance with the following schedule (in thousands):

2016	$3,750
2017	6,875
2018	9,375
2019	11,875
2020	18,125
2021	50,000
Long-term debt, gross	100,000
Unamortized debt issuance costs	(1,966)
Long-term debt, net	$98,034

Reported as:
Current portion of long-term debt	$4,599
Long-term debt	93,435
Total	$98,034

12.	Commitments and Contingencies
Commitments
The Company generally does not enter into long-term minimum purchase commitments. Its principal long-term commitments consist of obligations under operating leases for office space. Other than certain commitments obtained through the Company's acquisition of Inventus as shown below, there were no substantial changes to the Company’s contractual obligations or commitments during the three months ended March 31, 2016 as compared to those presented under the heading “Commitments and Contingencies” in Note 10 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2016.

Rent expense related to non-cancelable operating leases was $1.2 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively, net of sublease income of $0.2 million earned during each period.

The aggregate future non-cancelable minimum lease payments from the Company's operating leases acquired through its acquisition of Inventus are as follows as of March 31, 2016 (in thousands):

2016	$742
2017	1,148
2018	1,135
2019	904
2020	619
Thereafter	838
Future non-cancelable minimum operating lease payments	$5,386
Less: minimum payments to be received from non-cancelable subleases	(629)
Total future non-cancelable minimum operating lease payments, net	$4,757

Through its acquisition of Inventus, the Company also acquired a three year contractual commitment totaling $5.3 million related to its third-party discovery service software license, of which $1.8 million remains unpaid and will be paid within twelve months.

Deferred Payment Obligations
On December 22, 2014, the Company and RPX Clearinghouse LLC (a wholly-owned subsidiary of the Company) entered into an Asset Purchase Agreement by and among Rockstar Consortium US LP, Rockstar Consortium LLC, Bockstar Technologies LLC, Constellation Technologies LLC, MobileStar Technologies LLC, and NetStar Technologies LLC (the “Sellers”), for the purchase of substantially all of the patent assets owned or controlled by the Sellers (the “Rockstar Transaction”). In connection with the Rockstar Transaction, the Company acquired certain common stock, convertible preferred stock, and redeemable convertible preferred stock investments held by the Sellers. To fund the acquisition of these securities, the Company received funding of $6.3 million from a syndicate participant and seller financing of $5.9 million. The loan from the syndicate participant was settled on April 4, 2016 and the seller financing was settled during the year ended December 31, 2015.

The loan received from the syndicate participant bore no interest. The terms of the obligation required repayment up to the $6.3 million received only to the extent proceeds are received from the sale of the common and convertible preferred stock securities, which resulted in a difference between the funding received and the fair value of the loan. The Company elected to carry this loan at fair value and categorized it as a Level 3 instrument due to the significance of unobservable inputs developed using company-specific information to estimate the loan’s fair value. Changes in fair value are reported in other income, net in the Company's condensed consolidated statements of operations. During the three months ended March 31, 2016, the fair value of this loan decreased from $2.4 million to $0.5 million, resulting in a gain of $1.9 million recognized in other income, net in the condensed consolidated statements of operations.

Litigation
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or contingencies was recorded as of March 31, 2016 or December 31, 2015.

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

In March 2012, Cascades Computer Innovations LLC filed a complaint in U.S. District Court for the Northern District of California (the “Court”) against the Company and five of its clients (collectively the “Defendants”). The complaint alleges that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The complaint further alleges that after the Company terminated its negotiations with the plaintiff to license certain patents held by the plaintiff, the Defendants violated the law by jointly refusing to negotiate or accept licenses under the plaintiff’s patents. The plaintiff seeks unspecified monetary damages and injunctive relief. In January 2013, the Court dismissed the complaint against the Defendants and granted the plaintiff leave to amend its complaint. In February 2013, the plaintiff filed an amended lawsuit alleging that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. In April 2016, the Court entered a final judgment in favor of the Defendants on all the plaintiff's claims. In April 2016, the plaintiff filed an appeal of the judgment. The Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can it estimate the potential loss or range of the potential loss that may result from this litigation.

In April 2016, Sourceprose Corporation filed a complaint in the U.S. District Court for the Western District of Texas against the Company alleging breach of an agreement with the plaintiff to purchase certain patent assets and breach of a non-disclosure agreement with plaintiff.  The plaintiff seeks monetary damages and injunctive relief.  The Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can we estimate the potential loss or range of the potential loss that may result from this litigation.

Guarantees and Indemnifications
The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. The Company had no liabilities recorded for these agreements as of March 31, 2016 or December 31, 2015. The Company has no reason to believe that there is any material liability related to such indemnification provisions. The Company does not indemnify its clients for patent infringement.

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

Reserves for Known and Incurred but not Reported Claims
In August 2012, the Company began offering insurance to cover certain costs of litigation brought against its insured clients. As of March 31, 2016, the Company recorded a reserve of $0.6 million for known and incurred but not reported claims that represents estimated claim costs and related expenses.

The Company regularly reviews its loss reserves using a variety of actuarial techniques and updates them as its loss experience develops.

13.	Stockholders’ Equity
Equity Plans
A summary of the Company’s activity under its equity-settled award plans and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2015	3,159	2,340	$11.11
Shares authorized(1)	2,000	—	—
Options exercised	—	(26)	3.28
Options forfeited/canceled	20	(20)	4.96
Restricted stock units granted	(2,272)	—	—
Restricted stock units forfeited	198	—	—
Restricted stock units withheld related to net-share settlement of restricted stock units	103	—	—
Balance - March 31, 2016	3,208	2,294	11.25	4.8	$4,500
Vested and exercisable - March 31, 2016		2,162	11.42	4.8	4,137
Vested and expected to vest - March 31, 2016		2,290	11.26	4.8	4,486
(1) In the first quarter of 2016, the Company reserved an additional 2,000,000 shares of its common stock for future issuance under the 2011 Plan.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2016 and 2015 was $0.2 million and $1.6 million, respectively. The total grant date fair value of stock options vested during the three months ended March 31, 2016 and 2015 was $0.6 million and $0.9 million, respectively.

Restricted Stock Units
The summary of RSU activity, which includes performance-based restricted stock units (“PBRSUs”), is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested units - December 31, 2015	2,490	$13.35
Granted	2,272	11.30
Vested	(279)	13.73
Forfeited	(198)	13.37
Non-vested units - March 31, 2016	4,285	12.21	$48,250

The total grant date fair value of RSUs vested during the three months ended March 31, 2016 and 2015 was $2.8 million and $2.3 million, respectively.

In October 2013, the Board of Directors approved net-share settlement for tax withholdings on RSU vesting. During the three months ended March 31, 2016, the Company withheld issuing 102,841 shares of its common stock based on the value of the RSUs on their vesting dates as determined by the Company’s closing common stock price. Total payments to taxing authorities for employees’ minimum tax obligations were $1.0 million for the three months ended March 31, 2016, and were recorded as a reduction to additional paid-in capital and reflected as a financing activity within the condensed consolidated statements of cash flows. The net-share settlements reduced the number of shares that would have otherwise been issued on the vesting date and increased the number of shares reserved for future issuance under the 2011 Plan.

Stock-Based Compensation Related to Employees and Directors
The fair value of RSUs granted to employees and directors is measured by reference to the fair value of the underlying shares on the date of grant.

Stock-based compensation expense related to stock options granted to employees and directors was $0.5 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively. Stock-based compensation expense related to RSUs granted to employees and directors was $4.2 million and $3.0 million for the three months ended March 31, 2016 and 2015, respectively. Stock-based compensation expense related to PBRSUs granted to employees was $0.3 million and $0.1 million for the three month periods ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, there was $0.6 million and $47.7 million of unrecognized compensation cost related to stock options and RSUs, including PBRSUs, respectively, which is expected to be recognized over a weighted-average period of 0.4 years and 3.1 years, respectively. Future grants of equity awards will increase the amount of stock-based compensation expense to be recorded.

Stock Repurchase Program
On February 10, 2015, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company is authorized to repurchase up to $75.0 million of its outstanding common stock with no expiration date from the date of authorization. In March 2016, the Company increased its share repurchase program by $25 million, for a total amount authorized of $100 million. As of March 31, 2016, the Company repurchased $50.0 million of the outstanding common stock. Under the program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The share repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. The Company repurchased shares of its common stock in the open market, which were retired upon repurchase. The purchase price for the repurchased shares are reflected as a reduction to common stock and retained earnings in the Company's condensed consolidated balance sheet during the period presented as follows (in thousands, except per share data):

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased
Cumulative repurchase activity as of January 1, 2016	1,993	$13.12	$26,175
Repurchase activity during the period	2,259	10.56	23,853
Cumulative repurchase activity as of March 31, 2016	4,252	$11.77	$50,028

14.	Income Taxes
The Company uses an estimated annual effective tax rate based upon a projection of its annual fiscal year results to measure the income tax benefit or expense recognized in each interim period. The Company’s effective tax rate, including the impact of discrete benefit items, was 39% and 38% for the three months ended March 31, 2016 and 2015, respectively.

The Company's 2012 through 2015 tax periods are open to examination by the Internal Revenue Service and the 2011 through 2015 tax periods are open to examination by most state tax authorities.

15.	Related-Party Transactions
During the three months ended March 31, 2016 and 2015, three and five members, respectively, of the Company’s Board of Directors also served on the boards of directors of RPX clients. The Company recognized subscription revenue from these clients in the amount of $2.4 million for each three month period ended March 31, 2016 and 2015. The Company recognized selling, general, and administrative expenses from products and services provided by these clients of $0.1 million for each three month period ended March 31, 2016 and 2015. As of March 31, 2016 and December 31, 2015, there were $1.7 million and nil receivables, respectively, due from these clients. These transactions with related-parties were conducted on terms equivalent to those prevailing in arm's length transactions.

16.	Segment Reporting
Operating segments are components of an enterprise about which separate financial information is available. Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker, or decision-

making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. Prior to the acquisition of Inventus in January 2016, the Company’s Chief Executive Officer reviewed financial information presented on a consolidated basis and, as a result, the Company concluded that there was only one operating and reportable segment. Subsequent to the acquisition of Inventus (see Note 7, Business Combinations), the Company's Chief Executive Officer reviews financial information for the legacy RPX business separately from the acquired company. Therefore as of March 31, 2016, the Company has two reportable segments: 1) RPX which generates its revenues primarily from its patent risk management solution and 2) Inventus which generates its revenues primarily from litigation discovery management services. There are no significant internal revenue transactions between these two reportable segments.

Although Adjusted EBITDA is not a measure of financial performance determined in accordance with GAAP, the Company's Chief Operating Decision Maker evaluates segment financial performance by utilizing the segment's Adjusted EBITDA because the Company believes it is a useful supplemental measure which reflects core operating performance and provides an indicator of the segment's ability to generate cash. The Company defines Adjusted EBITDA as operating income exclusive of stock-based compensation and related employer payroll taxes, depreciation, and amortization.

Summarized financial information by segment for the three months ended March 31, 2016 utilized by the Company's Chief Operating Decision Maker is as follows (in thousands):

Three Months Ended March 31,
2016

Patent Risk Management
Revenue	$69,157
Cost of revenue	42,632
Selling, general and administrative expenses	21,934
Operating income	4,591
Stock-based compensation, including related taxes	4,934
Depreciation and amortization	42,657
Adjusted EBTIDA	$52,182

Discovery Services
Revenue	$10,578
Cost of revenue	5,034
Selling, general and administrative expenses	4,961
Operating income	583
Stock-based compensation, including related taxes	88
Depreciation and amortization	1,898
Adjusted EBTIDA	$2,569

Consolidated
Revenue	$79,735
Cost of revenue	47,666
Selling, general and administrative expenses	26,895
Operating income	$5,174

The Company markets its solutions to companies around the world. Revenue is generally attributed to geographic areas based on the country in which the client is domiciled. The following table presents revenue by location and revenue generated by country as a percentage of total revenue for the applicable period, for countries representing 10% or more of revenues for one or more of the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2016		2015
United States	$47,526	60%	$55,185	66%
Japan	9,005	11	9,332	11
Rest of world	23,204	29	18,770	23
Total revenue	$79,735	100%	$83,287	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2016.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. Forward-looking statements include statements regarding our business strategies and business model, products, benefits to our clients, future financial results and expenses, patent acquisition spending, our acquisition of Inventus Solutions, Inc. ("Inventus"), and our competitive position. These statements are based on the beliefs and assumptions of our management based on information that is currently available. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those identified below and those discussed in the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing and our Annual Report on Form 10-K filed with the SEC on February 26, 2016. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
Since our founding in 2008, we have been providing a rational alternative to litigation through our patent risk management services. In January 2016 through our acquisition of Inventus, we began offering discovery services to our clients through effective use of the Company's advanced technology solutions.

Patent Risk Management Services
We help companies reduce patent-related risk and expense by providing a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation.

The core of our patent risk management solution is defensive patent aggregation, in which we acquire patent assets that are being or may be asserted against our current or prospective clients. We then provide our clients with licenses to our patent assets to protect them from potential patent infringement assertions. We also provide our clients access to our proprietary patent market intelligence and data.

Our business model aligns our interests with those of our clients. We have not asserted and will not assert our patents, which enables us to develop strong and trusted relationships with our clients. Our patent risk management clients include companies that design, make or sell technology-based products and services as well as companies that use technology in their businesses.

During the three months ended March 31, 2016 and 2015, revenue from our patent risk management solution was $69.2 million and $83.3 million. Our patent risk management services client count increased by 41 clients during the three months ended March 31, 2016, bringing our total client network to 286 as of March 31, 2016. At March 31, 2016, we had deferred revenue of $140.0 million.

We believe that our acquisitions of patent assets are a key driver of the value that we create for our clients. We measure patent asset acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital. During the three months ended March 31, 2016, we completed 23 acquisitions of patent assets and our gross and net patent acquisition spend totaled $16.3 million and $16.2 million, respectively. From our inception through March 31, 2016, we have completed 330 acquisitions of patent assets with gross and net patent acquisition spend of $2.1 billion and $846.2 million, respectively.

Insuring against the costs of patent litigation is a natural extension of our core defensive patent acquisition service. In August 2012, we started to offer patent infringement liability insurance, which is a liability insurance policy for operating companies that covers certain costs associated with patent infringement lawsuits. The insurance product complements our core defensive patent acquisition service, enabling policyholders to better manage and mitigate the risk of patent litigation. In connection with an evolution in the way that we sell insurance policies, during March 2014 we formed a reinsurance company to assume a portion of the underwriting risk on insurance policies that we issue on behalf of a Lloyd’s of London underwriting syndicate. We began issuing new policies under the reinsurance model in May 2014. As of March 31, 2016, we had a total of 121 active insurance policies. The effect of the insurance policies that we have issued or assumed through our reinsurance business was not material to our results of operations or financial condition for the three months ended March 31, 2016 or 2015.

Discovery Services
In January 2016, through our wholly-owned subsidiary Inventus, we began offering our discovery services solution which provides technology-enabled services to assist leading law firms and corporate legal departments manage costs and risks related to the litigation discovery process. Our more than 1,000 discovery services clients in nearly a dozen countries benefit from our discovery services solution, which includes data hosting and backup, data processing and collection, project management, document review, and traditional document production. All of these services are designed to streamline the administration of litigation, investigations, and regulatory compliance.

Our discovery services solution focuses on the process of consolidation and organization of data into meaningful discovery information powered by a mix of third-party and proprietary software. This allows our discovery services clients to efficiently and effectively manage a portfolio of litigation discovery matters in a central location.
Key Components of Results of Operations
Revenue
Subscription revenue includes membership subscription services to our patent risk management solution, premiums earned from insurance policies, and management fees. Historically, the majority of our revenue has consisted of fees paid by our clients under subscription agreements. Subscription revenue will be positively or negatively impacted by the financial performance of our patent risk management clients since their subscription fees typically reset annually based upon their most recently reported annual financial results. Additionally, in August 2012, we launched our insurance product and started to recognize insurance premium revenue from the insurance policies that we underwrite. As the primary insurer, we had been recognizing the full insurance premium as revenue. In May 2014, we began to assume a portion of the underwriting risk on insurance policies that we issue on behalf of a Lloyd's of London underwriting syndicate, and as a result we recognize only the portion of the underwriting risk that we assume. In addition, we receive management fees for marketing, underwriting, and claims management services. Although we expect this revenue to increase as we sell more policies in the future, for the three months ended March 31, 2016 and 2015, insurance premium revenue was not material to our results of operations.

Discovery revenue represents fees generated from services rendered in connection with our discovery services solution. These services are typically comprised of data collection, hosting and processing, project management, and document review services, and are generally billed in arrears based on the number of users, amount of data stored, and/or number of consulting hours.

We recognize revenue from the sale of licenses and advisory fee income in connection with syndicated acquisitions, which we collectively refer to as fee-related revenue. In the future, we may receive other revenue and fee income from newly introduced products and services. While we may continue to experience revenue growth on an annual basis, we do not believe that our rate of growth since inception is representative of anticipated future revenue growth.

Cost of Revenue
Cost of revenue from our patent risk management solution primarily consists of amortization expenses related to acquired patent assets. Acquired patent assets are capitalized and amortized ratably over their estimated useful lives, which typically relates to the anticipated cash flows from clients and prospects that will benefit from the transaction. Also included in the cost of revenue from our patent risk management solution are expenses incurred to maintain our patents, prosecute our patent applications, conduct inter partes reviews and prior art searches, and amortization expense for acquired intangible assets and internally developed software. With the launch of our insurance offering in August 2012, cost of revenue from our patent risk management solution began to include premiums ceded to reinsurers and loss reserves. We began to issue new policies under the reinsurance model in May 2014 and under this model we do not cede premiums.

Our cost of revenue for the patent risk management services is primarily driven by the amortization of previously acquired patent assets, which are typically amortized over an estimated useful life of 24 to 60 months. From time to time, we may acquire patent assets that are valuable to our clients and prospects with an estimated useful life that is significantly less than the historical weighted-average of patent assets previously acquired, resulting in increased patent asset amortization expense in immediate periods following acquisition. Estimating the economic useful lives of our patent assets depends on various factors including whether we acquire patents or licenses to patents, and the remaining statutory life of the underlying patents, either of which could result in shorter amortization periods. We believe that amortization periods of patent assets to be acquired in future periods may be amortized over shorter periods than the historical weighted-average of 43 months. We expect our cost of revenue from our patent risk management solution to increase in the future as we add additional patent assets to our existing portfolio to support our existing and future clients and as our insurance business grows.

Cost of revenue from our discovery services consists primarily of compensation costs for employees and third-party contractors who deliver services to our clients, costs incurred to maintain, secure, and store hosted data, license fees for the software we utilize in our discovery services process, and amortization of our identifiable intangible assets for technology used to provide our discovery services to our clients. Our cost of revenue related to hosting data and software license fees is primarily fixed but can fluctuate based on levels of data hosted and number of users our clients choose to have access to the software.

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

Other Income, Net
Other income, net consists of interest income earned on our cash, cash equivalents and short-term investments and interest expenses incurred on our term debt as well as changes in fair value of our deferred payment obligations.

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

Other than revenue recognition for the Company's discovery services solution disclosed below, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2016, as compared to the significant accounting policies presented under the heading “Basis of Presentation and Significant Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2016.

We recognize revenue from our discovery services solution in accordance with Accounting Standards Codification 605, Revenue Recognition ("ASC 605"). Under ASC 605, revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable, and collectability is reasonably assured. Our revenue recognition policies related to our discovery services are described in more detail in Note 2, "Basis of Presentation and Significant Accounting Policies," in Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements
Our recent accounting pronouncements are described in more detail in Note 2, "Basis of Presentation and Significant Accounting Policies," in Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations
The following table sets forth our condensed consolidated statement of operations data for each of the periods indicated (in thousands). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended March 31,
	2016	2015
Revenue	$79,735	$83,287
Cost of revenue	47,666	34,759
Selling, general and administrative expenses	26,895	19,459
Operating income	5,174	29,069
Other income, net	1,805	121
Income before provision for income taxes	6,979	29,190
Provision for income taxes	2,742	11,159
Net income	$4,237	$18,031

The following table sets forth our condensed consolidated statement of operations data as a percentage of revenue.

	Three Months Ended March 31,
	2016	2015
Revenue	100%	100%
Cost of revenue	60	42
Selling, general and administrative expenses	34	23
Operating income	6	35
Other income, net	2	—
Income before provision for income taxes	8	35
Provision for income taxes	3	13
Net income	5%	22%

Revenue
Our revenue for the three months ended March 31, 2016 was $79.7 million compared to $83.3 million during the same period a year prior, a decrease of $3.6 million, or 4%. Subscription revenue, which includes membership subscription services, premiums earned from insurance policies, and management fees, for the three months ended March 31, 2016 was $67.1 million compared to $66.2 million for the three months ended March 31, 2015. The increase in subscription revenue was primarily attributable to an increase in membership fees and insurance premiums of $3.1 million from new clients who joined our network subsequent to March 31, 2015 offset by a decrease of $2.2 million from clients who joined our network prior to March 31, 2015. As of March 31, 2016, we had a total client network of 286 companies as compared to 224 as of March 31, 2015.

Discovery revenue, which includes fees generated from data collection, hosting and processing, project management, and document review services, for the three months ended March 31, 2016 was $10.6 million compared to nil in the same period a year prior as we acquired Inventus in January 2016.

Revenue for the three months ended March 31, 2016 and 2015 included fee-related revenue of $2.0 million and $17.0 million, respectively. The decrease in fee-related revenue was primarily attributable to the success fee earned in relation to a particularly large syndicated acquisition recognized in the three months ended March 31, 2015.

Cost of Revenue
Our cost of revenue for the three months ended March 31, 2016 was $47.7 million compared to $34.8 million during the same period a year prior, an increase of $12.9 million, or 37%. The increase was primarily attributable to an $8.7 million increase in patent amortization expense as a result of an increase in our patent assets and shorter than historical amortization periods for certain patent assets acquired subsequent to March 31, 2015. Patent assets acquired during the three months ended March 31, 2016 had a weighted-average amortization period of 28 months compared with the historical weighted-average since our inception of 43 months. This increase is also attributable to the cost of revenue for discovery services of $5.0 million associated with Inventus which we acquired in January 2016 and therefore has no comparable cost of revenue for the three months ended March 31, 2015. These increases are partially offset by a $0.5 million decrease in expenses incurred to conduct inter partes reviews and prior art searches and a $0.3 million decrease in costs related to our insurance business.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended March 31, 2016 were $26.9 million compared to $19.5 million during the same period a year prior, an increase of $7.4 million, or 38%. The increase was primarily due to a $3.0 million increase in personnel-related costs primarily attributable to increasing our headcount to over 300 employees as of March 31, 2016, over 150 of which joined RPX due to our acquisition of Inventus in January 2016 and $3.2 million of other selling, general and administrative expenses incurred in relation to our acquisition of Inventus.

Other Income, net
Our other income, net for the three months ended March 31, 2016 was $1.8 million compared to $0.1 million during the same period a year prior, an increase of $1.7 million. The increase was primarily due to a $1.9 million fair value adjustment on our deferred payment obligations offset by $0.3 million of interest expense incurred on our credit facility entered into in late February 2016.

Provision for Income Taxes
Our provision for income taxes was $2.7 million and $11.2 million for the three months ended March 31, 2016 and 2015. Our effective tax rate, including the impact of discrete benefit items, was 39% and 38% for the three months ended March 31, 2016 and 2015.
Liquidity and Capital Resources
We have financed substantially all of our operations and patent asset acquisitions through subscription and other fees collected from our clients, patent-seller financing, the sale of equity securities, and from borrowing through term loan facilities. As of March 31, 2016, we had $157.7 million of cash and cash equivalents and $46.5 million in short-term investments. On January 22, 2016, we paid consideration of $232 million in cash, net of working capital adjustments, at the closing of the Inventus acquisition. On February 26, 2016, we entered into a credit agreement for a $100 million five-year term facility and a $50 million five-year revolving credit facility. As of March 31, 2016, the revolving credit facility remains entirely undrawn. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future capital needs will depend on many factors, including, among other things, our acquisition of patent assets, addition and renewal of client membership agreements, growth of our insurance business and development of new products and services. We may experience an increased level of patent acquisition spending as our business grows. We expect our cash used in investing activities to increase in the future as we acquire additional patent assets. We expect our cash used in financing activities to increase in the future as we execute our stock repurchase program by purchasing RPX shares. Additionally, we may enter into potential investments in, or acquisitions of, complementary businesses which could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$55,129	$77,071
Net cash used in investing activities	(65,575)	(42,488)
Net cash provided by financing activities	73,154	6,256
Net increase in cash and cash equivalents	$62,708	$40,839

Cash Flows from Operating Activities
Cash provided by operating activities for the three months ended March 31, 2016 was $55.1 million, consisting of adjustments for non-cash items of $48.8 million, changes in working capital and non-current assets and liabilities of $2.1 million and net income of $4.2 million. Non-cash adjustments to net income primarily consisted of $44.6 million of depreciation and amortization, $4.9 million of stock-based compensation, $0.7 million net decrease in our deferred taxes excluding those acquired through our acquisition of Inventus in January 2016, and $0.5 million of amortization of premium on investments, partially offset by $1.9 million of fair value adjustments on our deferred payment obligations and an unrealized gain of $0.2 million due to foreign currency fluctuations. The change in working capital and non-current assets and liabilities resulted primarily from a $24.2 million increase in deferred revenue and a $4.5 million decrease in prepaid expenses and other assets partially offset by a $19.3 million increase in accounts receivable, a $7.5 million decrease in our accrued and other liabilities and a $0.1 million decrease in accounts payable.

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

Cash Flows from Investing Activities
Cash used in investing activities for the three months ended March 31, 2016 was $65.6 million, of which $228.5 million was used for the acquisition of Inventus, net of cash received, $16.0 million was used to acquire patent assets, $1.0 million was used to acquire property and equipment, and $0.2 million used to increase our restricted cash balances, partially offset by $180.1 million net sales and maturities of short-term investments.

Cash used in investing activities for the three months ended March 31, 2015 was $42.5 million, of which $28.6 million was used to acquire patent assets, $13.1 million represented net purchases of short-term marketable securities, increase in restricted cash of $0.2 million, and $0.5 million was used to acquire property and equipment.

Cash Flows from Financing Activities
Cash used in financing activities for the three months ended March 31, 2016 was $73.2 million, of which $100.0 million represented proceeds from the issuance of long-term debt which was partially offset by $23.9 million used to repurchase our common stock under our share repurchase program, $2.0 million for payments of issuance costs related to our long-term debt, and $1.0 million used in taxes paid related to net-share settlements of restricted stock units.

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
Contractual Obligations and Commitments
Commitments
We generally do not enter into long-term minimum purchase commitments. Our principal long-term commitments consist of obligations under operating leases for office space. Other than certain commitments obtained through our acquisition of Inventus as shown below, there were no substantial changes to our contractual obligations and commitments during the three months ended March 31, 2016 as compared to our contractual obligations and commitments presented under the heading “Contractual Obligations and Commitments” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the heading “Commitments and Contingencies” in Note 10 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on February 26, 2016.

The aggregate future non-cancelable minimum lease payments from the operating leases acquired through our acquisition of Inventus are as follows as of March 31, 2016 (in thousands):

2016	742
2017	1,148
2018	1,135
2019	904
2020	619
Thereafter	838
Future non-cancelable minimum operating lease payments	$5,386
Less: minimum payments to be received from non-cancelable subleases	(629)
Total future non-cancelable minimum operating lease payments, net	$4,757

Through our acquisition of Inventus, we also acquired a three year contractual commitment totaling $5.3 million related to its third-party discovery service software license, of which $1.8 million remains unpaid and will be paid within twelve months.

Debt
On February 26, 2016, we entered into a Credit Agreement (the "Credit Agreement") which provided for a $100 million five-year term facility (the "Term Facility") and a $50 million five-year revolving credit facility (the "Revolving Credit Facility"). Our debt facilities are described in more detail in Note 11, "Debt," in Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities
In February 2015, our Board of Directors authorized the repurchase of up to $75.0 million of our outstanding shares of common stock. In March 2016, the Company increased its share repurchase program by $25 million, for a total amount authorized of $100 million. As part of the share repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined in our discretion and will depend on factors such as cash generation from operations, other cash requirements, economic and market conditions, stock price and legal and regulatory requirements. The share repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. As of March 31, 2016, we had repurchased an aggregate of 4.3 million shares of common stock in the open market for $50.0 million under the share repurchase program.
Off Balance Sheet Arrangements
At March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk
Our subscription agreements are denominated in U.S. Dollars and, therefore, our subscription revenue is not currently subject to significant foreign currency risk. Certain of our discovery services fees are denominated in currencies other than the U.S. Dollar, primarily British Pound, and therefore these revenues are exposed to foreign exchange rate fluctuations. Our expenses are incurred primarily in the United States, with a portion of expenses incurred and denominated in the currencies where our international offices are located. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Japanese Yen and European Euro relative to the U.S. Dollar. To date, we have not entered into any foreign currency hedging contracts.

Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of cash equivalents and short-term investments and our long-term debt.

As of March 31, 2016, the Company had an outstanding term facility with a five-year maturity with an aggregate carrying amount of $100 million, which bears interest at the Company's option equal to either a base rate plus a margin ranging from 1.25% to 1.75% per annum or the London interbank offered rate ("LIBOR") plus a margin ranging from 2.25% to 2.75% per annum, based upon the ratio of the Company's debt to consolidated EBITDA ratio. A hypothetical 100 BPS increase or decrease in LIBOR would increase or decrease the interest expense on our term facility by approximately $0.1 million for the three months ended March 31, 2016.

We had cash, cash equivalents and short-term investments of $204.2 million as of March 31, 2016. Our cash balances deposited in U.S. banks are non-interest bearing and insured up to the Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents consist primarily of commercial paper, institutional money market funds, and municipal bonds denominated primarily in U.S. Dollars. Interest rate fluctuations affect the returns on our invested funds.

As of March 31, 2016, our short-term investments of $46.5 million were primarily invested in municipal and corporate bonds maturing between 90 days and 12 months, U.S. government and agency securities, commercial paper, and equity securities. As of March 31, 2016, our investments were primarily classified as available-for-sale and, consequently, were recorded at fair value in the condensed consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in the fair value of an asset below its carrying value is other-than-temporary. As of March 31, 2016, we had not recorded any impairment charges related to our investments in the condensed consolidated statement of operations.

A hypothetical change in our interest rates of 10% during the three months ended March 31, 2016 would not have had a material impact on the fair value of our investments.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 which were identified in connection with management's evaluation required by Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	outstanding debt service obligations and repayment thereof; and

•	adverse economic conditions in the industries that we serve, particularly as they affect the intellectual property risk management and/or litigation budgets of our existing or potential clients.

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
We have derived substantially all of our revenue from the sale of memberships to our patent risk management solution and we expect this will continue for the foreseeable future. As a result, widespread acceptance of this solution is critical to our future success. The market for patent risk management solutions is evolving and it is uncertain whether these solutions will achieve and sustain high levels of demand and market acceptance. Our success will depend, to a substantial extent, on the willingness of companies of all sizes to purchase and renew memberships as a way to reduce their patent litigation costs. If companies do not perceive the cost-savings benefits of patent risk management solutions, then wide market adoption of our solution will not develop, or it may develop more slowly than we expect. Either scenario would adversely affect our operating results in a significant way. Factors that may negatively affect wide market acceptance of our solution, as well as our ability to obtain new clients and renew existing clients, include:

•	uncertainty about our ability to significantly reduce patent litigation costs for a particular company;

•	reduced assertions from non-practicing entities ("NPEs") or decreased patent licensing fees owed to NPEs;

•	limitations on the ability of NPEs to bring patent claims or limitations on the potential damages recoverable from such claims;

•	reduced cost to our clients of defending patent assertion claims;

•	lack of perceived relevance and value in our existing patent asset portfolio by existing or potential clients;

•	concerns by existing or potential clients about our future ability to obtain rights to patent assets that are being or may be asserted against them;

•	reduced incentives to renew memberships if clients have vested into perpetual licenses in all patent assets that they believe are materially relevant to their businesses;

•	lack of sufficient interest by mid- and small-size companies in our patent risk management or insurance offerings;

•	reduced incentive for companies to become clients because we do not assert our patent assets in litigation;

•	concerns that we might change our current business model and assert our patent assets in litigation;

•	budgetary limitations for existing or potential clients; and

•	the belief that adequate coverage for the risks and expenses we attempt to reduce is available from alternative products or services.

Our limited operating history makes it difficult to evaluate our current business and future prospects, and potential clients may have concerns regarding the effectiveness of our business model in the future. If companies do not continue to subscribe to our solution, our business and operating results will be adversely affected.
We acquired our first patent assets in September 2008, sold our first membership in October 2008, and sold our first insurance policy in August 2012. In addition, we acquired Inventus and its litigation discovery management business in January 2016. The litigation discovery management business is a new business for us. Therefore, we have not only a limited operating history, but also a limited track record in executing our business model. Our future success depends on acceptance of our solutions by companies we target to become clients and successfully integrating our acquisition of Inventus. Our efforts to sell our products to new and existing clients may not continue to be successful. We evaluate our business model from time to time in order to address the evolving needs of our clients and prospective clients, particularly in an industry that continues to develop and change. Our limited operating history may also make it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly changing industries. If we do not manage these risks successfully, our business and operating results will be adversely affected.

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
Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. The weighted-average term of our subscription agreements in effect as of March 31, 2016 was 2.6 years. As our overall membership base grows, we expect our rate of client renewals to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements may decrease. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

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

We are investing management time and resources into developing products designed to provide insurance against patent infringement claims. We have limited prior experience in designing or providing insurance products. If we are not successful in selling a significant amount of these insurance products, we will not realize the anticipated benefit of these investments, which could have an adverse effect on our growth prospects, and our business may be harmed.
We are investing management time and financial resources in the development of products designed to provide insurance against some of the costs resulting from patent claims. We are providing capital to develop and operate this business. We have limited prior experience in designing insurance products, operating an insurance business, attracting policyholders or establishing the pricing or terms of insurance policies and selling insurance policies in combination with membership subscriptions. We cannot assure you that our patent insurance products will appeal to a sufficient number of our existing clients or attract enough new clients to build a sustainable insurance business. If we are unsuccessful in managing this business, we may not realize the anticipated benefits of our investments of capital and management attention, which could have an adverse effect on our financial performance and growth prospects and our business may be harmed.

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
In August 2012, we began to offer insurance products for patent claims, and therefore face new risks associated with the operation of an insurance business. We have no prior experience in operating an insurance business, which includes assuming underwriting and reinsurance risk and setting premiums. There are many estimates and forecasts involved in predicting underwriting and reinsurance risk and setting premiums, many of which are subject to substantial uncertainty and which could cause our expenses and earnings to vary significantly from quarter to quarter. If we do not estimate our underwriting and reinsurance risks and set our premiums successfully, we may incur larger losses on our policies than we expect, which could have an adverse effect on our results of operations and financial condition. Under accounting principles generally accepted in the United States of America, while premiums earned from our insurance policies are recognized ratably, losses are recognized as incurred. This will increase the variability of our operating results until such time as our insurance business operates at scale. Furthermore, the insurance market is highly regulated, so operation of an insurance business will expose us to additional laws and regulations. Compliance with such laws and regulations may be costly, which could affect our results of operations.

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
We receive a significant amount of our revenue from a limited number of clients. For example, during the three months ended March 31, 2016, our 10 highest revenue-generating clients accounted for approximately 27% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients chooses not to renew its membership, or if our subscription fees from one of these clients decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

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
Ensuring that we have internal financial and accounting controls and procedures adequate to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We have in the past discovered, and may in the future discover, areas of our internal financial and accounting controls and procedures that need improvement. The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues. While neither we nor our independent registered public accounting firm have identified deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, there can be no assurance that material weaknesses will not subsequently be identified. During the audit of the financial statements of our recently-acquired subsidiary Inventus Solutions, Inc. for the year ended December 31, 2015, we concluded the subsidiary's controls were not effectively designed and did not operate at the appropriate level of precision to record the valuation of deferred tax assets in the appropriate period, resulting in the restatement of Inventus's consolidated financial statements for the year ended December 31, 2014. Inventus’s management concluded that this control deficiency constituted a material weakness as of December 31, 2015. If we are unable to effectively remediate control deficiencies which are identified or are otherwise unable to maintain adequate internal controls over Inventus’s financial reporting in the future, we may not be able to prepare reliable financial statements and comply with our reporting obligations on a timely basis, which could materially adversely affect our business and subject us to legal and regulatory action.

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
We have taken on significant debt, which will decrease our business flexibility and increase our interest expense.
On February 26, 2016, we entered into a Credit Agreement (the "Credit Agreement") which provided for a $100 million five-year term facility (the "Term Facility") and a $50 million five-year revolving credit facility (the "Revolving Credit Facility"). As of March 31, 2016, the total balance outstanding on the Term Facility is $100 million, and the Revolving Credit Facility remains undrawn.
This debt, together with certain covenants imposed on us in connection with incurring this debt, among other things, limits how we conduct our business, reduces our flexibility to respond to changing business and economic conditions and increases our interest expense. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully. We may also need to refinance a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. In addition, the covenants in our debt limit our ability to, among other things, obtain additional financing, make acquisitions or other investments, repurchase our stock or pay dividends, or dispose of patent assets. These limitations could adversely affect our financial condition and results of operations.

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

We may not be able to continue offering an “A” rated insurance product.
In May 2014, we began offering an “A” rated insurance product. If we are unable to maintain our relationship with one or more “A” rated insurance companies, we may be unable to continue offering an “A” rated insurance product, which could have an adverse effect on new insurance business growth and retention of our existing insurance business.

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

Our business could be negatively affected as a result of actions of stockholders or others.
In March 2016, Mangrove Partners Master Fund, Ltd. (“Mangrove Partners”) sent a letter to our Board of Directors and nominated three candidates for election to our Board of Directors at our 2016 Annual Meeting of Stockholders. Mangrove Partners or other stockholders may from time to time attempt to effect changes, engage in proxy solicitations or advance stockholder proposals. Responding to proxy contests, litigation and other actions by activist stockholders can generally be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors and management from the pursuit of business strategies and executing our strategic plan. Stockholder campaigns could result in corporate governance changes that could adversely affect our results of operations and financial condition. Perceived uncertainties as to our future direction as a result of stockholder activism, potential changes to the composition of the Board of Directors, or other developments may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us because of any such issues, then our business, operating results, and financial condition would be adversely affected.

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
Since our initial public offering in May 2011, our stock price has traded as high as $31.41 per share and as low as $8.55 per share. Further, our common stock has a limited trading history and an active trading market for our common stock may not be sustained in the future. The market price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	variations in our financial condition and operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	addition or loss of significant clients;

•	adoption or modification of laws, regulations, policies, procedures or programs applicable to our business, including those related to the enforcement of patent claims;

•	announcements of technological innovations, new products and services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of members of our Board of Directors, management team or other key personnel;

•	market conditions in our industry and the economy as a whole;

•	price and volume fluctuations in the overall stock market or resulting from inconsistent trading volume levels of our shares;

•	lawsuits threatened or filed against us;

•	any change in our stock repurchase program;

•	sales of our common stock by us or our stockholders;

•	outstanding debt service obligations and repayment thereof; and

•	the opening or closing of our employee trading window.

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

As of March 31, 2016, some of our existing stockholders have demand and piggyback rights to require us to register with the SEC approximately 1,240,000 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

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
In February 2015, our Board of Directors approved a share repurchase program of up to $75 million. In March 2016, our Board of Directors further increased the amount authorized to repurchase to $100 million. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, an assessment by management and our Board of Directors of cash availability and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program's effectiveness.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Stock repurchase activity during the three months ended March 31, 2016 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value that May Yet be Purchased Under the Programs (1)
January 31, 2016	1,265,543	$10.69	1,265,543	$60,293,245
February 29, 2016	805,309	10.33	805,309	51,971,553
March 31, 2016	188,177	10.63	188,177	49,971,188
	2,259,029		2,259,029
(1) On February 10, 2015, the Company announced that its Board of Directors has authorized a share repurchase program under which the Company is authorized to repurchase up to $75.0 million of its outstanding common stock with no expiration date from the date of authorization. In March 2016, the Company further increased its amount authorized to repurchase to $100 million. As of March 31, 2016, the Company repurchased $50.0 million of the outstanding common stock. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s share repurchase program does not obligate it to acquire any specific number of shares.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of RPX Corporation	S-1	333-171817	3.2	1/21/2011

3.2	Amended and Restated Bylaws of RPX Corporation	S-1/A	333-171817	3.4	4/18/2011

10.1*	Employment Offer Letter by and between the Registrant and Trevor Campion, dated as of January 21, 2016					X

10.2	Agreement and Plan of Merger entered into on December 13, 2015	8-K	001-35146	2.1	1/28/2016

10.3	Credit Agreement, dated as of February 26, 2016, by and among RPX Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto.	8-K	001-35146	10.1	3/1/2016

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
* Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPX CORPORATION
(Registrant)

Date:	May 9, 2016	By:	/s/ JOHN A. AMSTER
John A. Amster
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2016	By:	/s/ ROBERT H. HEATH
Robert H. Heath
Chief Financial Officer
(Principal Financial Officer)