Form 10-Q
period 2016-06-30
RPX Corp
filed 2016-08-05
CIK 1509432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————
FORM 10-Q
————————————————
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
————————————————

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  [ x ]     NO [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  [ x ]     NO [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ x ]		Accelerated filer	[ ]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [ ]    NO [ x ]
There were 49,559,900 shares of the registrant’s common stock issued and outstanding as of July 29, 2016.

RPX Corporation
Form 10-Q Quarterly Report
————————————————

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements (unaudited)

RPX Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$130,040	$94,983
Short-term investments	69,051	231,015
Restricted cash	476	701
Accounts receivable, net	41,714	13,905
Prepaid expenses and other current assets	17,221	12,643
Total current assets	258,502	353,247
Patent assets, net	212,245	254,560
Property and equipment, net	8,033	4,733
Intangible assets, net	63,130	1,801
Goodwill	160,122	19,978
Restricted cash, less current portion	1,062	727
Deferred tax assets	25,504	16,619
Other assets	8,503	6,896
Total assets	$737,101	$658,561
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,964	$959
Accrued liabilities	11,456	14,842
Deferred revenue	119,856	110,921
Deferred payment obligations	1,301	2,383
Current portion of long-term debt	5,224	—
Other current liabilities	1,587	467
Total current liabilities	142,388	129,572
Deferred revenue, less current portion	3,277	4,731
Deferred tax liabilities	4,837	—
Long-term debt	91,660	—
Other liabilities	8,410	7,779
Total liabilities	250,572	142,082
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	351,577	344,610
Retained earnings	141,431	172,115
Accumulated other comprehensive loss	(6,484)	(251)
Total stockholders’ equity	486,529	516,479
Total liabilities and stockholders’ equity	$737,101	$658,561
The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$83,109	$67,551	$162,844	$150,838
Cost of revenue	49,070	36,985	96,736	71,744
Selling, general and administrative expenses	25,904	18,997	52,799	38,456
Gain on sale of patent assets, net	—	(592)	—	(592)
Operating income	8,135	12,161	13,309	41,230
Interest and other income (expense), net:
Interest income	102	181	186	320
Interest expense	(883)	—	(1,233)	—
Other income (expense), net	(768)	753	1,303	735
Total interest and other income (expense), net	(1,549)	934	256	1,055
Income before provision for income taxes	6,586	13,095	13,565	42,285
Provision for income taxes	2,436	5,065	5,178	16,224
Net income	$4,150	$8,030	$8,387	$26,061

Net income per share:
Basic	$0.08	$0.15	$0.16	$0.48
Diluted	$0.08	$0.14	$0.16	$0.47
Weighted-average shares used in computing net income per share:
Basic	51,034	54,490	51,548	54,334
Diluted	51,557	55,687	52,089	55,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$4,150	$8,030	$8,387	$26,061
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	96	(216)	247	(132)
Foreign currency translation adjustments	(7,411)	—	(6,480)	—
Comprehensive income (loss)	$(3,165)	$7,814	$2,154	$25,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$8,387	$26,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,585	69,991
Stock-based compensation	9,828	8,525
Excess tax benefit from stock-based compensation	(33)	(1,195)
Gain on sale of patent assets, net	—	(592)
Amortization of premium on investments	972	3,181
Deferred taxes	198	(186)
Unrealized foreign currency loss	1,213	—
Fair value adjustments on deferred payment obligation	(1,920)	(705)
Gain on extinguishment of deferred payment obligation	(463)	—
Realized loss on exchange of short-term investments	290	—
Other	169	—
Changes in assets and liabilities, net of business acquired:
Accounts receivable, net	(15,207)	13,203
Prepaid expenses and other assets	(1,281)	(12,097)
Accounts payable	211	418
Accrued and other liabilities	(6,097)	(4,850)
Deferred revenue	7,379	6,314
Net cash provided by operating activities	89,231	108,068
Investing activities
Purchases of investments	(31,150)	(137,663)
Maturities of investments	42,393	100,548
Sales of investments	145,925	—
Business acquisition, net of cash acquired	(228,453)	(425)
Decrease in restricted cash	225	269
Purchases of property and equipment	(2,087)	(1,134)
Acquisitions of patent assets	(36,546)	(48,936)
Proceeds from sale of patent assets	—	650
Acquisition of other assets	—	(2,500)
Net cash used in investing activities	(109,693)	(89,191)
Financing activities
Repayment of principal on deferred payment obligations	—	(935)
Proceeds from deferred payment obligations	—	6,270
Proceeds from issuance of term debt	100,000	—
Payment of debt issuance costs	(2,003)	—
Repayment of principal on term debt	(1,250)	—
Proceeds from exercise of stock options	247	4,294
Taxes paid related to net-share settlements of restricted stock units	(2,048)	(2,307)
Excess tax benefit from stock-based compensation	33	1,195
Payments of capital leases	(236)	—
Repurchase of common stock	(39,072)	(3,541)
Net cash provided by financing activities	55,671	4,976
Foreign-currency effect on cash and cash equivalents	(152)	—
Net increase in cash and cash equivalents	35,057	23,853
Cash and cash equivalents at beginning of period	94,983	78,019
Cash and cash equivalents at end of period	$130,040	$101,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015

Non-cash investing and financing activities
Change in patent assets purchased and accrued but not paid	$(233)	$200
Change in fixed assets purchased and accrued but not paid	$158	$—
Patent assets received in barter transactions	$381	$—
Nonmonetary exchange for investments	$—	$5,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Nature of Business
RPX Corporation (also referred to herein as “RPX” or the “Company”) helps companies reduce patent-related risk and expense by providing a subscription-based patent risk management solution that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. The core of the Company’s solution is defensive patent aggregation, in which it acquires patents or licenses to patents that are being or may be asserted against the Company’s current or prospective clients. The Company occasionally enters into agreements to acquire covenants not to sue in order to further mitigate its clients’ litigation risk. The acquired patents, licenses to patents, patent rights and agreements for covenants not to sue are collectively referred to as “patent assets.” The Company’s patent risk management clients pay an annual subscription fee and in return, receive a license from the Company to substantially all of its patent assets and access to its proprietary patent market intelligence and data. In some instances, the Company accepts a payment from a client to finance part or all of an acquisition involving patent assets that may cost more than the Company is prepared to spend with its own capital resources or that are relevant only to a very small number of clients. In these instances, the Company facilitates syndicated transactions that include cash contributions from participating clients in addition to their annual subscription fees.

In addition to the Company’s core solution, in August 2012, the Company began underwriting patent infringement liability insurance policies to insure against certain costs of litigation. In March 2014, the Company formed a reinsurance company to assume a portion of the underwriting risk on insurance policies that the Company issues on behalf of a Lloyd’s of London underwriting syndicate. The Company began placing new policies under the reinsurance model in May 2014. As of and for the six months ended June 30, 2016, the effect of the insurance policies that the Company has issued or assumed through its reinsurance business was not material to the Company’s results of operations, financial condition or cash flows.

In January 2016 the Company acquired Inventus Solutions, Inc. ("Inventus"), now a wholly-owned subsidiary of the Company, and began offering its discovery services solution which provides technology-enabled services to assist leading law firms and corporate legal departments manage costs and risks related to the litigation discovery process. The Company's discovery services solution includes data hosting and backup, data processing and collection, project management, document review, and traditional document production. All of these services are designed to streamline the administration of litigation, investigations, and regulatory compliance.
2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015, are unaudited. The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, necessary to state fairly the results of the interim periods have been included in the accompanying financial statements. Operating results for the three or six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any subsequent interim period or for the year ending December 31, 2016.

Significant Accounting Policies
Other than the adoption of the revenue recognition policies related to the acquired discovery services solution disclosed below, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2016, as compared to the significant accounting policies presented under the heading “Basis of Presentation and Significant Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2016.

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

Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments -- Credit Losses ("ASU 2016-13") on measurement of credit losses on financial instruments. This ASU requires financial assets measured at amortized cost to be presented at the net amount expected to be collected and available-for-sale debt securities to record credit losses through an allowance for credit losses. ASU 2016-13 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted as early as of the fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). This ASU affects entities that issue share-based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions that include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and forfeiture rate calculations. ASU 2016-09 will become effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In February 2016 the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which amends guidance related to certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. This update is effective for fiscal years beginning after December 15, 2018, and interim periods in those years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which will supersede most existing revenue recognition guidance in U.S. generally accepted accounting principles (“U.S. GAAP”) once it becomes effective. ASU 2014-09 requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance for gross versus net considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration, and completed contracts at transition. These ASUs will be effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$4,150	$8,030	$8,387	$26,061
Denominator:
Basic shares:
Weighted-average shares used in computing basic net income per share	51,034	54,490	51,548	54,334
Diluted shares:
Weighted-average shares used in computing basic net income per share	51,034	54,490	51,548	54,334
Dilutive effect of stock options and restricted stock units using the treasury-stock method	523	1,197	541	1,123
Weighted-average shares used in computing diluted net income per share	51,557	55,687	52,089	55,457
Net income per share:
Basic	$0.08	$0.15	$0.16	$0.48
Diluted	$0.08	$0.14	$0.16	$0.47

The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Outstanding weighted-average:
Stock options	803	530	804	694
Restricted stock units	2,838	139	2,714	190
4.     Financial Instruments
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2016
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2
		Gains	Losses
Assets:
Cash equivalents:
Commercial paper	$15,096	$—	$—	$15,096	$—	$15,096
Money market funds	10,341	—	—	10,341	10,341	—
Municipal bonds	11,601	—	—	11,601	—	11,601
U.S. government and agency securities	30,946	—	—	30,946	30,946	—
Corporate bonds	2,012	—	—	2,012	—	2,012
	$69,996	$—	$—	$69,996	$41,287	$28,709
Short-term investments:
U.S. government and agency securities	$16,582	$20	$—	$16,602	$16,602	$—
Municipal bonds	47,657	10	(8)	47,659	—	47,659
Corporate bonds	2,505	—	(5)	2,500	—	2,500
Commercial paper	2,188	—	—	2,188	—	2,188
Equity securities	123	—	(21)	102	102	—
	$69,055	$30	$(34)	$69,051	$16,704	$52,347

	December 31, 2015
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2	Level 3
		Gains	Losses
Assets:
Cash equivalents:
Commercial paper	$7,997	$—	$—	$7,997	$—	$7,997	$—
Municipal bonds	1,635	—	—	1,635	—	1,635	—
Money market funds	54,663	—	—	54,663	54,663	—	—
	$64,295	$—	$—	$64,295	$54,663	$9,632	$—
Short-term investments:
Municipal bonds	$133,033	$—	$(96)	$132,937	$—	$132,937	$—
Commercial paper	5,493	—	(3)	5,490	—	5,490	—
Corporate bonds	30,488	3	(93)	30,398	—	30,398	—
U.S. government and agency securities	61,559	—	(62)	61,497	—	61,497	—
Equity securities	123	—	—	123	123	—	—
	$230,696	$3	$(254)	$230,445	$123	$230,322	$—
Liabilities:
Current liabilities:
Deferred payment obligations	$6,270	$3,887	$—	$2,383	$—	$—	$2,383

The Company's financial assets are generally classified as available-for-sale. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity within accumulated other comprehensive loss. Realized gains and losses on these securities are included in other income (expense), net in the Company’s condensed consolidated statements of operations and have not been material for all periods presented.

As of June 30, 2016 and December 31, 2015, approximately 92% and 87%, respectively, of the Company's marketable security investments mature within one year and 8% and 13%, respectively, mature within one to five years. As of June 30, 2016, no individual securities incurred continuous unrealized losses for greater than 12 months.

As of June 30, 2016 and December 31, 2015, the Company had short-term cost method investments of nil and $0.6 million, respectively, which were recorded at amortized cost in short-term investments in the Company's condensed consolidated balance sheets.

In connection with the Rockstar Transaction (see Note 12, "Commitments and Contingencies"), the Company received funding of $6.3 million from a syndicate participant. During the three months ended June 30, 2016, the Company settled the loan from the syndicate participant.

Level 3 Valuation Techniques
Level 3 financial liabilities as of December 31, 2015 consisted of a repayment obligation to a third party for which determination of fair value required significant judgment and estimation. Balances categorized within Level 3 of the fair value hierarchy were analyzed each period for changes in estimates or assumptions and recorded as the Company deemed appropriate.

As of December 31, 2015, the Company used the Black-Scholes option valuation model to estimate the fair value of the deferred payment obligation entered into in the Rockstar Transaction. This model incorporated assumptions about details such as the value of underlying securities, expected terms, maturity, risk-free interest rates, as well as volatility. A significant change in volatility and expected term could result in a significant change in fair value. The risk-free interest rate was based on the implied yield currently available on U.S. Treasury zero coupon issues with an equivalent remaining term at the measurement date. The expected volatility was calculated using the standard deviation of the underlying security's weekly returns over the estimated period of time to take to settle the liability. The expected term of the liability was determined by the estimated settlement date of the liability. Changes in the fair value were recorded in other income (expense), net in the Company's condensed consolidated statements of operations. As of June 30, 2016, the Company no longer holds Level 3 financial assets or liabilities (see Note 12, "Commitments and Contingencies").

5.	Patent Assets, Net
Patent assets, net, consisted of the following (in thousands):

	December 31, 2015	Additions	Disposals	June 30, 2016
Patent assets	$824,258	$37,160	$(3,867)	$857,551
Accumulated amortization	(569,698)	(79,430)	3,822	(645,306)
Patent assets, net	$254,560			$212,245

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors and software. The Company amortizes each acquired patent asset portfolio on a straight-line basis over its estimated economic useful life. As of June 30, 2016, the estimated economic useful lives of the Company’s patent assets generally ranged from 24 to 60 months. As of June 30, 2016, the weighted-average estimated economic useful life at the time of acquisition of all patent assets acquired since the Company’s inception was 43 months.

As of June 30, 2016, the Company expects amortization expense in future periods to be as follows (in thousands):

2016 (remainder)	$69,839
2017	89,922
2018	34,798
2019	14,674
2020	3,012
Total estimated future amortization expense	$212,245

Amortization expense related to the Company's patent assets was $37.7 million and $35.1 million for the three months ended June 30, 2016 and 2015, respectively, and $79.5 million and $68.2 million for the six months ended June 30, 2016 and 2015, respectively.

6.	Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Internal-use software	$8,329	$7,654
Leasehold improvements	2,072	1,799
Computer, equipment and software	4,558	1,387
Furniture and fixtures	935	818
Construction-in-progress	398	—
Total property and equipment, gross	16,292	11,658
Less: Accumulated depreciation and amortization	(8,259)	(6,925)
Total property and equipment, net	$8,033	$4,733

Depreciation and amortization expense related to the Company's property and equipment was $0.8 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and $1.4 million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively.

7.	Business Combinations
On January 22, 2016, the Company completed its acquisition of all of the issued and outstanding shares of Inventus, to expand into the litigation discovery services market. The final purchase price for Inventus was approximately $232 million, net of working capital adjustments, which the Company paid during the six months ended June 30, 2016. The following table summarizes the cash paid and the preliminary estimated fair values of the assets and the liabilities assumed (in thousands) and the estimated useful lives of the acquired identifiable intangible assets:

	Preliminary Estimated Fair Value	Estimated useful life
Current assets	$19,357
Intangible assets:
Customer relationships	58,000	9 - 10 years
Trademarks	3,200	1 - 6 years
Developed technology	6,400	3 years
Goodwill	145,984
Property, plant, equipment and other long term assets	3,347
Deferred tax asset	10,595
Current liabilities	(7,280)
Deferred tax liability	(5,477)
Other long term liabilities	(826)
Cash purchase consideration paid	$233,300

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

The intangible assets acquired are amortized on a straight-line basis which reflects the pattern in which the economic benefits of the intangible assets are expected to be utilized. The goodwill recorded is primarily attributable to the Company's opportunity to expand into the litigation discovery services market and is not expected to be deductible for tax purposes. For the six months ended June 30, 2016, the Company recorded acquisition-related costs of $1.2 million which were expensed as incurred and included in selling, general and administrative expenses in the Company's condensed consolidated statements of operations. The Company has included the financial results of Inventus in its condensed consolidated financial statements from the acquisition date which includes revenue of $19.3 million and $29.8 million and operating income of $3.0 million and $3.6 million attributable to Inventus in the Company's condensed consolidated statement of operations for the three and six months ended June 30, 2016, respectively.

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Inventus as though the companies had been consolidated as of January 1, 2015, and includes the accounting effects resulting from the acquisition including amortization charges from the acquired intangible assets, $13.5 million of transaction costs incurred which were directly attributable to the acquisition of Inventus, and elimination of interest expenses and debt issuance and extinguishment costs associated with Inventus's historical debt which was extinguished upon the Company's acquisition of Inventus. This unaudited pro forma information also adjusts for Inventus's acquisition of London-based Unified OS Limited and certain of its affiliates as well as certain assets of Kooby LLP ("Unified"). The following unaudited pro forma financial information is for information purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2015 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$83,109	$80,747	$165,784	$176,298
Net income	4,150	9,752	8,976	12,974
Basic net income per share	0.08	0.18	0.17	0.24
Diluted net income per share	0.08	0.18	0.17	0.23

8.	Goodwill
The changes in the carrying amounts of goodwill by operating segment were as follows (in thousands):

	Patent Risk Management	Discovery Services	Total
Balance as of December 31, 2015	$19,978	$—	$19,978
Goodwill from business acquisition	—	145,984	145,984
Foreign currency translation adjustments	—	(5,840)	(5,840)
Balance as of June 30, 2016	$19,978	$140,144	$160,122

9.	Intangible Assets, Net
Intangible assets, net, consisted of the following (in thousands):

		June 30, 2016			December 31, 2015
	Weighted-average Life (years)	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Covenant not to compete	3.0	$1,900	$(1,288)	$612	$1,900	$(971)	$929
Proprietary data and models	3.7	2,100	(1,906)	194	2,100	(1,694)	406
Customer relationships	9.3	57,718	(3,517)	54,201	1,050	(659)	391
Trademarks	4.9	4,904	(1,970)	2,934	1,720	(1,645)	75
Developed technology	3.0	6,233	(1,044)	5,189	120	(120)	—
		$72,855	$(9,725)	$63,130	$6,890	$(5,089)	$1,801

As of June 30, 2016, the Company expects amortization expense in future periods to be as follows (in thousands):

2016 (remainder)	$4,971
2017	9,089
2018	8,559
2019	6,642
2020	6,521
Thereafter	27,348
Total estimated future amortization expense	$63,130

Amortization expense related to the Company's intangible assets was $2.6 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and $4.8 million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively.

10.	Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued payroll-related expenses	$7,618	$11,105
Accrued expenses	3,838	3,737
Total accrued liabilities	$11,456	$14,842

11.	Debt
On February 26, 2016, the Company entered into a Credit Agreement (the "Credit Agreement") which provided for a $100 million five-year term facility (the "Term Facility") and a $50 million five-year revolving credit facility (the "Revolving Credit Facility"), which remains undrawn as of June 30, 2016. The Term Facility bears interest which is payable quarterly in arrears at the Company's option equal to either a base rate plus a margin ranging from 1.25% to 1.75% per annum or, at the Company's election, the one-, two-, three-, or six-month London interbank offered rate ("LIBOR") plus a margin ranging from 2.25% to 2.75% per annum, based upon the ratio of the Company's debt to consolidated EBITDA ratio. The outstanding balance on the Term Facility bore interest during the six months ended June 30, 2016 at an average interest rate of 2.9% during the period which approximates fair value. The Revolving Credit Facility bears a commitment fee on undrawn balances of 0.35% to 0.45% per annum, also based upon the Company's debt to consolidated adjusted EBITDA ratio, that are expensed as incurred. The Credit Agreement contains financial covenants requiring the Company to maintain certain leverage and fixed charge ratios. The Company is compliant with these covenants as of June 30, 2016. The Credit Agreement also includes limitations on the Company's debt incurrence, dividend payments, and disposal activities.

As of June 30, 2016, the Term Facility requires principal repayments in accordance with the following schedule (in thousands):

2016 (remainder)	$2,500
2017	6,875
2018	9,375
2019	11,875
2020	18,125
2021	50,000
Long-term debt, gross	98,750
Unamortized debt issuance costs	(1,866)
Long-term debt, net	$96,884

Reported as:
Current portion of long-term debt	$5,224
Long-term debt	91,660
Total	$96,884

12.	Commitments and Contingencies
Commitments
The Company generally does not enter into long-term minimum purchase commitments. Its principal long-term commitments consist of obligations under operating leases for office space. Other than certain commitments obtained through the Company's acquisition of Inventus as shown below, there were no substantial changes to the Company’s contractual obligations or commitments during the six months ended June 30, 2016 as compared to those presented under the heading “Commitments and Contingencies” in Note 10 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2016.

Rent expense related to non-cancelable operating leases was $1.2 million and $0.8 million for the three months ended June 30, 2016 and 2015, respectively, net of sublease income of $0.2 million earned during each period. Rent expense related to non-cancelable operating leases was $2.4 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively, net of sublease income of $0.4 million and $0.3 million, respectively.

As of June 30, 2016, the aggregate future non-cancelable minimum lease payments from the Company's operating leases acquired through its acquisition of Inventus are as follows (in thousands):

2016	$505
2017	1,148
2018	1,135
2019	904
2020	619
Thereafter	838
Future non-cancelable minimum operating lease payments	$5,149
Less: minimum payments to be received from non-cancelable subleases	(597)
Total future non-cancelable minimum operating lease payments, net	$4,552

Through its acquisition of Inventus, the Company also acquired a three-year contractual commitment totaling $5.3 million related to its third-party discovery service software license, of which $1.8 million remains unpaid and will be paid within twelve months.

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

The loan received from the syndicate participant bore no interest. The terms of the obligation required repayment up to the $6.3 million received only to the extent proceeds are received from the sale of the common and convertible preferred stock securities, which resulted in a difference between the funding received and the fair value of the loan. The Company elected to carry this loan at fair value and categorized it as a Level 3 instrument due to the significance of unobservable inputs developed using company-specific information to estimate the loan’s fair value. Changes in fair value are reported in other income (expense), net in the Company's condensed consolidated statements of operations. This loan was settled without payment during the three months ended June 30, 2016 which resulted in a gain on extinguishment of $0.5 million recognized in other income (expense), net in the condensed consolidated statements of operations during the three months ended June 30, 2016. This loan decreased from $2.4 million to nil during the six months ended June 30, 2016 due to a $1.9 million fair value adjustment and a $0.5 million gain on extinguishment which were recognized in other income (expense), net in the condensed consolidated statement of operations.

Litigation
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or contingencies was recorded as of June 30, 2016 or December 31, 2015.

In April 2016, Sourceprose Corporation filed a complaint in the U.S. District Court for the Western District of Texas against the Company alleging breach of an agreement with the plaintiff to purchase certain patent assets and breach of a non-disclosure agreement with plaintiff.  In July 2016, the Court transferred the litigation to the U.S. District Court for the Northern District of California. The plaintiff seeks monetary damages and injunctive relief.  The Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can we estimate the potential loss or range of the potential loss that may result from this litigation.

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

Guarantees and Indemnifications
The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. The Company had no liabilities recorded for these agreements as of June 30, 2016 or December 31, 2015. The Company has no reason to believe that there is any material liability related to such indemnification provisions. The Company does not indemnify its clients for patent infringement.

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

Reserves for Known and Incurred but not Reported Claims
In August 2012, the Company began offering insurance to cover certain costs of litigation brought against its insured clients. In March 2014, the Company formed a reinsurance company to assume a portion of the underwriting risk on insurance policies that the Company issues on behalf of a Lloyd's of London underwriting syndicate. As of June 30, 2016, the Company recorded a reserve of $0.7 million for known and incurred but not reported claims that represents estimated claim costs and related expenses for the policies underwritten and its portion of the underwriting risk on policies that the Company issued on behalf of the Lloyd's of London underwriting syndicate. The Company regularly reviews loss reserves using a variety of actuarial techniques and updates them as its loss experience develops.

13.	Stockholders’ Equity
Equity Plans
A summary of the Company’s activity under its equity-settled award plans and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2015	3,159	2,340	$11.11
Shares authorized(1)	2,000	—	—
Options exercised	—	(60)	4.28
Options forfeited/canceled	77	(77)	13.18
Restricted stock units granted	(2,466)	—	—
Restricted stock units forfeited	366	—	—
Restricted stock units withheld related to net-share settlement of restricted stock units	218	—	—
Balance - June 30, 2016	3,354	2,203	11.22	4.5	$1,940
Vested and exercisable - June 30, 2016		2,148	11.30	4.5	1,867
Vested and expected to vest - June 30, 2016		2,202	11.23	4.5	1,938
(1) In the first quarter of 2016, the Company reserved an additional 2.0 million shares of its common stock for future issuance under the 2011 Plan.

The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2016 and 2015 was $0.2 million and $4.3 million, respectively, and $0.4 million and $5.9 million for stock options exercised during the six months ended June 30, 2016 and 2015, respectively. The total grant date fair value of stock options vested during the three months ended June 30, 2016 and 2015 was $0.5 million and $0.8 million, respectively, and $1.1 million and $1.8 million for stock options vested during the six months ended June 30, 2016 and 2015, respectively.

Restricted Stock Units
The summary of RSU activity, which includes performance-based restricted stock units (“PBRSUs”), is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested units - December 31, 2015	2,490	$13.35
Granted	2,466	11.03
Vested	(644)	13.55
Forfeited	(366)	13.55
Non-vested units - June 30, 2016	3,946	11.81	$36,178

The total grant date fair value of RSUs vested during the three months ended June 30, 2016 and 2015 was $3.4 million and $4.8 million, respectively, and $6.2 million and $7.1 million during the six months ended June 30, 2016 and 2015, respectively.

In October 2013, the Board of Directors approved net-share settlement for tax withholdings on RSU vesting. During the six months ended June 30, 2016, the Company withheld issuing 217,530 shares of its common stock based on the value of the RSUs on their vesting dates as determined by the Company’s closing common stock price. Total payments to taxing authorities for employees’ minimum tax obligations were $2.0 million for the six months ended June 30, 2016, and were recorded as a reduction to additional paid-in capital and reflected as a financing activity within the condensed consolidated statements of cash flows. The net-share settlements reduced the number of shares that would have otherwise been issued on the vesting date and increased the number of shares reserved for future issuance under the 2011 Plan.

Stock-Based Compensation Related to Employees and Directors
The fair value of RSUs granted to employees and directors is measured by reference to the fair value of the underlying shares on the date of grant.

PBRSUs granted during the six months ended June 30, 2016 contain service, performance, and market conditions that affect the quantity of awards that will vest. PBRSUs granted during the six months ended June 30, 2015 contain both service and performance conditions that affect the quantity of awards that will vest. During the three months ended June 30, 2016 and 2015, the Company granted 96,282 and 54,375 PBRSUs, respectively. During the six months ended June 30, 2016 and 2015, the Company granted 96,282 and 54,375 PBRSUs, respectively. The Company estimates the grant date fair value of PBRSUs which include market conditions using the Monte Carlo simulation model which are only applicable to the PBRSUs granted during the six months ended June 30, 2016. The weighted-average assumptions used to estimate the fair value of PBRSUs with market conditions and the resulting fair values are as follows:

Three and Six Months Ended June 30,
2016
Dividend yield	—%
Risk-free rate	1.08%
Expected volatility	38%
Expected term - in years	4
Grant date fair value	$6.28

Stock-based compensation expense related to stock options granted to employees and directors was $0.4 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively, and $0.8 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively. Stock-based compensation expense related to RSUs granted to employees and directors was $4.5 million and $3.7 million for the three months ended June 30, 2016 and 2015, respectively, and $8.7 million and $6.8 million for the six months ended June 30, 2016 and 2015, respectively. Stock-based compensation expense related to PBRSUs granted to employees was nil and $0.2 million for the three month periods ended June 30, 2016 and 2015, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, there was $0.2 million and $43.4 million of unrecognized compensation cost related to stock options and RSUs, including PBRSUs, respectively, which is expected to be recognized over a weighted-average period of 0.2 and 2.9, respectively. Future grants of equity awards will increase the amount of stock-based compensation expense to be recorded.

Stock Repurchase Program
On February 10, 2015, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company is authorized to repurchase up to $75.0 million of its outstanding common stock with no expiration date from the date of authorization. In March 2016 and May 2016, the Company increased its share repurchase program by $25 million and $50 million, respectively, for a total amount authorized of $150 million. As of June 30, 2016, the Company repurchased $65.2 million of the outstanding common stock. Under the program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The share repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. The Company repurchased shares of its common stock in the open market, which were retired upon repurchase. The purchase price for the repurchased shares is reflected as a reduction to common stock and retained earnings in the Company's condensed consolidated balance sheet. Share repurchase activity during the period presented was as follows (in thousands, except per share data):

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased
Cumulative repurchase activity as of December 31, 2015	1,993	$13.12	$26,175
Repurchase activity during the period	3,873	10.09	39,072
Cumulative repurchase activity as of June 30, 2016	5,866	$11.12	$65,247

14.	Income Taxes
The Company uses an estimated annual effective tax rate based upon a projection of its annual fiscal year results to measure the income tax benefit or expense recognized in each interim period. The Company’s effective tax rate, including the impact of discrete benefit items, was 37% and 39% for the three months ended June 30, 2016 and 2015, respectively, and 38% for each six month period ended June 30, 2016 and 2015.

The Company's 2012 through 2015 tax periods are open to examination by the Internal Revenue Service and the 2011 through 2015 tax periods are open to examination by most state tax authorities. Inventus's federal income tax return for fiscal year 2013 is currently under examination by the Internal Revenue Service and at this time, although the outcome is subject to significant uncertainty, the Company believes it has valid positions supporting its tax return and does not expect that proposed adjustments, if any, would be material to the Company's consolidated financial statements.

15.	Related-Party Transactions
During each of the three month periods ended June 30, 2016 and 2015, four members of the Company’s Board of Directors also served on the boards of directors of RPX clients. During the six months ended June 30, 2016 and 2015, four and five members, respectively, of the Company's Board of Directors also served on the boards of directors of RPX clients. The Company recognized subscription revenue from these clients in the amount of $2.5 million and $2.3 million for the three month periods ended June 30, 2016 and 2015, respectively, and $4.8 million and $4.7 million for the six month periods ended June 30, 2016 and 2015, respectively. The Company recognized selling, general, and administrative expenses from products and services provided by one of these clients of $0.1 million for each three month period ended June 30, 2016 and 2015, and $0.2 million for each six month period ended June 30, 2016 and 2015. As of June 30, 2016 and December 31, 2015, there were $0.1 million and nil receivables, respectively, due from these clients. These transactions with related-parties were conducted on terms equivalent to those prevailing in arm's length transactions.

16.	Segment Reporting
Operating segments are components of an enterprise about which separate financial information is available. Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. Prior to the acquisition of Inventus in January 2016, the Company’s Chief Executive Officer reviewed financial information presented on a consolidated basis and, as a result, the Company concluded that there was only one operating and reportable segment. Subsequent to the acquisition of Inventus (see Note 7, Business Combinations), the Company's Chief Executive Officer reviews separate financial information for the patent risk management and discovery services businesses. Therefore as of January 2016, the Company has two reportable segments: 1) Patent risk management which generates its revenues primarily from membership subscriptions, premiums earned from insurance policies, and management fees for marketing, underwriting, and claim management and 2) Discovery services which generates its revenues primarily from fees generated for data collection, hosting and processing, project management, and document review services. There are no significant internal revenue transactions between these two reportable segments.

Although Adjusted EBITDA is not a measure of financial performance determined in accordance with GAAP, the Company's chief operating decision maker evaluates segment financial performance by utilizing the segment's Adjusted EBITDA because the Company believes it is a useful supplemental measure that reflects core operating performance and provides an indicator of the segment's ability to generate cash. The Company defines Adjusted EBITDA as net income exclusive of provision for income taxes, interest and other income (expense), net, stock-based compensation and related employer payroll taxes, depreciation, and amortization. There are limitations in using the Company's measures of financial performance that are not determined in accordance with GAAP and these may be different from other financial measures not determined in accordance with GAAP used by other companies. These financial measures are limited in value because they exclude certain items that may have a material impact on the Company's reported financial results. In addition, they are subject to inherent limitations as they reflect the exercise of judgment by the Company about which items are adjusted to calculate its financial measures not determined in accordance with GAAP. The presentation of financial measures not determined in accordance with GAAP should not be considered in isolation or as a substitute for or superior to financial results determined in accordance with GAAP.

Summarized financial information by segment for the three and six months ended June 30, 2016 utilized by the Company's chief operating decision maker is as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016

Patent Risk Management
Revenue	$63,851	$133,008
Cost of revenue	39,150	81,782
Selling, general and administrative expenses	19,603	41,537
Operating income	5,098	9,689
Stock-based compensation, including related taxes	4,835	9,769
Depreciation and amortization	38,519	81,176
Adjusted EBTIDA	$48,452	$100,634

Discovery Services
Revenue	$19,258	$29,836
Cost of revenue	9,920	14,954
Selling, general and administrative expenses	6,301	11,262
Operating income	3,037	3,620
Stock-based compensation, including related taxes	141	229
Depreciation and amortization	2,511	4,409
Adjusted EBTIDA	$5,689	$8,258

Consolidated
Revenue	$83,109	$162,844
Cost of revenue	49,070	96,736
Selling, general and administrative expenses	25,904	52,799
Operating income	$8,135	$13,309

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
United States	$47,127	57%	$41,949	62%	$94,652	58%	$96,995	65%
Japan	8,908	11	9,153	13	17,913	11	18,485	12
Korea	6,895	8	7,282	11	14,339	9	13,969	9
Rest of world	20,179	24	9,167	14	35,940	22	21,389	14
Total revenue	$83,109	100%	$67,551	100%	$162,844	100%	$150,838	100%

The following table reconciles the Company's subtotal segment Adjusted EBITDA to consolidated net income:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016

Subtotal segment adjusted EBITDA	$54,141	$108,892
Depreciation and amortization	(41,030)	(85,585)
Stock-based compensation, including related taxes	(4,976)	(9,998)
Interest and other income (expense), net	(1,549)	256
Provision for income taxes	(2,436)	(5,178)
Net income	$4,150	$8,387

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2016.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. Forward-looking statements include statements regarding our business strategies and business model, products, benefits to our clients, future financial results and expenses, patent acquisition spending, our acquisition of Inventus, and our competitive position. These statements are based on the beliefs and assumptions of our management based on information that is currently available. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those identified below and those discussed in the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing and our Annual Report on Form 10-K filed with the SEC on February 26, 2016. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
Since our founding in 2008, we have been providing a rational alternative to litigation through our patent risk management solution. In January 2016 through our acquisition of Inventus, we began offering technology-enabled discovery services to our clients.

Patent Risk Management
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

We believe that our acquisitions of patent assets are a key driver of the value that we create for our clients. We measure patent asset acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital. During the six months ended June 30, 2016, we completed 43 acquisitions of patent assets and our gross and net patent acquisition spend totaled $37.4 million and $37.1 million, respectively. From our inception through June 30, 2016, we have completed 350 acquisitions of patent assets with gross and net patent acquisition spend of $2.1 billion and $867.1 million, respectively.

Insuring against the costs of patent litigation is a natural extension of our core defensive patent acquisition service. In August 2012, we started to offer patent infringement liability insurance, which is a liability insurance policy for operating companies that covers certain costs associated with patent infringement lawsuits. The insurance product complements our core defensive patent acquisition service, enabling policyholders to better manage and mitigate the risk of patent litigation. In connection with an evolution in the way that we sell insurance policies, during March 2014 we formed a reinsurance company to assume a portion of the underwriting risk on insurance policies that we issue on behalf of a Lloyd’s of London underwriting syndicate. We began issuing new policies under the reinsurance model in May 2014. As of June 30, 2016, we had a total of 153 active insurance policies. The effect of the insurance policies that we have issued or assumed through our reinsurance business was not material to our results of operations or financial condition for the six months ended June 30, 2016 or 2015.

During the six months ended June 30, 2016 and 2015, revenue from our patent risk management solution was $133.0 million and $150.8 million, respectively. Our patent risk management client count, which includes both clients who receive our defensive patent acquisition service and our insurance service, increased by 63 clients during the six months ended June 30, 2016, bringing our total client network to 317 as of June 30, 2016.

Discovery Services
In January 2016, through our wholly-owned subsidiary Inventus, we began offering technology-enabled discovery services to assist leading law firms and corporate legal departments manage costs and risks related to the litigation discovery process. Our more than 1,000 discovery services clients in nearly a dozen countries benefit from our discovery services solution, which includes data hosting and backup, data processing and collection, project management, document review, and traditional document production. All of these services are designed to streamline the administration of litigation, investigations, and regulatory compliance. Certain of our discovery services operations are denominated in currencies other than the U.S. Dollar, primarily the British Pound and the European Euro, and therefore these operations are exposed to foreign exchange rate fluctuations.

Our discovery services solution focuses on the process of consolidation and organization of data into meaningful discovery information powered by a mix of third-party and proprietary software. This allows our discovery services clients to efficiently and effectively manage a portfolio of litigation discovery matters in a central location.
Key Components of Results of Operations
Revenue
Subscription revenue includes membership subscriptions to our defensive patent aggregation services, premiums earned from insurance policies, and management fees. Historically, the majority of our revenue has consisted of fees paid by our clients under subscription agreements. Subscription revenue will be positively or negatively impacted by the financial performance of our patent risk management clients since their subscription fees typically reset annually based upon their most recently reported annual financial results. Additionally, in August 2012, we launched our insurance product and started to recognize insurance premium revenue from the insurance policies that we underwrite. As the primary insurer, we had been recognizing the full insurance premium as revenue. In May 2014, we began to assume a portion of the underwriting risk on insurance policies that we issue on behalf of a Lloyd's of London underwriting syndicate, and as a result we recognize only the portion of the underwriting risk that we assume. In addition, we receive management fees for marketing, underwriting, and claims management services. Although we expect this revenue to increase as we sell more insurance policies in the future, for the six months ended June 30, 2016 and 2015, insurance premium revenue was not material to our results of operations.

Discovery revenue represents fees generated from services rendered in connection with our discovery services solution. These services are typically comprised of data collection, hosting and processing, project management, and document review services, and are generally billed in arrears based on the number of users, amount of data stored, and/or number of consulting hours. Our discovery revenue may fluctuate significantly based on the project-oriented nature of the discovery services we provide.

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

Our cost of revenue for the patent risk management solution is primarily driven by the amortization of previously acquired patent assets, which are typically amortized over an estimated useful life of 24 to 60 months. From time to time, we may acquire patent assets that are valuable to our clients and prospects with an estimated useful life that is significantly less than the historical weighted-average of patent assets previously acquired, resulting in increased patent asset amortization expense in immediate periods following acquisition. Estimating the economic useful lives of our patent assets depends on various factors including whether we acquire patents or licenses to patents, and the remaining statutory life of the underlying patents, either of which could result in shorter amortization periods. We believe that amortization periods of patent assets to be acquired in future periods may be amortized over shorter periods than the historical weighted-average of 43 months. We expect our cost of revenue from our patent risk management solution to increase in the future as we add additional patent assets to our existing portfolio to support our existing and future clients and as our insurance business grows.

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of salaries and related expenses, including stock-based compensation expense, amortization related to our intangible assets, cost of marketing programs, legal costs, professional fees, travel costs, facility costs and other corporate expenses. We expect that in the foreseeable future, as we seek to serve more clients and develop new products and services, selling, general and administrative expenses will increase.

Other Income (Expense), Net
Other income (expense), net consists of interest income earned on our cash, cash equivalents and short-term investments, interest expense incurred on our term debt, gains or losses due to foreign currency fluctuations, as well as changes in fair value of our deferred payment obligations.

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

Other than the adoption of the revenue recognition policies related to the acquired discovery services solution, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2016, as compared to the significant accounting policies presented under the heading “Basis of Presentation and Significant Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$83,109	$67,551	$162,844	$150,838
Cost of revenue	49,070	36,985	96,736	71,744
Selling, general and administrative expenses	25,904	18,997	52,799	38,456
Gain on sale of patent assets, net	—	(592)	—	(592)
Operating income	8,135	12,161	13,309	41,230
Other income (expense), net	(768)	753	1,303	735
Income before provision for income taxes	6,586	13,095	13,565	42,285
Provision for income taxes	2,436	5,065	5,178	16,224
Net income	$4,150	$8,030	$8,387	$26,061

The following table sets forth our condensed consolidated statement of operations data as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	100%	100%	100%	100%
Cost of revenue	59	55	59	48
Selling, general and administrative expenses	31	28	32	25
Gain on sale of patent assets, net	—	(1)	—	—
Operating income	10	18	9	27
Other income (expense), net	(1)	1	1	—
Income before provision for income taxes	9	19	10	27
Provision for income taxes	3	7	3	11
Net income	6%	12%	7%	16%

Revenue
Our revenue for the three months ended June 30, 2016 was $83.1 million compared to $67.6 million during the same period a year prior, an increase of $15.5 million, or 23%. Subscription revenue, which includes membership subscriptions to our defensive patent aggregation services, premiums earned from insurance policies, and management fees, for the three months ended June 30, 2016 was $63.2 million compared to $67.6 million for the three months ended June 30, 2015. The decrease in subscription revenue was primarily attributable to a decrease of $5.3 million from clients who joined our network prior to June 30, 2015 partially offset by an increase in membership fees and insurance premiums of $0.9 million from new clients who joined our network subsequent to June 30, 2015. As of June 30, 2016, our patent risk management client network was comprised of 317 companies as compared to 225 as of June 30, 2015.

Discovery revenue, which includes fees generated from data collection, hosting and processing, project management, and document review services, for the three months ended June 30, 2016 was $19.3 million compared to nil in the same period a year prior as we acquired Inventus in January 2016.

Revenue for the three months ended June 30, 2016 and 2015 included fee-related revenue of $0.6 million and nil, respectively.

Our revenue for the six months ended June 30, 2016 was $162.8 million compared to $150.8 million during the same period a year prior, an increase of $12.0 million, or 8%. Subscription revenue, which includes membership subscription services to our defensive patent aggregation services, premiums earned from insurance policies, and management fees, for the six months ended June 30, 2016 was $130.3 million compared to $133.8 million for the six months ended June 30, 2015. The decrease in subscription revenue was primarily attributable to a decrease of $5.3 million from clients who joined our network prior to June 30, 2015 partially offset by an increase in membership fees and insurance premiums of $1.8 million from new clients who joined our network subsequent to June 30, 2015.

Discovery revenue, which includes fees generated from data collection, hosting and processing, project management, and document review services, for the six months ended June 30, 2016 was $29.8 million compared to nil in the same period a year prior as we acquired Inventus in January 2016.

Revenue for the six months ended June 30, 2016 and 2015 included fee-related revenue of $2.7 million and $17.0 million, respectively. The decrease in fee-related revenue was primarily attributable to the success fee earned in relation to a particularly large syndicated acquisition recognized during the six months ended June 30, 2015.

Cost of Revenue
Our cost of revenue for the three months ended June 30, 2016 was $49.1 million compared to $37.0 million during the same period a year prior, an increase of $12.1 million, or 33%. The increase was primarily attributable to the cost of revenue for discovery services of $9.9 million associated with Inventus, which we acquired in January 2016 and therefore has no comparable cost of revenue for the three months ended June 30, 2015. This increase was also attributable to a $2.6 million increase in patent amortization expense as a result of an increase in our patent assets and shorter than historical amortization periods for certain patent assets acquired subsequent to June 30, 2015. Patent assets acquired during the three months ended June 30, 2016 had a weighted-average amortization period of 25 months compared with the historical weighted-average since our inception of 43 months. Our increase in cost of revenue is also attributable to a $0.2 million increase in costs related to our insurance business. These increases are partially offset by a $0.6 million decrease in expenses incurred to maintain and prosecute patents and patent applications included in our portfolio, conduct inter partes reviews and prior art searches.

Our cost of revenue for the six months ended June 30, 2016 was $96.7 million compared to $71.7 million during the same period a year prior, an increase of $25.0 million, or 35%. The increase was primarily attributable to the cost of revenue for discovery services of $15.0 million associated with Inventus, which we acquired in January 2016 and therefore has no comparable cost of revenue for the six months ended June 30, 2015. This increase is also attributable to an $11.3 million increase in patent amortization expense as a result of an increase in our patent assets and shorter than historical amortization periods for certain patent assets acquired subsequent to June 30, 2015. Patent assets acquired during the six months ended June 30, 2016 had a weighted-average amortization period of 26 months compared with the historical weighted-average since our inception of 43 months. These increases are partially offset by a $1.1 million decrease in expenses incurred to conduct inter partes reviews and prior art searches and a $0.2 million decrease in costs related to our insurance business.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended June 30, 2016 were $25.9 million compared to $19.0 million during the same period a year prior, an increase of $6.9 million, or 36%. The increase was primarily due to discovery services selling, general, and administrative expenses of $6.3 million associated with Inventus which we acquired in January 2016 and therefore has no comparable selling, general, or administrative expenses for the three months ended June 30, 2015. The remaining increase was due to increases in general corporate expenses in our patent risk management business.

Our selling, general and administrative expenses for the six months ended June 30, 2016 were $52.8 million compared to $38.5 million during the same period a year prior, an increase of $14.3 million, or 37%. The increase was primarily due to discovery services selling, general, and administrative expenses of $11.3 million associated with Inventus which we acquired in January 2016 and therefore has no comparable selling, general, or administrative expenses for the six months ended June 30, 2015. The increase was also due to $1.9 million of other selling, general and administrative expenses incurred in relation to our acquisition of Inventus and a $1.1 million increase in personnel-related costs.

Other Income (Expense), Net
Our other expense, net for the three months ended June 30, 2016 was $0.8 million compared to other income, net of $0.8 million during the same period a year prior, a decrease of $1.4 million. The decrease was primarily due to $1.2 million of foreign currency losses, $0.7 million of interest expense, $0.3 million decrease in fair value adjustments on our deferred payment obligations, and $0.2 million of realized losses on the sale of our short-term investments.

Our other income, net for the six months ended June 30, 2016 was $1.3 million compared to $0.7 million during the same period a year prior, a decrease of $0.6 million. The decrease was primarily due to $1.1 million of interest expense, $1.0 million of foreign currency losses, and $0.3 million of realized losses on the sale of our short-term investments which were partially offset by $1.6 million of fair value adjustments on our deferred payment obligations.

Provision for Income Taxes
Our provision for income taxes was $2.4 million and $5.1 million for the three months ended June 30, 2016 and 2015. Our effective tax rate, including the impact of discrete benefit items, was 37% and 39% for the three months ended June 30, 2016 and 2015.

Our provision for income taxes was $5.2 million and $16.2 million for the six months ended June 30, 2016 and 2015. Our effective tax rate, including the impact of discrete benefit items, was 38% for each six month period ended June 30, 2016 and 2015.
Liquidity and Capital Resources
We have financed substantially all of our operations and patent asset acquisitions through subscription and other fees collected from our clients, patent-seller financing, the sale of equity securities, and from borrowing through term loan facilities. As of June 30, 2016, we had $130.0 million of cash and cash equivalents and $69.1 million in short-term investments. On January 22, 2016, we paid consideration of $232 million in cash, net of working capital adjustments, at the closing of the Inventus acquisition. On February 26, 2016, we entered into a credit agreement for a $100 million five-year term facility and a $50 million five-year revolving credit facility. As of June 30, 2016, the revolving credit facility remains undrawn. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future capital needs will depend on many factors, including, among other things, our acquisition of patent assets, addition and renewal of client membership agreements, growth of our insurance business and development of new products and services. We may experience an increased level of patent acquisition spending as our business grows. We expect our cash used in investing activities to increase in the future as we acquire additional patent assets. We expect our cash used in financing activities to increase in the future as we execute our stock repurchase program by purchasing RPX shares. Additionally, we may enter into potential investments in, or acquisitions of, complementary businesses which could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$89,231	$108,068
Net cash used in investing activities	(109,693)	(89,191)
Net cash provided by financing activities	55,671	4,976
Foreign-currency effect on cash and cash equivalents	(152)	—
Net increase in cash and cash equivalents	$35,057	$23,853

Cash Flows from Operating Activities
Cash provided by operating activities for the six months ended June 30, 2016 was $89.2 million, consisting of adjustments for non-cash items of $95.8 million, changes in working capital and non-current assets and liabilities of $15.0 million and net income of $8.4 million. Non-cash adjustments to net income primarily consisted of $85.6 million of depreciation and amortization, $9.8 million of stock-based compensation, an unrealized loss of $1.2 million due to foreign currency fluctuations, $1.0 million of amortization of premium on investments, $0.3 million realized loss on our sale of short-term investments, $0.2 million net decrease in our deferred taxes excluding those acquired through our acquisition of Inventus in January 2016, partially offset by $1.9 million of fair value adjustments on our deferred payment obligations and $0.5 million gain on extinguishment of our deferred payment obligation. The change in working capital and non-current assets and liabilities resulted primarily from a $15.2 million increase in accounts receivable, a $6.1 million decrease in our accrued and other liabilities and an increase in our prepaid expenses and other assets of $1.3 million partially offset by a $7.4 million increase in deferred revenue and a $0.2 million increase in accounts payable.

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

Cash Flows from Investing Activities
Cash used in investing activities for the six months ended June 30, 2016 was $109.7 million, of which $228.5 million was used for the acquisition of Inventus, net of cash received, $36.5 million was used to acquire patent assets, and $2.1 million was used to acquire property and equipment, partially offset by $157.2 million net sales and maturities of short-term investments used to fund the acquisition of Inventus, and a $0.2 million decrease in our restricted cash balances.

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

Cash Flows from Financing Activities
Cash used in financing activities for the six months ended June 30, 2016 was $55.7 million, of which $100.0 million represented proceeds from the issuance of long-term debt which was partially offset by $39.1 million used to repurchase our common stock under our share repurchase program, $2.0 million for payments of issuance costs related to our long-term debt, $2.0 million used in taxes paid related to net-share settlements of restricted stock units and payments of principal on our long-term debt of $1.3 million.

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
Contractual Obligations and Commitments
Commitments
We generally do not enter into long-term minimum purchase commitments. Our principal long-term commitments consist of obligations under operating leases for office space. Other than certain commitments obtained through our acquisition of Inventus as shown below, there were no substantial changes to our contractual obligations and commitments during the six months ended June 30, 2016 as compared to our contractual obligations and commitments presented under the heading “Contractual Obligations and Commitments” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the heading “Commitments and Contingencies” in Note 10 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on February 26, 2016.

The aggregate future non-cancelable minimum lease payments from the operating leases acquired through our acquisition of Inventus are as follows as of June 30, 2016 (in thousands):

2016	505
2017	1,148
2018	1,135
2019	904
2020	619
Thereafter	838
Future non-cancelable minimum operating lease payments	$5,149
Less: minimum payments to be received from non-cancelable subleases	(597)
Total future non-cancelable minimum operating lease payments, net	$4,552

Through our acquisition of Inventus, we also acquired a three year contractual commitment totaling $5.3 million related to its third-party discovery service software license, of which $1.8 million remains unpaid and will be paid within twelve months.

Debt
On February 26, 2016, we entered into a Credit Agreement (the "Credit Agreement") which provided for a $100 million five-year term facility (the "Term Facility") and a $50 million five-year revolving credit facility (the "Revolving Credit Facility"). As of

June 30, 2016, the total balance outstanding on the Term Facility is $98.8 million, and the Revolving Credit Facility remains undrawn. Our debt facilities and repayment schedule are described in more detail in Note 11, "Debt," in Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities
In February 2015, our Board of Directors authorized the repurchase of up to $75.0 million of our outstanding shares of common stock. In March and May 2016, we increased our share repurchase program by $25 million and $50 million, respectively, for a total amount authorized of $150 million. As part of the share repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined in our discretion and will depend on factors such as cash generation from operations, other cash requirements, economic and market conditions, stock price and legal and regulatory requirements. The share repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. As of June 30, 2016, we had repurchased an aggregate of 5.9 million shares of common stock in the open market for $65.2 million under the share repurchase program.
Off Balance Sheet Arrangements
At June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk
Our subscription agreements are denominated in U.S. Dollars and, therefore, our subscription revenue is not currently subject to significant foreign currency risk. Certain of our discovery services operations are denominated in currencies other than the U.S. Dollar, primarily the British Pound and the European Euro, and therefore these operations are exposed to foreign exchange rate fluctuations. Our expenses are incurred primarily in the United States, with a portion of expenses incurred and denominated in the currencies where our international offices are located. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Japanese Yen and European Euro relative to the U.S. Dollar. To date, we have not entered into any foreign currency hedging contracts.

Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of cash equivalents and short-term investments and our long-term debt.

As of June 30, 2016, the Company had an outstanding term facility with a five-year maturity with an aggregate carrying amount of $100 million, which bears interest at the Company's option equal to either a base rate plus a margin ranging from 1.25% to 1.75% per annum LIBOR plus a margin ranging from 2.25% to 2.75% per annum, based upon the ratio of the Company's debt to consolidated EBITDA ratio. A hypothetical 100 BPS increase or decrease in LIBOR would increase or decrease the interest expense on our term facility by approximately $0.3 million for the six months ended June 30, 2016.

We had cash, cash equivalents and short-term investments of $199.1 million as of June 30, 2016. Our cash balances deposited in U.S. banks are non-interest bearing and insured up to the Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents consist primarily of commercial paper, institutional money market funds, and municipal bonds denominated primarily in U.S. Dollars. Interest rate fluctuations affect the returns on our invested funds.

As of June 30, 2016, our short-term investments of $69.1 million were primarily invested in municipal and corporate bonds maturing between 90 days and 12 months, U.S. government and agency securities, commercial paper, and equity securities. As of June 30, 2016, our investments were primarily classified as available-for-sale and, consequently, were recorded at fair value in the condensed consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in the fair value of an asset below its carrying value is other-than-temporary. As of June 30, 2016, we had not recorded any impairment charges related to our investments in the condensed consolidated statement of operations.

A hypothetical change in our interest rates of 10% during the six months ended June 30, 2016 would not have had a material impact on the fair value of our investments.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 which were identified in connection with management's evaluation required by Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	the addition or loss of discovery services clients and projects which are difficult to predict and may result in material changes in quarterly revenue and costs;

•	decreases in our clients’ and prospective clients’ costs of litigating patent infringement claims;

•	losses incurred as a result of claims made on insurance policies underwritten or assumed by us;

•	non-renewals from existing clients for any reason;

•	loss of clients, including through acquisitions or consolidations;

•	our inability to acquire patent assets that are being asserted or may be asserted against our clients due to lack of availability, unfavorable pricing terms or otherwise;

•	changes in the accounting treatment associated with our acquisitions of patent assets, how we amortize those patent assets and how we recognize revenue under subscription agreements;

•	our acquisition of patent assets with a shorter estimated useful life that increases our near-term patent asset amortization expense and decreases our earnings;

•	our inability to effectively develop and implement new solutions that meet client requirements in a timely manner;

•	increases in the prices we need to pay to acquire patent assets;

•	increases in operating expenses, including those attributable to additional headcount, the costs of new business initiatives, and our acquisition of Inventus;

•	other matters related to our acquisition of Inventus and the expansion of our business into discovery management;

•	our inability to retain key personnel;

•	any significant changes in the competitive dynamics of our market, including new competitors or substantial discounting of services that are viewed by our target market as competitive to ours;

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
We acquired our first patent assets in September 2008, sold our first membership in October 2008, and sold our first insurance policy in August 2012. In addition, we acquired Inventus and its litigation discovery services business in January 2016. The litigation discovery services business is a new business for us. Therefore, we have not only a limited operating history, but also a limited track record in executing our business model. Our future success depends on acceptance of our solutions by companies we target to become clients and successfully integrating our acquisition of Inventus. Our efforts to sell our products to new and existing clients may not continue to be successful. We evaluate our business model from time to time in order to address the evolving needs of our clients and prospective clients, particularly in an industry that continues to develop and change. Our limited operating history may also make it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly changing industries. If we do not manage these risks successfully, our business and operating results will be adversely affected.

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
Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. The weighted-average term of our subscription agreements in effect as of June 30, 2016 was 2.7 years. As our overall membership base grows, we expect our rate of client renewals to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements may decrease. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

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

We recently acquired Inventus, and may acquire or invest in other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and harm our operating results. We may also be unable to realize the expected benefits and synergies of any acquisitions.
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

We expect to face more direct competition in the future in both our patent risk management business and litigation discovery services business from other established and emerging companies. In addition, as a relatively new company in the patent risk management market and litigation discovery services market, we have limited insight into trends that may develop and affect our businesses. As a result, we may make errors in predicting and reacting to relevant business trends, making us unable to compete effectively against others.

Our current or potential competitors in both our patent risk management business and litigation discovery services businesses vary widely in size and in the scope and breadth of the products and services they offer. Many of our competitors have substantially greater financial resources and a larger client base and sales and marketing teams. The competition we face now and in the future could result in increased pricing pressure, reduced margins, increased sales and marketing expenses and a failure to increase, or the loss of, market share. We may not be able to maintain or improve our competitive position against our current or future competitors, and our failure to do so could seriously harm our business.

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

The development and implementation of new solutions, particularly our litigation discovery services solution, will continue to require substantial time and resources, as well as require us to operate businesses that would be new to our organization. These or any other new solutions may not be introduced in a timely manner or at all. If we do introduce these or any other solutions, we may be unable to implement such solutions in a cost-effective manner, achieve wide market acceptance, meet client expectations or generate revenue sufficient to recoup the cost of developing such solutions. Any new solutions we introduce may expose us to additional laws, regulations and risks. If we are unable to develop these or other solutions successfully and enhance our existing solution to meet client requirements or expectations, we may not be able to attract or retain clients, and our business may be harmed.

We plan to continue to increase our operating expenses to support and expand our operations, and those increased expenses may negatively impact our profitability.
We expect to increase future expenditures to develop and expand our business, including making substantial expenditures to develop new solutions. For example, in March 2014 we formed a reinsurance company to bear some underwriting risk on insurance policies that we issue on behalf of a Lloyd’s of London underwriting syndicate. We began placing new policies under the reinsurance model in May 2014. In January 2016 we acquired Inventus and expanded our business into the litigation discovery services market, which is a new business for us. Developing and offering these new solutions may cause us to incur substantial additional operating expenses. Our efforts to develop this and other new solutions will result in an increase in our operating expenses with no assurance that such solutions will result in additional revenue that is sufficient to offset the additional expenses we incur.

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
We receive a significant amount of our revenue from a limited number of clients. For example, during the six months ended June 30, 2016, our 10 highest revenue-generating clients accounted for approximately 28% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients chooses not to renew its membership, or if our subscription fees from one of these clients decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

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
Ensuring that we have internal financial and accounting controls and procedures adequate to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We have in the past discovered, and may in the future discover, areas of our internal financial and accounting controls and procedures that need improvement. The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues. While neither we nor our independent registered public accounting firm have identified deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, there can be no assurance that material weaknesses will not subsequently be identified. During the audit of the financial statements of our recently-acquired, wholly-owned subsidiary Inventus for the year ended December 31, 2015, we concluded the subsidiary's controls were not effectively designed and did not operate at the appropriate level of precision to record the valuation of deferred tax assets in the appropriate period, resulting in the restatement of Inventus's consolidated financial statements for the year ended December 31, 2014. Inventus’s management concluded that this control deficiency constituted a material weakness as of December 31, 2015. If we are unable to effectively remediate control deficiencies which are identified or are otherwise unable to maintain adequate internal controls over Inventus’s financial reporting in the future, we may not be able to prepare reliable financial statements and comply with our reporting obligations on a timely basis, which could materially adversely affect our business and subject us to legal and regulatory action.

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
On February 26, 2016, we entered into a Credit Agreement (the "Credit Agreement") which provided for a $100 million five-year term facility (the "Term Facility") and a $50 million five-year revolving credit facility (the "Revolving Credit Facility"). As of June 30, 2016, the total balance outstanding on the Term Facility is $98.8 million, and the Revolving Credit Facility remains undrawn.
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
In February 2015, our Board of Directors approved a share repurchase program of up to $75 million. In March 2016 and May 2016, our Board of Directors further increased the amount authorized to repurchase by $25 million and $50 million, respectively, to a total authorized amount to repurchase of $150 million. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, an assessment by management and our Board of Directors of cash availability and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program's effectiveness.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Stock repurchase activity during the three months ended June 30, 2016 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value that May Yet be Purchased Under the Programs (1)
April 30, 2016	63,924	$11.01	63,924	$49,267,572
May 31, 2016	743,313	9.36	743,313	92,309,369
June 30, 2016	806,415	9.37	806,415	84,752,537
	1,613,652		1,613,652
(1) On February 10, 2015, the Company announced that its Board of Directors has authorized a share repurchase program under which the Company is authorized to repurchase up to $75.0 million of its outstanding common stock with no expiration date from the date of authorization. In March 2016 and May 2016, the Company increased its share repurchase program by $25 million and $50 million, respectively, for a total amount authorized of $150 million. As of June 30, 2016, the Company repurchased $65.2 million of the outstanding common stock. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s share repurchase program does not obligate it to acquire any specific number of shares.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of RPX Corporation	S-1	333-171817	3.2	1/21/2011

3.2	Amended and Restated Bylaws of RPX Corporation	S-1/A	333-171817	3.4	4/18/2011

10.1	Agreement, dated May 25, 2016, by and among RPX Corporation, the Mangrove Partners Master Fund, Ltd. and Mangrove Partners	8-K	001-35146	10.1	5/26/2016

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPX CORPORATION
(Registrant)

Date:	August 5, 2016	By:	/s/ JOHN A. AMSTER
John A. Amster
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2016	By:	/s/ ROBERT H. HEATH
Robert H. Heath
Chief Financial Officer
(Principal Financial Officer)