Form 10-Q
period 2016-09-30
RPX Corp
filed 2016-11-04
CIK 1509432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————
FORM 10-Q
————————————————
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [ ]    NO [ x ]
There were 49,152,648 shares of the registrant’s common stock issued and outstanding as of October 28, 2016.

RPX Corporation
Form 10-Q Quarterly Report
————————————————

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements (unaudited)

RPX Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$87,168	$94,983
Short-term investments	95,539	231,015
Restricted cash	371	701
Accounts receivable, net	34,326	13,905
Prepaid expenses and other current assets	25,789	12,643
Total current assets	243,193	353,247
Patent assets, net	206,624	254,560
Property and equipment, net	7,185	4,733
Intangible assets, net	59,683	1,801
Goodwill	156,347	19,978
Restricted cash, less current portion	965	727
Deferred tax assets	30,594	16,619
Other assets	8,865	6,896
Total assets	$713,456	$658,561
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,172	$959
Accrued liabilities	13,553	14,842
Deferred revenue	97,126	110,921
Deferred payment obligations	—	2,383
Current portion of long-term debt	5,849	—
Other current liabilities	1,798	467
Total current liabilities	120,498	129,572
Deferred revenue, less current portion	5,565	4,731
Deferred tax liabilities	4,412	—
Long-term debt	89,885	—
Other liabilities	8,613	7,779
Total liabilities	228,973	142,082
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	357,484	344,610
Retained earnings	137,865	172,115
Accumulated other comprehensive loss	(10,871)	(251)
Total stockholders’ equity	484,483	516,479
Total liabilities and stockholders’ equity	$713,456	$658,561
The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$88,461	$68,212	$251,305	$219,050
Cost of revenue	50,830	37,639	147,566	109,383
Selling, general and administrative expenses	23,615	18,773	76,414	57,229
Gain on sale of patent assets, net	—	—	—	(592)
Operating income	14,016	11,800	27,325	53,030
Interest and other income (expense), net:
Interest income	162	195	348	515
Interest expense	(922)	—	(2,155)	—
Other income (expense), net	(490)	681	813	1,416
Total interest and other income (expense), net	(1,250)	876	(994)	1,931
Income before provision for income taxes	12,766	12,676	26,331	54,961
Provision for income taxes	4,651	4,842	9,829	21,066
Net income	$8,115	$7,834	$16,502	$33,895

Net income per share:
Basic	$0.16	$0.14	$0.32	$0.62
Diluted	$0.16	$0.14	$0.32	$0.61
Weighted-average shares used in computing net income per share:
Basic	49,713	54,800	50,932	54,491
Diluted	50,247	55,703	51,462	55,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$8,115	$7,834	$16,502	$33,895
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	(129)	(69)	118	(201)
Foreign currency translation adjustments	(4,258)	—	(10,738)	—
Comprehensive income	$3,728	$7,765	$5,882	$33,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income	$16,502	$33,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,312	107,026
Stock-based compensation	14,097	13,128
Excess tax benefit from stock-based compensation	(90)	(1,404)
Gain on sale of patent assets, net	—	(592)
Amortization of premium on investments	1,564	4,838
Deferred taxes	(5,975)	(376)
Unrealized foreign currency loss	2,006	—
Fair value adjustments on deferred payment obligation	(1,920)	(1,317)
Gain on extinguishment of deferred payment obligation	(463)	—
Realized loss on exchange of short-term investments	290	—
Other	902	—
Changes in assets and liabilities, net of business acquired:
Accounts receivable, net	(8,168)	14,117
Prepaid expenses and other assets	(11,177)	(9,790)
Accounts payable	(276)	718
Accrued and other liabilities	(3,742)	(2,833)
Deferred revenue	(13,063)	(18,878)
Net cash provided by operating activities	119,799	138,532
Investing activities
Purchases of investments	(62,955)	(205,393)
Maturities of investments	48,073	182,725
Sales of investments	145,925	—
Business acquisition, net of cash acquired	(228,453)	(425)
Decrease in restricted cash	427	297
Purchases of property and equipment	(3,004)	(1,617)
Acquisitions of patent assets	(71,021)	(84,068)
Proceeds from sale of patent assets	—	650
Acquisition of other assets	—	(2,500)
Net cash used in investing activities	(171,008)	(110,331)
Financing activities
Repayment of principal on deferred payment obligations	—	(935)
Proceeds from deferred payment obligations	—	6,270
Proceeds from issuance of term debt	100,000	—
Payment of debt issuance costs	(2,003)	—
Repayment of principal on term debt	(2,500)	—
Deferred acquisition payment	(1,320)	—
Proceeds from exercise of stock options	3,657	4,646
Taxes paid related to net-share settlements of restricted stock units	(3,135)	(3,670)
Excess tax benefit from stock-based compensation	90	1,404
Payments of capital leases	(352)	—
Repurchase of common stock	(50,752)	(9,367)
Net cash provided by (used in) financing activities	43,685	(1,652)
Foreign-currency effect on cash and cash equivalents	(291)	—
Net increase (decrease) in cash and cash equivalents	(7,815)	26,549
Cash and cash equivalents at beginning of period	94,983	78,019
Cash and cash equivalents at end of period	$87,168	$104,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015

Non-cash investing and financing activities
Change in patent assets purchased and accrued but not paid	$(558)	$1,250
Change in fixed assets purchased and accrued but not paid	$485	$—
Patent assets received in barter transactions	$381	$—
Nonmonetary exchange of investments	$—	$5,935

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

In addition to the Company’s core solution, the Company underwrites patent infringement liability insurance policies to insure against certain costs of litigation through its reinsurance company which assumes a portion of the underwriting risk on insurance policies that the Company issues on behalf of a Lloyd’s of London underwriting syndicate. As of and for the nine months ended September 30, 2016, the effect of the insurance policies that the Company has issued or assumed through its reinsurance business was not material to the Company’s results of operations, financial condition or cash flows.

In January 2016, the Company acquired Inventus Solutions, Inc. ("Inventus"), now a wholly-owned subsidiary of the Company, and began offering its discovery services solution which provides technology-enabled services to assist leading law firms and corporate legal departments manage costs and risks related to the litigation discovery process. The Company's discovery services solution includes data hosting and backup, data processing and collection, project management, document review, and traditional document production. All of these services are designed to streamline the administration of litigation, investigations, and regulatory compliance.
2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015, are unaudited. The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, necessary to state fairly the results of the interim periods have been included in the accompanying financial statements. Operating results for the three or nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any subsequent interim period or for the year ending December 31, 2016.

Significant Accounting Policies
Other than the adoption of the revenue recognition policies related to the acquired discovery services solution disclosed below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2016, as compared to the significant accounting policies presented under the heading “Basis of Presentation and Significant Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2016.

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

Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The standard is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses ("ASU 2016-13") on measurement of credit losses on financial instruments. This ASU requires financial assets measured at amortized cost to be presented at the net amount expected to be collected and available-for-sale debt securities to record credit losses through an allowance for credit losses. ASU 2016-13 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted as early as of the fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). This ASU affects entities that issue share-based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions that include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and forfeiture rate calculations. ASU 2016-09 will become effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which will supersede most existing revenue recognition guidance in U.S. generally accepted accounting principles (“U.S. GAAP”) once it becomes effective. ASU 2014-09 requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Entities have the option of using either a full retrospective or modified retrospective approach to adopt the new standards. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance for gross versus net considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration, and completed contracts at transition. These ASUs will be effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and has not yet selected the method of transition.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$8,115	$7,834	$16,502	$33,895
Denominator:
Basic shares:
Weighted-average shares used in computing basic net income per share	49,713	54,800	50,932	54,491
Diluted shares:
Weighted-average shares used in computing basic net income per share	49,713	54,800	50,932	54,491
Dilutive effect of stock options and restricted stock units using the treasury-stock method	534	903	530	1,056
Weighted-average shares used in computing diluted net income per share	50,247	55,703	51,462	55,547
Net income per share:
Basic	$0.16	$0.14	$0.32	$0.62
Diluted	$0.16	$0.14	$0.32	$0.61

The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Outstanding weighted-average:
Stock options	739	657	782	681
Restricted stock units	1,519	223	2,253	202
4.     Financial Instruments
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2016
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2
		Gains	Losses
Assets:
Cash equivalents:
Commercial paper	$15,847	$—	$—	$15,847	$—	$15,847
Money market funds	16,542	—	—	16,542	16,542	—
Municipal bonds	11,156	—	—	11,156	—	11,156
	$43,545	$—	$—	$43,545	$16,542	$27,003
Short-term investments:
Commercial paper	$2,192	$—	$—	$2,192	$—	$2,192
Corporate bonds	10,887	—	(23)	10,864	—	10,864
Equity securities	123	—	(66)	57	57	—
Municipal bonds	62,373	—	(64)	62,309	—	62,309
U.S. government and agency securities	20,097	20	—	20,117	20,117	—
	$95,672	$20	$(153)	$95,539	$20,174	$75,365

	December 31, 2015
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2	Level 3
		Gains	Losses
Assets:
Cash equivalents:
Commercial paper	$7,997	$—	$—	$7,997	$—	$7,997	$—
Municipal bonds	1,635	—	—	1,635	—	1,635	—
Money market funds	54,663	—	—	54,663	54,663	—	—
	$64,295	$—	$—	$64,295	$54,663	$9,632	$—
Short-term investments:
Municipal bonds	$133,033	$—	$(96)	$132,937	$—	$132,937	$—
Commercial paper	5,493	—	(3)	5,490	—	5,490	—
Corporate bonds	30,488	3	(93)	30,398	—	30,398	—
U.S. government and agency securities	61,559	—	(62)	61,497	—	61,497	—
Equity securities	123	—	—	123	123	—	—
	$230,696	$3	$(254)	$230,445	$123	$230,322	$—
Liabilities:
Current liabilities:
Deferred payment obligations	$6,270	$3,887	$—	$2,383	$—	$—	$2,383

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

As of September 30, 2016 and December 31, 2015, approximately 88% and 87%, respectively, of the Company's marketable security investments mature within one year and 12% and 13%, respectively, mature within one to five years. As of September 30, 2016, no individual securities incurred continuous unrealized losses for greater than 12 months.

As of September 30, 2016 and December 31, 2015, the Company had short-term cost method investments of nil and $0.6 million, respectively, which were recorded at amortized cost in short-term investments in the Company's condensed consolidated balance sheets.

In connection with the Rockstar Transaction (see Note 12, "Commitments and Contingencies"), the Company received funding of $6.3 million from a syndicate participant. During the nine months ended September 30, 2016, the Company settled the loan from the syndicate participant.

Level 3 Valuation Techniques
Level 3 financial liabilities as of December 31, 2015 consisted of a repayment obligation to a third party for which determination of fair value required significant judgment and estimation. Balances categorized within Level 3 of the fair value hierarchy were analyzed each period for changes in estimates or assumptions and recorded as the Company deemed appropriate.

As of December 31, 2015, the Company used the Black-Scholes option valuation model to estimate the fair value of the deferred payment obligation entered into in the Rockstar Transaction. This model incorporated assumptions about details such as the value of underlying securities, expected terms, maturity, risk-free interest rates, as well as volatility. A significant change in volatility and expected term could result in a significant change in fair value. The risk-free interest rate was based on the implied yield currently available on U.S. Treasury zero coupon issues with an equivalent remaining term at the measurement date. The expected volatility was calculated using the standard deviation of the underlying security's weekly returns over the estimated period of time to take to settle the liability. The expected term of the liability was determined by the estimated settlement date of the liability. Changes in the fair value were recorded in other income (expense), net in the Company's condensed consolidated statements of operations. As of September 30, 2016, the Company no longer holds any Level 3 financial assets or liabilities (see Note 12, "Commitments and Contingencies").

5.	Patent Assets, Net
Patent assets, net, consisted of the following (in thousands):

	December 31, 2015	Additions	Disposals	September 30, 2016
Patent assets	$824,258	$71,961	$(10,223)	$885,996
Accumulated amortization	(569,698)	(119,793)	10,119	(679,372)
Patent assets, net	$254,560			$206,624

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors and software. The Company amortizes each acquired patent asset portfolio on a straight-line basis over its estimated economic useful life. As of September 30, 2016, the estimated economic useful lives of the Company’s patent assets generally ranged from 24 to 60 months. As of September 30, 2016, the weighted-average estimated economic useful life at the time of acquisition of all patent assets acquired since the Company’s inception was 42 months.

As of September 30, 2016, the Company expects amortization expense in future periods to be as follows (in thousands):

2016 (remainder)	$35,652
2017	105,361
2018	47,701
2019	14,900
2020	3,010
Total estimated future amortization expense	$206,624

Amortization expense related to the Company's patent assets was $40.4 million and $36.2 million for the three months ended September 30, 2016 and 2015, respectively, and $119.9 million and $104.4 million for the nine months ended September 30, 2016 and 2015, respectively.

6.	Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Internal-use software	$7,706	$7,654
Leasehold improvements	2,110	1,799
Computer, equipment and software	5,166	1,387
Furniture and fixtures	935	818
Construction-in-progress	41	—
Total property and equipment, gross	15,958	11,658
Less: Accumulated depreciation and amortization	(8,773)	(6,925)
Total property and equipment, net	$7,185	$4,733

Depreciation and amortization expense related to the Company's property and equipment was $0.9 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively, and $2.2 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively.

7.	Business Combinations
On January 22, 2016, the Company completed its acquisition of all of the issued and outstanding shares of Inventus, to expand into the litigation discovery services market. The final purchase price for Inventus was approximately $232 million, net of working capital adjustments, which the Company paid in January 2016. The following table summarizes the cash paid and the preliminary estimated fair values of the assets and the liabilities assumed (in thousands) and the estimated useful lives of the acquired identifiable intangible assets:

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

The intangible assets acquired are amortized on a straight-line basis which reflects the pattern in which the economic benefits of the intangible assets are expected to be utilized. The goodwill recorded is primarily attributable to the Company's opportunity to expand into the litigation discovery services market and is not expected to be deductible for tax purposes. For the nine months ended September 30, 2016, the Company recorded acquisition-related costs of $1.2 million which were expensed as incurred and included in selling, general and administrative expenses in the Company's condensed consolidated statements of operations. The Company has included the financial results of Inventus in its condensed consolidated financial statements which includes revenue of $18.0 million and $47.8 million for the three and nine months ended September 30, 2016, respectively, and operating income of $2.7 million and $6.3 million for the three and nine months ended September 30, 2016, respectively.

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Inventus as though the companies had been consolidated as of January 1, 2015, and includes the accounting effects resulting from the acquisition including amortization charges from the acquired intangible assets, $13.5 million of transaction costs incurred which were directly attributable to the acquisition of Inventus, and elimination of interest expenses and debt issuance and extinguishment costs associated with Inventus's historical debt which was extinguished upon the Company's acquisition of Inventus. This unaudited pro forma information also adjusts for Inventus's acquisition of London-based Unified OS Limited and certain of its affiliates as well as certain assets of Kooby LLP (collectively, "Unified") as though it had been consolidated as of January 1, 2015. The following unaudited pro forma financial information is for information purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2015 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$88,461	$85,052	$254,245	$258,350
Net income	8,115	7,986	17,091	20,960
Basic net income per share	0.16	0.15	0.34	0.38
Diluted net income per share	0.16	0.14	0.33	0.38

8.	Goodwill
The changes in the carrying amounts of goodwill by operating segment were as follows (in thousands):

	Patent Risk Management	Discovery Services	Total
Balance as of December 31, 2015	$19,978	$—	$19,978
Goodwill from business acquisition	—	145,984	145,984
Foreign currency translation adjustments	—	(9,615)	(9,615)
Balance as of September 30, 2016	$19,978	$136,369	$156,347

The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. As of September 30, 2016, no impairment of goodwill has been identified.

9.	Intangible Assets, Net
Intangible assets, net, consisted of the following (in thousands):

		September 30, 2016			December 31, 2015
	Weighted-average Life (years)	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Covenant not to compete	3.0	$1,900	$(1,446)	$454	$1,900	$(971)	$929
Proprietary data and models	3.7	2,100	(1,957)	143	2,100	(1,694)	406
Customer relationships	9.3	56,845	(4,915)	51,930	1,050	(659)	391
Trademarks	4.9	4,893	(2,254)	2,639	1,720	(1,645)	75
Developed technology	3.0	6,045	(1,528)	4,517	120	(120)	—
		$71,783	$(12,100)	$59,683	$6,890	$(5,089)	$1,801

As of September 30, 2016, the Company expects amortization expense in future periods to be as follows (in thousands):
:

2016 (remainder)	$2,446
2017	8,938
2018	8,409
2019	6,551
2020	6,434
Thereafter	26,905
Total estimated future amortization expense	$59,683

Amortization expense related to the Company's intangible assets was $2.5 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively, and $7.2 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively.

10.	Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued payroll-related expenses	$9,350	$11,105
Accrued expenses	4,203	3,737
Total accrued liabilities	$13,553	$14,842

11.	Debt
On February 26, 2016, the Company entered into a Credit Agreement (the "Credit Agreement") which provided for a $100 million five-year term facility (the "Term Facility") and a $50 million five-year revolving credit facility (the "Revolving Credit Facility"), which remains undrawn as of September 30, 2016. The Term Facility bears interest which is payable quarterly in arrears at the Company's option equal to either a base rate plus a margin ranging from 1.25% to 1.75% per annum or, at the Company's election, the one-, two-, three-, or six-month London interbank offered rate ("LIBOR") plus a margin ranging from 2.25% to 2.75% per annum, based upon the ratio of the Company's debt to consolidated EBITDA ratio. The outstanding balance on the Term Facility bore interest during the nine months ended September 30, 2016 at an average interest rate of 3.0%, which approximates fair value. The Revolving Credit Facility bears a commitment fee on undrawn balances of 0.35% to 0.45% per annum, also based upon the Company's debt to consolidated adjusted EBITDA ratio, that are expensed as incurred. The Credit Agreement contains financial covenants requiring the Company to maintain certain leverage and fixed charge ratios. The Company is compliant with these covenants as of September 30, 2016. The Credit Agreement also includes limitations on the Company's debt incurrence, dividend payments, and disposal activities.

As of September 30, 2016, the Term Facility requires principal repayments in accordance with the following schedule (in thousands):

2016 (remainder)	$1,250
2017	6,875
2018	9,375
2019	11,875
2020	18,125
2021	50,000
Long-term debt, gross	97,500
Unamortized debt issuance costs	(1,766)
Long-term debt, net	$95,734

Reported as:
Current portion of long-term debt	$5,849
Long-term debt	89,885
Total	$95,734

12.	Commitments and Contingencies
Commitments
The Company generally does not enter into long-term minimum purchase commitments. Its principal long-term commitments consist of obligations under operating leases for office space. Other than certain commitments obtained through the Company's acquisition of Inventus as shown below, there were no substantial changes to the Company’s contractual obligations or commitments during the nine months ended September 30, 2016 as compared to those presented under the heading “Commitments and Contingencies” in Note 10 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2016.

Rent expense related to non-cancelable operating leases was $1.4 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively, net of sublease income of $0.2 million earned during each period. Rent expense related to non-cancelable operating leases was $3.8 million and $2.6 million for the nine months ended September 30, 2016 and 2015, respectively, net of sublease income of $0.5 million earned during each period.

As of September 30, 2016, the aggregate future non-cancelable minimum lease payments from the Company's operating leases acquired through its acquisition of Inventus are as follows (in thousands):

2016	$296
2017	1,148
2018	1,135
2019	904
2020	619
Thereafter	838
Future non-cancelable minimum operating lease payments	$4,940
Less: minimum payments to be received from non-cancelable subleases	(629)
Total future non-cancelable minimum operating lease payments, net	$4,311

Through its acquisition of Inventus, the Company also acquired a three-year contractual commitment totaling $5.3 million related to its third-party discovery service software license, of which $1.8 million remains unpaid as of September 30, 2016 and will be paid within twelve months.

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

The loan received from the syndicate participant bore no interest. The terms of the obligation required repayment up to the $6.3 million received only to the extent proceeds are received from the sale of the common and convertible preferred stock securities, which resulted in a difference between the funding received and the fair value of the loan. The Company elected to carry this loan at fair value and categorized it as a Level 3 instrument due to the significance of unobservable inputs developed using company-specific information to estimate the loan’s fair value. Changes in fair value are reported in other income (expense), net in the Company's condensed consolidated statements of operations. This loan was settled without payment during the nine months ended September 30, 2016 which resulted in a gain on extinguishment of $0.5 million recognized in other income (expense), net in the condensed consolidated statements of operations during the nine months ended September 30, 2016. This loan decreased from $2.4 million to nil during the nine months ended September 30, 2016 due to a $1.9 million fair value adjustment and a $0.5 million gain on extinguishment which were recognized in other income (expense), net in the condensed consolidated statement of operations.

Litigation
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or contingencies was recorded as of September 30, 2016 or December 31, 2015.

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

In June 2013, Kevin O’Halloran, as Trustee of the Liquidating Trust of Teltronics, Inc. (the “Debtor”), filed a complaint in the U.S. Bankruptcy Court for the Middle District of Florida against the Company and Harris Corporation (the “Defendants”). The complaint alleges that the Defendants are liable under federal and state bankruptcy law regarding fraudulent transfers for the value of a patent portfolio purchased by the Company from Harris Corporation pursuant to an agreement entered into in January 2009, and within four years of the date the Debtor filed its petition in bankruptcy. In February 2015, the Court held a trial and in November 2015 entered judgment in favor of the Defendants. In December 2015, the Debtor filed an appeal of the judgment to the U.S. District Court for the Middle District of Florida.  In August 2016, the District Court affirmed the judgment in favor of the Defendants.  In September 2016, the Debtor filed an appeal of the judgment to the U.S. Court of Appeals for the Eleventh Circuit.  The Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can it estimate the potential loss or range of the potential loss that may result from this litigation.

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

Guarantees and Indemnifications
The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. The Company had no liabilities recorded for these agreements as of September 30, 2016 or December 31, 2015. The Company has no reason to believe that there is any material liability related to such indemnification provisions. The Company does not indemnify its clients for patent infringement.

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

Reserves for Known and Incurred but not Reported Claims
In August 2012, the Company began offering insurance to cover certain costs of litigation brought against its insured clients. In March 2014, the Company formed a reinsurance company to assume a portion of the underwriting risk on insurance policies that the Company issues on behalf of a Lloyd's of London underwriting syndicate. As of September 30, 2016, the Company recorded a reserve of $0.8 million for known and incurred but not reported claims that represents estimated claim costs and related expenses for the policies underwritten and its portion of the underwriting risk on policies that the Company issued on behalf of the Lloyd's of London underwriting syndicate. The Company regularly reviews loss reserves using a variety of actuarial techniques and updates them as its loss experience develops.

13.	Stockholders’ Equity
Equity Plans
A summary of the Company’s activity under its equity-settled award plans and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2015	3,159	2,340	$11.11
Shares authorized(1)	2,000	—	—
Options exercised	—	(433)	8.67
Options forfeited/canceled	121	(121)	13.20
Restricted stock units granted	(2,620)	—	—
Restricted stock units forfeited	522	—	—
Restricted stock units withheld related to net-share settlement of restricted stock units	319	—	—
Balance - September 30, 2016	3,501	1,786	11.56	4.5	$2,947
Vested and exercisable - September 30, 2016		1,783	11.57	4.5	2,925
Vested and expected to vest - September 30, 2016		1,787	11.56	4.5	2,947
(1) In the first quarter of 2016, the Company reserved an additional 2.0 million shares of its common stock for future issuance under the 2011 Plan.

The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2016 and 2015 was $0.5 million and $0.6 million, respectively, and $0.8 million and $6.4 million for stock options exercised during the nine months ended September 30, 2016 and 2015, respectively. The total grant date fair value of stock options vested during the three months ended September 30, 2016 and 2015 was $0.2 million and $0.8 million, respectively, and $1.2 million and $2.6 million for stock options vested during the nine months ended September 30, 2016 and 2015, respectively.

Restricted Stock Units
The summary of RSU activity, which includes performance-based restricted stock units (“PBRSUs”), is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested units - December 31, 2015	2,490	$13.35
Granted	2,620	10.96
Vested	(917)	13.3
Forfeited	(522)	13.32
Non-vested units - September 30, 2016	3,671	11.62	$39,235

The total grant date fair value of RSUs vested during the three months ended September 30, 2016 and 2015 was $2.9 million and $3.7 million, respectively, and $9.0 million and $10.8 million during the nine months ended September 30, 2016 and 2015, respectively.

In October 2013, the Board of Directors approved net-share settlement for tax withholdings on RSU vesting. During the nine months ended September 30, 2016, the Company withheld issuing 319,434 shares of its common stock based on the value of the RSUs on their vesting dates as determined by the Company’s closing common stock price. Total payments to taxing authorities for employees’ minimum tax obligations were $3.1 million for the nine months ended September 30, 2016, and were recorded as a reduction to additional paid-in capital and reflected as a financing activity within the condensed consolidated statements of cash flows. The net-share settlements reduced the number of shares that would have otherwise been issued on the vesting date and increased the number of shares reserved for future issuance under the 2011 Plan.

Stock-Based Compensation Related to Employees and Directors
The fair value of RSUs granted to employees and directors is measured by reference to the fair value of the underlying shares on the date of grant.

PBRSUs granted during the three months ended September 30, 2016 contain service and performance conditions that affect the quantity of awards that will vest. PBRSUs granted during the nine months ended September 30, 2016 contain service, performance, and market conditions that affect the quantity of awards that will vest. PBRSUs granted during the nine months ended September 30, 2015 contain both service and performance conditions that affect the quantity of awards that will vest. During the three months ended September 30, 2016 and 2015, the Company granted 19,375 and nil PBRSUs, respectively. During the nine months ended September 30, 2016 and 2015, the Company granted 115,657 and 54,375 PBRSUs, respectively. The Company estimates the grant date fair value of PBRSUs which include market conditions using the Monte Carlo simulation model which is only applicable to the PBRSUs that contain service and market conditions granted during the nine months ended September 30, 2016. The weighted-average assumptions used to estimate the fair value of PBRSUs with market conditions and the resulting fair values are as follows:

Nine Months Ended September 30,
2016
Dividend yield	—%
Risk-free rate	1.08%
Expected volatility	38%
Expected term - in years	4
Grant date fair value	$6.28

Stock-based compensation expense related to stock options granted to employees and directors was $0.1 million and $0.7 million for the three months ended September 30, 2016 and 2015, respectively, and $0.9 million and $2.2 million for the nine months ended September 30, 2016 and 2015, respectively. Stock-based compensation expense related to RSUs granted to employees and directors was $4.1 million and $3.7 million for the three months ended September 30, 2016 and 2015, respectively, and $12.8 million and $10.5 million for the nine months ended September 30, 2016 and 2015, respectively. Stock-based compensation expense related to PBRSUs granted to employees was $0.1 million and $0.2 million for the three month periods ended September 30, 2016 and 2015, respectively, and $0.5 million for each nine month period ended September 30, 2016 and 2015.

As of September 30, 2016, there was $0.1 million and $38.5 million of unrecognized compensation cost related to stock options and RSUs, including PBRSUs, respectively, which is expected to be recognized over a weighted-average period of 0.1 years and 2.7 years, respectively. Future grants of equity awards will increase the amount of stock-based compensation expense to be recorded.

Stock Repurchase Program
On February 10, 2015, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company is authorized to repurchase up to $75.0 million of its outstanding common stock with no expiration date from the date of authorization. In March 2016 and May 2016, the Company increased its share repurchase program by $25 million and $50 million, respectively, for a total amount authorized of $150 million. As of September 30, 2016, the Company repurchased $76.9 million of the outstanding common stock. Under the program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The share repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. The Company repurchased shares of its common stock in the open market, which were retired upon repurchase. The purchase price for the repurchased shares is reflected as a reduction to common stock and retained earnings in the Company's condensed consolidated balance sheet. Share repurchase activity during the period presented was as follows (in thousands, except per share data):

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased
Cumulative repurchase activity as of December 31, 2015	1,993	$13.12	$26,175
Repurchase activity during the period	5,022	10.11	50,752
Cumulative repurchase activity as of September 30, 2016	7,015	$10.97	$76,927

14.	Income Taxes
The Company uses an estimated annual effective tax rate based upon a projection of its annual fiscal year results to measure the income tax benefit or expense recognized in each interim period. The Company’s effective tax rate, including the impact of discrete benefit items, was 36% and 38% for the three months ended September 30, 2016 and 2015, respectively, and 37% and 38% for the nine month periods ended September 30, 2016 and 2015, respectively.

The Company's 2013 through 2015 tax periods are open to examination by the Internal Revenue Service and the 2011 through 2015 tax periods are open to examination by most state tax authorities. Inventus's federal income tax return for fiscal year 2013 is currently under examination by the Internal Revenue Service and at this time, although the outcome is subject to significant uncertainty, the Company believes it has valid positions supporting its tax return and does not expect that proposed adjustments, if any, would be material to the Company's consolidated financial statements.

15.	Related-Party Transactions
During the three month periods ended September 30, 2016 and 2015, four and three members, respectively, of the Company’s Board of Directors also served on the boards of directors of RPX clients. During the nine months ended September 30, 2016 and 2015, four and five members, respectively, of the Company's Board of Directors also served on the boards of directors of RPX clients. The Company recognized subscription revenue from these clients in the amount of $2.4 million and $2.3 million for the three month periods ended September 30, 2016 and 2015, respectively, and $7.3 million and $6.9 million for the nine month periods ended September 30, 2016 and 2015, respectively. The Company recognized selling, general, and administrative expenses from products and services provided by these clients of $0.2 million and $0.1 million for the three month periods ended September 30, 2016 and 2015, respectively, and $0.6 million and $0.2 million for the nine month periods ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, there were $0.1 million and nil receivables, respectively, due from these clients. These transactions with related-parties were conducted on terms equivalent to those prevailing in arm's length transactions.

16.	Segment Reporting
Operating segments are components of an enterprise about which separate financial information is available. Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. Prior to the acquisition of Inventus in January 2016, the Company’s Chief Executive Officer reviewed financial information presented on a consolidated basis and, as a result, the Company concluded that there was only one operating and reportable segment. Subsequent to the acquisition of Inventus (see Note 7, Business Combinations), the Company's Chief Executive Officer reviews separate financial information for the patent risk management and discovery services businesses. Therefore as of January 2016, the Company has two reportable segments: 1) patent risk management which generates its revenues primarily from membership subscriptions, premiums earned from insurance policies, and management fees for marketing, underwriting, and claim management and 2) discovery services which generates its revenues primarily from fees generated for data collection, hosting and processing, project management, and document review services. There are no material internal revenue transactions between these two reportable segments.

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

Summarized financial information by segment for the three and nine months ended September 30, 2016 utilized by the Company's chief operating decision maker is as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016

Patent Risk Management
Revenue	$70,474	$203,482
Cost of revenue	41,555	123,337
Selling, general and administrative expenses	17,575	59,112
Operating income	11,344	21,033
Stock-based compensation, including related taxes	4,205	13,974
Depreciation and amortization	41,226	122,402
Adjusted EBTIDA	$56,775	$157,409

Discovery Services
Revenue	$17,987	$47,823
Cost of revenue	9,275	24,229
Selling, general and administrative expenses	6,040	17,302
Operating income	2,672	6,292
Stock-based compensation, including related taxes	136	365
Depreciation and amortization	2,499	6,910
Adjusted EBTIDA	$5,307	$13,567

Consolidated
Revenue	$88,461	$251,305
Cost of revenue	50,830	147,566
Selling, general and administrative expenses	23,615	76,414
Operating income	$14,016	$27,325

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
United States	$50,068	56%	$42,352	62%	$144,720	58%	$139,347	64%
Japan	11,192	13	8,921	13	29,105	12	27,406	12
Korea	5,480	6	7,290	11	19,819	8	21,259	10
Rest of world	21,721	25	9,649	14	57,661	22	31,038	14
Total revenue	$88,461	100%	$68,212	100%	$251,305	100%	$219,050	100%

The following table reconciles the Company's subtotal segment Adjusted EBITDA to consolidated net income:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016

Subtotal segment adjusted EBITDA	$62,082	$170,976
Depreciation and amortization	43,725	129,312
Stock-based compensation, including related taxes	4,341	14,339
Interest and other income (expense), net	(1,250)	(994)
Provision for income taxes	4,651	9,829
Net income	$8,115	$16,502

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

We believe that our acquisitions of patent assets are a key driver of the value that we create for our clients. We measure patent asset acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital. During the nine months ended September 30, 2016, we completed 66 acquisitions of patent assets and our gross and net patent acquisition spend totaled $135.8 million and $71.9 million, respectively. From our inception through September 30, 2016, we have completed 373 acquisitions of patent assets with gross and net patent acquisition spend of $2.2 billion and $901.9 million, respectively.

Insuring against the costs of patent litigation is a natural extension of our core defensive patent acquisition service. In August 2012, we started to offer patent infringement liability insurance, which is a liability insurance policy for operating companies that covers certain costs associated with patent infringement lawsuits. The insurance product complements our core defensive patent acquisition service, enabling policyholders to better manage and mitigate the risk of patent litigation. In connection with an evolution in the way that we sell insurance policies, during March 2014 we formed a reinsurance company to assume a portion of the underwriting risk on insurance policies that we issue on behalf of a Lloyd’s of London underwriting syndicate. We began issuing new policies under the reinsurance model in May 2014. As of September 30, 2016, we had a total of 163 active insurance policies. The effect of the insurance policies that we have issued or assumed through our reinsurance business was not material to our results of operations or financial condition for the nine months ended September 30, 2016 or 2015.

During the nine months ended September 30, 2016 and 2015, revenue from our patent risk management solution was $203.5 million and $219.1 million, respectively. Our patent risk management client count, which includes both clients who receive our defensive patent acquisition service and our insurance service, increased by 73 clients during the nine months ended September 30, 2016, bringing our total client network to 328 as of September 30, 2016.

Discovery Services
In January 2016, through our wholly-owned subsidiary Inventus, we began offering technology-enabled discovery services to assist leading law firms and corporate legal departments manage costs and risks related to the litigation discovery process. Our more than 1,000 discovery services clients in nearly a dozen countries benefit from our discovery services solution, which includes data hosting and backup, data processing and collection, project management, document review, and traditional document production. All of these services are designed to streamline the administration of litigation, investigations, and regulatory compliance. During the nine months ended September 30, 2016, revenue from our discovery services was $47.8 million. Certain of our discovery services operations are denominated in currencies other than the U.S. Dollar, primarily the British Pound and the European Euro, and therefore these operations are exposed to foreign exchange rate fluctuations.

Our discovery services solution focuses on the process of consolidation and organization of data into meaningful discovery information powered by a mix of third-party and proprietary software. This allows our discovery services clients to efficiently and effectively manage a portfolio of litigation discovery matters in a central location.
Key Components of Results of Operations
Revenue
Subscription revenue includes membership subscriptions to our defensive patent aggregation services, premiums earned from insurance policies, and management fees. Historically, the majority of our revenue has consisted of fees paid by our clients under subscription agreements. Subscription revenue will be positively or negatively impacted by the financial performance of our patent risk management clients since their subscription fees typically reset annually based upon their most recently reported annual financial results. Additionally, in August 2012, we launched our insurance product and started to recognize insurance premium revenue from the insurance policies that we underwrite. As the primary insurer, we had been recognizing the full insurance premium as revenue. In May 2014, we began to assume a portion of the underwriting risk on insurance policies that we issue on behalf of a Lloyd's of London underwriting syndicate, and as a result we recognize only the portion of the underwriting risk that we assume. In addition, we receive management fees for marketing, underwriting, and claims management services. Although we expect this revenue to increase as we sell more insurance policies in the future, for the nine months ended September 30, 2016 and 2015, insurance premium revenue was not material to our results of operations.

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

Our cost of revenue for the patent risk management solution is primarily driven by the amortization of previously acquired patent assets, which are typically amortized over an estimated useful life of 24 to 60 months. From time to time, we may acquire patent assets that are valuable to our clients and prospects with an estimated useful life that is significantly less than the historical weighted-average of patent assets previously acquired, resulting in increased patent asset amortization expense in periods immediately following the acquisition. Estimating the economic useful lives of our patent assets depends on various factors including whether we acquire patents or licenses to patents, and the remaining statutory life of the underlying patents, either of which could result in shorter amortization periods. We believe that amortization periods of patent assets to be acquired in future periods may be amortized over shorter periods than the historical weighted-average of 42 months. We expect our cost of revenue from our patent risk management solution to increase in the future as we add additional patent assets to our existing portfolio to support our existing and future clients and as our insurance business grows.

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

Interest and Other Income (Expense), Net
Interest and other income (expense), net consists of interest income earned on our cash, cash equivalents and short-term investments, interest expense incurred on our term debt, gains or losses due to foreign currency fluctuations, as well as changes in fair value of our deferred payment obligations.

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

Other than the adoption of the revenue recognition policies related to the acquired discovery services solution, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2016, as compared to the significant accounting policies presented under the heading “Basis of Presentation and Significant Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$88,461	$68,212	$251,305	$219,050
Cost of revenue	50,830	37,639	147,566	109,383
Selling, general and administrative expenses	23,615	18,773	76,414	57,229
Gain on sale of patent assets, net	—	—	—	(592)
Operating income	14,016	11,800	27,325	53,030
Interest and other income (expense), net	(1,250)	876	(994)	1,931
Income before provision for income taxes	12,766	12,676	26,331	54,961
Provision for income taxes	4,651	4,842	9,829	21,066
Net income	$8,115	$7,834	$16,502	$33,895

The following table sets forth our condensed consolidated statement of operations data as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	100%	100%	100%	100%
Cost of revenue	57	55	59	50
Selling, general and administrative expenses	27	28	30	26
Gain on sale of patent assets, net	—	—	—	—
Operating income	16	17	11	24
Interest and other income (expense), net	(1)	1	(1)	1
Income before provision for income taxes	15	18	10	25
Provision for income taxes	5	7	4	10
Net income	10%	11%	6%	15%

Revenue
Our revenue for the three months ended September 30, 2016 was $88.5 million compared to $68.2 million during the same period a year prior, an increase of $20.3 million, or 30%. Subscription revenue, which includes membership subscriptions to our defensive patent aggregation services, premiums earned from insurance policies, and management fees, for the three months ended September 30, 2016 was $62.4 million compared to $68.2 million for the three months ended September 30, 2015. The decrease in subscription revenue was primarily attributable to a decrease of $6.4 million from clients who joined our network prior to September 30, 2015 partially offset by an increase in membership fees and insurance premiums of $0.6 million from new clients who joined our network subsequent to September 30, 2015. As of September 30, 2016, our patent risk management client network increased to 328 companies as compared to 245 as of September 30, 2015, primarily attributable to the addition of insurance clients.

Discovery revenue, which includes fees generated from data collection, hosting and processing, project management, and document review services, for the three months ended September 30, 2016 was $18.0 million compared to nil in the same period a year prior as we acquired Inventus in January 2016.

Revenue for the three months ended September 30, 2016 and 2015 included fee-related revenue of $8.1 million and nil, respectively.

Our revenue for the nine months ended September 30, 2016 was $251.3 million compared to $219.1 million during the same period a year prior, an increase of $32.2 million, or 15%. Subscription revenue, which includes membership subscription services to our defensive patent aggregation services, premiums earned from insurance policies, and management fees, for the nine months ended September 30, 2016 was $192.7 million compared to $202.0 million for the nine months ended September 30, 2015. The decrease in subscription revenue was primarily attributable to a decrease of $13.1 million from clients who joined our network prior to

September 30, 2015 partially offset by an increase in membership fees and insurance premiums of $3.8 million from new clients who joined our network subsequent to September 30, 2015.

Discovery revenue, which includes fees generated from data collection, hosting and processing, project management, and document review services, for the nine months ended September 30, 2016 was $47.8 million compared to nil in the same period a year prior as we acquired Inventus in January 2016.

Revenue for the nine months ended September 30, 2016 and 2015 included fee-related revenue of $10.7 million and $17.1 million, respectively. The decrease in fee-related revenue was primarily attributable to a success fee earned in relation to a particularly large syndicated acquisition recognized during the nine months ended September 30, 2015.

Cost of Revenue
Our cost of revenue for the three months ended September 30, 2016 was $50.8 million compared to $37.6 million during the same period a year prior, an increase of $13.2 million, or 35%. The increase was primarily attributable to the cost of revenue for discovery services of $9.3 million associated with Inventus, which we acquired in January 2016 and therefore has no comparable cost of revenue for the three months ended September 30, 2015. This increase was also attributable to a $4.2 million increase in patent amortization expense as a result of an increase in our patent assets and shorter than historical amortization periods for certain patent assets acquired subsequent to September 30, 2015. Patent assets acquired during the three months ended September 30, 2016 had a weighted-average amortization period of 28 months months compared with the historical weighted-average since our inception of 42 months. These increases in cost of revenue were partially offset by a $0.4 million decrease in costs incurred to maintain and prosecute patents and patent applications included in our portfolio, conduct inter partes reviews and prior art searches.

Our cost of revenue for the nine months ended September 30, 2016 was $147.6 million compared to $109.4 million during the same period a year prior, an increase of $38.2 million, or 35%. The increase was primarily attributable to the cost of revenue for discovery services of $24.2 million associated with Inventus, which we acquired in January 2016 and therefore has no comparable cost of revenue for the nine months ended September 30, 2015. This increase is also attributable to an $15.5 million increase in patent amortization expense as a result of an increase in our patent assets and shorter than historical amortization periods for certain patent assets acquired subsequent to September 30, 2015. Patent assets acquired during the nine months ended September 30, 2016 had a weighted-average amortization period of 27 months compared with the historical weighted-average since our inception of 42 months. These increases are partially offset by a $1.4 million decrease in expenses incurred to conduct inter partes reviews and prior art searches.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended September 30, 2016 were $23.6 million compared to $18.8 million during the same period a year prior, an increase of $4.8 million, or 26%. The increase was primarily due to discovery services selling, general, and administrative expenses of $6.0 million associated with Inventus which we acquired in January 2016 and therefore has no comparable selling, general, or administrative expenses for the three months ended September 30, 2015. This was partially offset by decreases in personnel-related costs in the patent risk management business primarily attributable to decreasing our headcount.

Our selling, general and administrative expenses for the nine months ended September 30, 2016 were $76.4 million compared to $57.2 million during the same period a year prior, an increase of $19.2 million, or 34%. The increase was primarily due to discovery services selling, general, and administrative expenses of $17.3 million associated with Inventus which we acquired in January 2016 and therefore has no comparable selling, general, or administrative expenses for the nine months ended September 30, 2015. The increase was also due to $1.9 million of other selling, general and administrative expenses incurred in relation to our acquisition of Inventus and $0.6 million incurred for other general corporate expenses. These increases in selling, general, and administrative expenses were partially offset by a $0.6 million decrease in personnel-related costs in the patent risk management business primarily attributable to decreasing our headcount.

Interest and Other Income (Expense), Net
Our interest and other expense, net for the three months ended September 30, 2016 was $1.3 million compared to interest and other income, net of $0.9 million during the same period a year prior, a decrease of $2.2 million. The decrease was primarily due to $0.9 million of interest expense on our term debt, $0.7 million decrease in fair value adjustments on our deferred payment obligations, and $0.7 million of realized and unrealized foreign currency losses.

Our interest and other expense, net for the nine months ended September 30, 2016 was $1.0 million compared to interest and other income, net of $1.9 million during the same period a year prior, a decrease of $2.9 million. The decrease was primarily due to $2.2 million of interest expense on our term debt, $1.7 million of realized and unrealized foreign currency losses which were partially offset by a $1.1 million increase in fair value adjustments and gains on extinguishment on our deferred payment obligations.

Provision for Income Taxes
Our provision for income taxes was $4.7 million and $4.8 million for the three months ended September 30, 2016 and 2015. Our effective tax rate, including the impact of discrete benefit items, was 36% and 38% for the three months ended September 30, 2016 and 2015.

Our provision for income taxes was $9.8 million and $21.1 million for the nine months ended September 30, 2016 and 2015. Our effective tax rate, including the impact of discrete benefit items, was 37% and 38% for the nine month periods ended September 30, 2016 and 2015, respectively.
Liquidity and Capital Resources
We have financed substantially all of our operations and patent asset acquisitions through subscription and other fees collected from our clients, patent-seller financing, the sale of equity securities, and from borrowing through term loan facilities. As of September 30, 2016, we had $87.2 million of cash and cash equivalents and $95.5 million in short-term investments. On January 22, 2016, we paid consideration of $232 million in cash, net of working capital adjustments, at the closing of the Inventus acquisition. On February 26, 2016, we entered into a credit agreement for a $100 million five-year term facility and a $50 million five-year revolving credit facility. As of September 30, 2016, the revolving credit facility remains undrawn. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future capital needs will depend on many factors, including, among other things, our acquisition of patent assets, addition and renewal of client membership agreements, growth of our insurance and discovery services businesses and development of new products and services. We may experience an increased level of patent acquisition spending as our business grows. We expect our cash used in investing activities to increase in the future as we acquire additional patent assets. We expect our cash used in financing activities to increase in the future as we execute our stock repurchase program by purchasing RPX shares. Additionally, we may enter into potential investments in, or acquisitions of, complementary businesses which could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$119,799	$138,532
Net cash used in investing activities	(171,008)	(110,331)
Net cash provided by (used in) financing activities	43,685	(1,652)
Foreign-currency effect on cash and cash equivalents	(291)	—
Net increase (decrease) in cash and cash equivalents	$(7,815)	$26,549

Cash Flows from Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2016 was $119.8 million, consisting of adjustments for non-cash items of $139.7 million, changes in working capital and non-current assets and liabilities of $36.4 million and net income of $16.5 million. Non-cash adjustments to net income primarily consisted of $129.3 million of depreciation and amortization, $14.1 million of stock-based compensation, an unrealized loss of $2.0 million due to foreign currency fluctuations, $1.6 million of amortization of premium on investments, $0.9 million of other cash movements, and $0.3 million realized loss on our sale of short-term investments, partially offset by $6.0 million net increase in our deferred taxes, $1.9 million of fair value adjustments on our deferred payment obligations and $0.5 million gain on extinguishment of our deferred payment obligation. The change in working capital and non-current assets and liabilities resulted primarily from a $13.1 million decrease in deferred revenue, an increase in our prepaid expenses and other assets of $11.2 million, a $8.2 million increase in accounts receivable, a $3.7 million decrease in our accrued and other liabilities, and a $0.3 million decrease in accounts payable.

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

Cash Flows from Investing Activities
Cash used in investing activities for the nine months ended September 30, 2016 was $171.0 million, of which $228.5 million was used for the acquisition of Inventus, net of cash received, $71.0 million was used to acquire patent assets, and $3.0 million was used to acquire property and equipment, partially offset by $131.0 million net sales and maturities of short-term investments primarily used to fund the acquisition of Inventus, and a $0.4 million decrease in our restricted cash balances.

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

Cash Flows from Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2016 was $43.7 million, of which $100.0 million represented proceeds from the issuance of long-term debt and $3.7 million was received from the proceeds of stock option exercises, which were partially offset by $50.8 million used to repurchase our common stock under our share repurchase program, $3.1 million used in taxes paid related to net-share settlements of restricted stock units, payments of principal on our long-term debt of $2.5 million, and $2.0 million for payments of issuance costs related to our long-term debt.

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
Contractual Obligations and Commitments
Commitments
We generally do not enter into long-term minimum purchase commitments. Our principal long-term commitments consist of obligations under operating leases for office space. Other than certain commitments obtained through our acquisition of Inventus as shown below, there were no substantial changes to our contractual obligations and commitments during the nine months ended September 30, 2016 as compared to our contractual obligations and commitments presented under the heading “Contractual Obligations and Commitments” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the heading “Commitments and Contingencies” in Note 10 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on February 26, 2016.

The aggregate future non-cancelable minimum lease payments from the operating leases acquired through our acquisition of Inventus are as follows as of September 30, 2016 (in thousands):

2016	296
2017	1,148
2018	1,135
2019	904
2020	619
Thereafter	838
Future non-cancelable minimum operating lease payments	$4,940
Less: minimum payments to be received from non-cancelable subleases	(629)
Total future non-cancelable minimum operating lease payments, net	$4,311

Through our acquisition of Inventus, we also acquired a three year contractual commitment totaling $5.3 million related to its third-party discovery service software license, of which $1.8 million remains unpaid as of September 30, 2016 and will be paid within twelve months.

Debt
On February 26, 2016, we entered into the Credit Agreement which provided for the Term Facility and the Revolving Credit Facility. As of September 30, 2016, the total balance outstanding on the Term Facility is $97.5 million, and the Revolving Credit Facility remains undrawn. Our debt facilities and repayment schedule are described in more detail in Note 11, "Debt," in Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities
In February 2015, our Board of Directors authorized the repurchase of up to $75.0 million of our outstanding shares of common stock. In March and May 2016, we increased our share repurchase program by $25 million and $50 million, respectively, for a total amount authorized of $150 million. As part of the share repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined in our discretion and will depend on factors such as cash generation from operations, other cash requirements, economic and market conditions, stock price and legal and regulatory requirements. The share repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. As of September 30, 2016, we had repurchased an aggregate of 7.0 million shares of common stock in the open market for $76.9 million under the share repurchase program.
Off Balance Sheet Arrangements
At September 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk
Our subscription agreements are denominated in U.S. Dollars and, therefore, our subscription revenue is not currently subject to significant foreign currency risk. Certain of our discovery services operations are denominated in currencies other than the U.S. Dollar, primarily the British Pound and the European Euro, and therefore these operations are exposed to foreign exchange rate fluctuations, particularly in light of the referendum in the United Kingdom in which voters approved an exit from the European Union, commonly referred to as "Brexit," and other recent political developments. Our expenses are incurred primarily in the United States, with a portion of expenses incurred and denominated in the currencies where our international offices are located. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Japanese Yen and European Euro relative to the U.S. Dollar, including changes due to Brexit. To date, we have not entered into any foreign currency hedging contracts.

Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of cash equivalents and short-term investments and our long-term debt.

As of September 30, 2016, the Company had an outstanding term facility with a five-year maturity with an aggregate carrying amount of $100 million, which bears interest at the Company's option equal to either a base rate plus a margin ranging from 1.25% to 1.75% per annum LIBOR plus a margin ranging from 2.25% to 2.75% per annum, based upon the ratio of the Company's debt to consolidated EBITDA ratio. A hypothetical 100 BPS increase or decrease in LIBOR would increase or decrease the interest expense on our term facility by approximately $0.6 million for the nine months ended September 30, 2016.

We had cash, cash equivalents and short-term investments of $182.7 million as of September 30, 2016. Our cash balances deposited in U.S. banks are non-interest bearing and insured up to the Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents consist primarily of commercial paper, institutional money market funds, and municipal bonds denominated primarily in U.S. Dollars. Interest rate fluctuations affect the returns on our invested funds.

As of September 30, 2016, our short-term investments of $95.5 million were primarily invested in municipal and corporate bonds maturing between 90 days and 12 months, U.S. government and agency securities, commercial paper, and equity securities. As of September 30, 2016, our investments were primarily classified as available-for-sale and, consequently, were recorded at fair value in the condensed consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in the fair value of an asset below its carrying value is other-than-temporary. As of September 30, 2016, we had not recorded any impairment charges related to our investments in the condensed consolidated statement of operations.

A hypothetical change in our interest rates of 10% during the nine months ended September 30, 2016 would not have had a material impact on the fair value of our investments.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 which were identified in connection with management's evaluation required by Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If the market for our solutions develops more slowly than we anticipate, or if competitors introduce new solutions that compete with ours, we may be unable to renew our memberships, sell insurance policies or attract new clients at favorable prices based on the same pricing model we have historically used. In the future, it is possible that competitive dynamics in our market may require us to change our pricing model, reduce our subscription fee rates, or consider adding new pricing programs or discounts, which would likely harm our operating results. If we introduce a higher rate card for our subscription business in the future, it may be more difficult for us to attract new clients. In order to attract new clients and retain existing clients, in certain cases we have previously offered, and may in the future offer, discounts or other contractual incentives to clients who execute multi-year subscription agreements or who make client referrals.

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
Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. As of September 30, 2016, the weighted-average term of our subscription agreements with our current clients since the inception of those agreements was 2.7 years. As our overall membership base grows, we expect our rate of client renewals to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements has decreased and may continue to decrease further. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

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

Additionally, we face risks from laws that could be passed or changed in the future, including in the United Kingdom as a result of Brexit. Since a significant portion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, Brexit could materially affect the regulatory regime in the United Kingdom. Changes in laws and regulations regarding data protection, privacy, network security, or encryption may affect our discovery management solution. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new or existing laws or regulations could be difficult and expensive, affect the manner in which we conduct our business and negatively impact our business, prospects, financial condition and results of operations.

We receive a significant amount of our revenues from a limited number of clients, and if we are not able to obtain membership renewals from these clients, our revenue may decrease substantially.
We receive a significant amount of our revenue from a limited number of clients. For example, during the nine months ended September 30, 2016, our 10 highest revenue-generating clients accounted for approximately 28% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients chooses not to renew its membership, or if our subscription fees from one of these clients decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

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

If the Inventus security measures are breached, our discovery services solution may be perceived as not being secure, clients may curtail or stop using our discovery services, and we may incur significant legal and financial exposure.
We process, store, and transmit large amounts of data, including personal information, for our discovery services clients, and a security breach would expose us to a risk of loss of this information, litigation, and potential liability.  Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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
Our operations and performance depend significantly on worldwide economic conditions, and the United States and world economies have recently and may continue to experience weak economic conditions. In particular, the economics of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector, and uncertainty over the future of the Euro zone, including instability surrounding Brexit. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material negative effect on the demand for our solution. Furthermore, if our clients experience reduced operating income or revenues as a result of economic conditions or otherwise, it would reduce their subscription fees because those fees are generally reset annually based on the clients’ operating income or revenue. If the subscription fees payable under our subscription agreements are reduced substantially, it would have an adverse effect on our business and results of operations.

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
On February 26, 2016, we entered into the Credit Agreement which provided for the Term Facility the Revolving Credit Facility. As of September 30, 2016, the total balance outstanding on the Term Facility is $97.5 million, and the Revolving Credit Facility remains undrawn.
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
Since our initial public offering in May 2011, our stock price has traded as high as $31.41 per share and as low as $8.55 per share. Further, our common stock has a limited trading history and an active trading market for our common stock may not be sustained in the future. The market price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	variations in our financial condition and operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	addition or loss of significant clients;

•	adoption or modification of laws, regulations, policies, procedures or programs applicable to our business, including those related to the enforcement of patent claims;

•	announcements of technological innovations, new products and services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of members of our Board of Directors, management team or other key personnel;

•	market conditions in our industry;

•	the impact of macroeconomic, market, and political factors and trends, including in light of Brexit and other recent political developments;

•	price and volume fluctuations in the overall stock market or resulting from inconsistent trading volume levels of our shares;

•	lawsuits threatened or filed against us;

•	any change in our stock repurchase program;

•	sales of our common stock by us or our stockholders;

•	outstanding debt service obligations and repayment thereof; and

•	the opening or closing of our employee trading window.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Stock repurchase activity during the three months ended September 30, 2016 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value that May Yet be Purchased Under the Programs (1)
July 31, 2016	542,333	$9.75	542,333	$79,464,790
August 31, 2016	268,707	10.60	268,707	76,616,706
September 30, 2016	338,192	10.48	338,192	73,072,454
	1,149,232		1,149,232
(1) On February 10, 2015, the Company announced that its Board of Directors has authorized a share repurchase program under which the Company is authorized to repurchase up to $75.0 million of its outstanding common stock with no expiration date from the date of authorization. In March 2016 and May 2016, the Company increased its share repurchase program by $25 million and $50 million, respectively, for a total amount authorized of $150 million. As of September 30, 2016, the Company repurchased $76.9 million of the outstanding common stock. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The Company’s share repurchase program does not obligate it to acquire any specific number of shares.

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

RPX CORPORATION
(Registrant)

Date:	November 4, 2016	By:	/s/ JOHN A. AMSTER
John A. Amster
Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2016	By:	/s/ ROBERT H. HEATH
Robert H. Heath
Chief Financial Officer
(Principal Financial Officer)