Form 10-K
period 2016-12-31
RPX Corp
filed 2017-02-28
CIK 1509432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————
FORM 10-K
————————————————
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
None
————————————————
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  [ ]     NO [ x ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  [ ]     NO [ x ]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  [ x ]     NO [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  [ x ]     NO [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ x ]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $439.8 million as of June 30, 2016, which is the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The NASDAQ Global Select Market reported for such date. Shares of common stock held by each officer and director and affiliates were excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 48,526,180 shares of the registrant’s common stock issued and outstanding as of February 17, 2017.

Documents Incorporated by Reference:
Portions of the Definitive Proxy Statement for registrant’s 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”), are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2017 Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2016.

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions which, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. Forward-looking statements include statements regarding our business strategies and business model, products, benefits to our clients, future financial results and expenses, our acquisition of Inventus Solutions, Inc. ("Inventus"), our patent acquisition spending, and our competitive position. These statements are based on the beliefs and assumptions of our management based on information currently available. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
PART I.

Item 1.	Business.
Overview
RPX Corporation (together with its subsidiaries, “RPX”, “the Company”, “our”, “we” or “us”) was incorporated on July 15, 2008 in the state of Delaware. We help companies reduce patent litigation risk and corporate legal expense through two primary service offerings: our patent risk management services and our discovery services.

Our patent risk management services reduce transaction costs incurred by owners of patents and prospective licensees of those patents compared to transactions driven by actual or threatened litigation. The core of this service is defensive patent aggregation, in which we acquire patents or licenses to patents that are being or may be asserted by patent owners against our clients. We refer to acquired patents, licenses to patents, covenants not to sue, and other patent rights collectively as "patent assets." When we acquire patent assets, we generally provide to our clients non-exclusive sub-licenses to those patent assets. We believe our patent risk management efforts allow clients to mitigate patent risk at a lower cost than they would be able to achieve through other approaches. As part of our services, we also provide our clients with access to proprietary patent market intelligence and data.

Insuring defendants against the cost of patent litigation is a natural extension of our defensive patent aggregation services. We offer patent litigation insurance that covers certain costs associated with patent infringement lawsuits, and we assume a portion of the underwriting risk on these insurance policies that we issue on behalf of a Lloyd's of London underwriting syndicate. Our insurance product helps policyholders manage and cap their risk of patent litigation. We are responsible for claims management and provide pre-litigation support to our policyholders based on our proprietary patent market data, which helps them manage their patent risk efficiently.

Our discovery services offering helps clients manage the costs and risks related to the legal discovery process through the use of technology and a comprehensive managed services model. Our approach is designed to streamline the administration of litigation matters, internal and external investigations, regulatory compliance, and other matters by offering a wide range of technology-enabled services including document collection and processing, document review, document production, and project management. Our discovery services clients include corporations and law firms.

Revenue from our patent risk management services constituted 80%, 100%, and 100% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. Revenue from our discovery services constituted 20%, 0%, and 0% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively, as we began offering these services in 2016 as a result of our acquisition of Inventus Solutions, Inc.
The Markets

Patent Risk Management Market
The United States Constitution empowers Congress “to promote the progress of science and the useful arts by securing for limited times to authors and inventors the exclusive right to their respective writings and discoveries” through the grant of patents.

Patent rights are a key component of a knowledge-based economy and are assets that can be bought, sold or licensed. We refer to the market in which participants exchange value — whether through the sale or licensing of patents — as the “patent market.”

Monetization of Patents
Historically, the following fundamental attributes of patents have enabled patent monetization:

•
Patents Provide a Limited Monopoly – In exchange for public disclosure of an invention, a patent owner is granted a monopoly over the use of a patented invention for a specified period, typically 20 years from the filing of the patent application.

•
Patents Confer Negative Rights – Patent rights are negative rights, meaning that they generally enable a patent owner to exclude others from commercial exploitation of a patented invention, regardless of whether the patent owner has the resources to manufacture or commercialize the invention. As the owner of a negative right, a patent owner has recourse through litigation to prevent others from using, making, offering for sale or selling the patented invention. Even when the patented invention is only a component of a broader product or service, the negative right can be enforced against any product or service that practices the claims of the patented invention.

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

More recently, several developments have increased opportunities for patent monetization and created an environment that is more favorable to investing in patents for the purpose of generating financial returns. These developments include:

•
Improved Search Capabilities – The entire database of United States patents is searchable on the Internet, enabling patent investors to quickly identify patents and their owners. The Internet also makes it much easier for patent owners to identify and research products and services that may practice the claims of their patented inventions.

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

•
Technology Convergence – Complex products, such as smartphones, incorporate numerous technology components, and a constantly expanding set of features and services, including touchscreens, Internet access, streaming video, media playback, app downloads, and Wi-Fi, Bluetooth, and other connectivity options. The addition of features and services often exposes these products to additional claims of patent infringement.

•
Technology Diffusion – As the costs of certain technologies decline — especially computing and communications technologies — these technologies are often integrated into previously discrete products. For example, it is increasingly common to find Internet connectivity embedded into devices such as thermostats, security cameras, and garage door openers. The diffusion of new, patented technologies into these products may expose these products to claims of patent infringement.

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

Emergence and Growth of Non-practicing Entities ("NPEs")
NPEs do not create or sell products or services that "practice" the claims of their patented inventions, but instead monetize patents through sale, licensing agreements, or the pursuit of litigation settlements. Some NPEs obtain patents through their own research and development efforts, while others accumulate patents through acquisitions. NPEs have become a major factor in the patent market and an important source of liquidity for patent owners.

Operating companies can incur significant costs to defend themselves against patent assertions by NPEs. At a minimum, companies faced with an assertion letter typically respond to the assertion letter and evaluate the patents being asserted. If the assertion proceeds to litigation, costs grow substantially. Because NPEs generally do not create or sell their own products or services, they are not susceptible to counter-assertion, a common defensive strategy in patent disputes between operating companies.

We believe that the amount of capital raised by NPEs is currently in the billions of dollars. Some of the large awards and settlements received by NPEs have resulted in extensive media coverage, contributing to a significant influx of capital into the patent market. NPE activity has declined somewhat over the past year, partially due to the impact of Patent Trial and Appeal Board challenges and the Supreme Court's 2014 decision in Alice Corp. v. CLS Bank International. However, as of December 31, 2016, more than 4,700 NPEs have been identified by RPX as active either in patent infringement litigation or patent transactions leading to patent litigation since 2005. In addition, many individual inventors and universities are also using litigation or threat of litigation to monetize patents.

Discovery Services Market
Organizations across the world spend billions of dollars each year on the legal discovery process through internal discovery service resources or through outsourced options such as law firms or businesses that offer distinct discovery support services.

The proliferation of documents generated through electronic communications and office software products as well as increasing regulations and changes in discovery protocols around the world is accelerating growth in the discovery services. Additionally, we believe the evolution of other jurisdictions towards the United States discovery model will translate into increased growth in the international discovery services industry. We expect a majority of this expected growth to come from corporations as the buying decision for discovery services continues to shift toward the principal or litigant as opposed to external legal counsel.
Our Services and Benefits to Our Clients
Patent Risk Management Services
We have pioneered an approach to help operating companies mitigate patent risk and expense by serving as an intermediary through which they can participate more efficiently in the patent market. Clients that join our network and subscribe to our membership pay an annual subscription fee and gain access to our patent risk management services. The subscription fee is typically based on a rate card that is itself based on a client’s revenue or operating income and remains generally in place over the term of a membership, with adjustments for changes in the Consumer Price Index and other factors. By offering a predictable annual fee that does not change based on our patent asset acquisitions, we divorce the amount of fees charged from the value of our patent assets. We believe our pricing structure creates an alignment of interests with our clients, allowing us to be a trusted intermediary for operating companies in the patent market.

Defensive Patent Aggregation
The core of our patent risk management services is defensive patent aggregation, in which we acquire patent assets that are being or may be asserted against our current and prospective clients. When we acquire patent assets, we generally provide to our clients non-exclusive sub-licenses to those patent assets. We acquire patent assets from multiple parties, including operating companies, individual inventors, NPEs, universities, and bankruptcy trustees. We also acquire patent assets in different contexts, including when they are made available for sale or license by their owners or to resolve threatened or pending litigation against our clients or prospective clients.

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

As a part of our patent risk management services, we provide extensive patent market intelligence and data to our clients. Clients can access this market intelligence and data through our proprietary web portal and through discussions with our client relations team. This market intelligence and data helps our clients better understand past and potential patent acquisition transactions, relevant litigation activity and key participants and trends in the patent market. In a market with limited publicly available data on pricing and terms of licenses and litigation settlement, we believe our data and market intelligence is a valuable resource for our clients and prospects.

Insurance
Our patent infringement litigation expense insurance service is designed to give businesses greater control of the unpredictable financial impact of patent litigation. We believe that our access to historical data on patent transactions, litigations, and settlements uniquely enables us to assess and price the insurance based on a company’s risk profile. We assume a portion of the underwriting risk on insurance policies that we issue on behalf of Lloyd's of London underwriting syndicate. The insurance product enables policyholders to better manage and mitigate the risk of patent litigation. Pricing is based on an actuarial model that calculates an individual client’s insurance premium based on its projected annual frequency (i.e., number of claims during the policy term) and severity (i.e., the expenses it might incur to resolve a claim).

Benefits to Our Patent Risk Management Clients
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

Discovery Services
Our managed services model helps our clients effectively minimize operational burden, risk, and the overall cost of the legal discovery process. Our technology allows us to host millions of documents for review across multiple geographies. We offer our clients any or all of the following services:

•
Data Collection and Forensics - We offer multiple collection platforms and techniques aimed at harvesting potentially relevant data in the most cost effective ways. We have trained internal experts and partners available to perform data collection in conformance with country-specific data protection laws.

•	Data Processing and Analytics - We offer advanced data filtering techniques and processing services using various sophisticated third-party software, data analytics, and technology assisted review.

•	Data Hosting - Clients have access to technology-enabled document review software.

•
Project Management - Internal subject matter experts trained in discovery procedures and protocols are available to assist clients with project setup and configuration, and to help clients navigate and utilize industry best practices. Our project management experts have a unique combination of legal acumen and technical expertise to deliver the most efficient services to our clients.

•	Production - We offer high volume data production capacity and printing, copying, and scanning services.

•
Document Review Services - We utilize a variable workforce model to manage and staff the activities required to review large document collections in legal matters. These tasks include sourcing qualified legal professionals for project-based work, developing appropriate review protocols and quality control procedures, and providing guidance to outside counsel throughout the various stages of the complex discovery process.

Information Technology
Our software and technology infrastructure allow us to provide secure, high-reliability capabilities to our clients such as high volume data intake, data hosting, and data review platforms. Our network infrastructure is a key component of our technology footprint since our review services offering is within our private hosted environment where we manage significant volumes of client data across thousands of client matters. Client matters may entail millions of documents, terabytes of data and complex structured data from databases as well as unstructured data from email archives. We operate data centers domestically and internationally that provide secure access to our software environment and client databases. Information security is critically important given the sensitive nature of the data provided by our clients.

Benefits to Our Discovery Services Clients
Corporations and law firms seek our discovery services to organize responsive data for various types of legal and compliance matters in a legally defensible manner, thereby reducing both litigation risk and cost. In exchange for our discovery services fees, our clients receive the following benefits:

•
Reduced Cost of Litigation – Clients reduce their litigation costs by using our technology-enabled services to eliminate redundant data and organize it in a manner that reduces the number of responsive documents that need to be reviewed by attorneys, which is typically the single largest cost of most legal matters. In addition, our technology allows the client to repurpose previously processed data from individual custodians that may be responsive to multiple matters, thereby compounding cost savings and administration time.

•
Increased Visibility into the Discovery Process – We use a managed service model to offer our proprietary discovery services management platform, which adds clarity, visibility, and efficiency to our clients' litigation discovery process. Seamless integration with industry-leading third-party applications helps our clients focus on critical information early in the litigation life cycle through efficient access to important data.

•
Secure Hosting of Data – Our clients' electronic data is stored in a secure, monitored environment. We maintain strict security standards and procedures to protect our clients' sensitive, and often confidential, information.

•
Access to Support Services – Our global network of trained experts help our clients maximize their use of our software tools. We have experienced personnel in major markets across the country and internationally in order to provide localized support that is responsive to our clients' needs.

Our Strategy
Our mission is to reduce risk and cost for corporate legal departments through data-driven decision-making, technology, and market-based solutions. A significant part of that mission is to transform the patent market by establishing RPX as the essential intermediary between patent owners and operating companies and by providing complementary technology-focused discovery services. Our strategy includes the following:

•
Growing Our Client Network – We intend to grow our client network by developing relationships with companies that have experienced patent litigation, often initiated by NPEs, or the need for discovery services, and continuing to demonstrate the value of our services.

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

•	Focusing on Client Relations – We intend to deliver the highest levels of service and support to our clients to build and maintain trusted relationships and high levels of client retention.

•
Developing Proprietary Technology Services for Our Clients – We intend to continue to enhance our proprietary web portal to provide our clients with the most current intelligence and data on patent acquisition opportunities, relevant litigation activity and key market participants and trends that affect their patent risk exposure. We also continually improve our discovery services to maximize throughput and improve analytical capabilities.

•
Syndicated Transactions – On certain occasions, clients ask us to acquire patent assets that we would not otherwise purchase using our capital (due to the size or limited applicability of the portfolio). In these instances, we facilitate syndicated transactions that include contributions from participating clients in addition to their annual subscription fees. Similar to other acquisitions, these syndicated deals are designed to efficiently share resources and collectively reduce litigation risk. Transaction participants often pay a fee to RPX for structuring, negotiating and executing the transactions.

•	Offering Patent Infringement Litigation Insurance – We offer insurance policies for businesses interested in management of their exposure to patent infringement claims.

•
Deterring Abusive Patent Assertion Practices - We believe we can improve the efficiency of the patent market, lower unnecessary costs, and deter abusive patent assertion practices by performing systematic, high quality prior art searches on asserted patents, challenging the validity of low quality patents at the United States Patent and Trademark Office, and performing other activities to improve patent quality.

•
Enhancing Our Capabilities Through Complementary Acquisitions – We occasionally evaluate the potential acquisition of businesses and technologies in adjacent markets that can enhance our capabilities and offerings to our clients.

•
Expand Our International Operations – We will continue to investigate expansionary efforts for our patent risk management and discovery services to allow us to help our current and future clients manage litigation risks and legal costs internationally.

•
Synergizing Our Client Base – We intend to leverage our relationships to cross-sell our discovery services and our patent risk management offering to our client network. We believe we have a unique opportunity to expand our footprint through our existing client base while simultaneously helping clients reduce legal spend and mitigate risk.

Our Client Network
Patent Risk Management Client Network
We have built a network of clients that includes some of the world’s most prominent technology companies, as well as many smaller and emerging companies. As of December 31, 2016, we had 348 clients.

We believe our patent risk management services are broadly applicable to companies that design, make or sell technology-based products and services as well as to companies that use technology in their businesses. Our clients are active in a broad range of industries including consumer electronics, personal computers, e-commerce, financial services, software, media content and distribution, mobile communications and handsets, networking and semiconductors.

New Client Acquisitions
Our client development team identifies potential clients by prioritizing operating companies that have been subject to patent infringement claims initiated by NPEs. The membership team is responsible for educating potential clients on the benefits of our patent risk management services and explaining how these services mitigate patent risk and reduces expense. After we have communicated our business model to a prospective client, we invest considerable resources researching the company’s business, providing information about the patent market and developing a relationship of trust with the executives responsible for patent-related matters. We also proactively monitor litigation activity related to each of our clients and certain prospective clients to help us direct our patent asset acquisition and membership sales efforts. In addition, we conduct a variety of marketing efforts to establish ourselves as a leading source of information in the patent market, including industry conferences and seminars, public relations and industry research.

Client Retention and Client Relations
After a company has become a client, the maintenance of the relationship is handled by our client relations team. One of the primary responsibilities of our client relations team is to maintain frequent dialogue with senior executives of our clients so we can better understand their patent risk profiles. Our continued success and our ability to retain clients depend on our ability to demonstrate that our patent risk management services reduce their costs in patent matters.

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

Patent Asset Portfolio and Patent Asset Acquisition
We acquire patent assets that are being or may be asserted against current or prospective clients. As of December 31, 2016, we had deployed over $2.2 billion of our capital and the capital of our clients to acquire patent assets. Of this amount, deployment of our capital totaled approximately $947 million. Since inception, approximately two-thirds of our $947 million patent acquisition capital has been deployed for the purchase of patent rights and the balance deployed for the purchase of patents. Acquisitions of patent rights generally benefit only those operating companies that are clients at the time of the acquisition, whereas acquisitions of patents benefit both current and future clients. Our patent asset acquisition efforts have been broadly diversified across the following market sectors: consumer electronics, personal computers, e-commerce, financial services, software, media content and distribution, mobile communications and handsets, networking and semiconductors.

The substantial majority of our 385 acquisitions through December 31, 2016 involved patent assets that we believed were relevant to multiple clients and/or prospective clients and were funded with our own capital resources. We occasionally identify patent assets that cost more than we are prepared to spend of our own capital resources or that may be relevant only to a very small number of clients. In these circumstances, we may structure and coordinate a transaction in which certain of our clients contribute funds that are in addition to their subscription fees in order to acquire those patent assets. We refer to such transactions as syndicated acquisitions. These syndicated acquisitions may secure rights just for those clients who elect to participate in the transaction or, if we contribute capital, may secure rights for all of our clients.

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

Our patent analysts, our acquisitions team, and our acquisitions approval committee employ a rigorous and disciplined approach to evaluating acquisition opportunities.

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

We believe our position as a leading acquirer of patent assets gives us extensive access and visibility into the patent market. We closely track patent assets that become available on the market and, as of December 31, 2016, we had reviewed more than 8,500 patent portfolios since our inception. We believe our position in the market gives us direct access to a diverse group of patent sources, including brokers, individuals, companies, universities and law firms, all of which are familiar with our approach and acquisition criteria. We believe this familiarity provides us early notice of patent portfolios that are entering the market.

Discovery Services Client Network
Historically, in-house corporate legal departments of major corporations and top-tier law firms have demonstrated the most significant need for our discovery services. We have key relationships with Fortune 500 and other large domestic and multinational corporations in a variety of industries including financial services, energy and utilities, healthcare and pharmaceuticals, technology, telecommunications, retailers, and others. We also provide services to Am Law 100 firms domestically, Magic Circle firms in the United Kingdom, and leading regional and specialty law firms domestically and internationally. As of December 31, 2016, we had over 1,000 discovery services clients.
Competition

Patent Risk Management
In our efforts to attract new clients and retain existing clients, our patent risk management services compete primarily against established patent risk management strategies within those companies. Companies employ a variety of other strategies to attempt to manage their patent risk, including internal buying or licensing programs, cross-licensing arrangements, patent-buying consortiums or other patent-buying pools and engaging legal counsel to defend against patent assertions. As a result, we spend considerable resources educating our existing and prospective clients on the potential benefits of our services and the value and cost savings they provide.

In addition to competing for new clients, we also compete to acquire patent assets. Our primary competitors in the market for patent assets are other entities that seek to accumulate patent assets, including NPEs such as Wi-LAN, Acacia Research, and PanOptis. We also face competition for patent assets from operating companies, including current or potential clients that seek to acquire patents or license patent assets in connection with new or existing product offerings.

We believe we compete favorably with other patent risk management services based on a number of factors:

•	our alignment of interest and strong relationships with our clients resulting from our pricing structure and guarantee never to assert our patent assets against our clients;

•
our ability to reduce the costs associated with patent market transactions by engaging in more transparent negotiations based on the economic value of patent assets rather than discussions involving litigation or the threat of litigation;

•	our ability to increase efficiency and expand our role in the patent market as our client network and capital available for patent asset acquisitions grows;

•	our access to data regarding our analysis of the patent market and patent litigation; and

•	our extensive patent market expertise, relationships and transaction experience.

Discovery Services
The discovery services market is highly fragmented, extremely competitive, and continually changing as technology and the legal and regulatory environments evolve around the world. Our competitors include larger businesses that offer a distinct discovery service offering such as DTI Global, KrolLDiscovery, Consilio, and FTI Consulting. We also compete with smaller regional discovery services businesses as well as discovery services practices inside large and mid-sized law firms and professional services firms. Competition is primarily based on quality of service, level of data security, geographic reach, technology innovation, and pricing. We believe we generally compete favorably with other discovery services in these factors.
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
Employees
As of December 31, 2016, we had 298 employees. Of the total employees, 108 are engaged in discovery services operations, 92 in sales, marketing and corporate development, 52 in legal, finance, and administration, 28 in patent acquisition and research, and 18 in system development and information technology. Of these employees, approximately 90% were employed in the United States and approximately 10% were employed internationally. None of our employees is represented by a labor union, and we consider current employee relations to be good.
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

We have two operating segments: patent risk management and discovery services. A summary of our financial information by geographic location is found in Note 17, “Segment Reporting,” in the Notes to Consolidated Financial Statements.

Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investor Relations section of our Web site at www.rpxcorp.com as soon as reasonably practicable after we file such material with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy, and information statements, and other information regarding registrants that file electronically with the SEC at www.sec.gov. The other information posted on our website is not incorporated into this Annual Report on Form 10-K.

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

In addition to the factors described above and elsewhere in this Item 1A, other factors that may affect our operating results include:

•	our lengthy and unpredictable membership sales cycle, including delays in potential clients’ decisions whether to subscribe to our patent risk management services;

•	changes in our subscription fee rates or changes in our own pricing and discounting policies or those of our competitors;

•	lower subscription fees from clients whose annual subscription fees decrease due to declining operating income or revenue of such clients or the effects of changes in foreign exchange rates;

•
changes in patent law and regulations and other legislation, as well as United States Patent and Trademark Office procedures or court rulings, that reduce the value of our services to our existing and potential clients;

•	the addition or loss of discovery services clients and projects which are difficult to predict and may result in material changes in quarterly revenue and costs;

•	decreases in our clients’ and prospective clients’ costs of litigating patent infringement claims;

•	losses incurred as a result of claims made on insurance policies underwritten or assumed by us;

•	non-renewals from existing clients for any reason;

•	loss of clients, including through acquisitions or consolidations;

•	our inability to retain key personnel;

•	our inability to acquire patent assets that are being asserted or may be asserted against our clients due to lack of availability, unfavorable pricing terms or otherwise;

•	changes in the accounting treatment associated with our acquisitions of patent assets, how we amortize those patent assets and how we recognize revenue under subscription agreements;

•	our acquisition of patent assets with a shorter estimated useful life that increases our near-term patent asset amortization expense and decreases our earnings;

•	our inability to effectively develop and implement new services that meet client requirements in a timely manner;

•	increases in the prices we need to pay to acquire patent assets;

•	increases in operating expenses, including those attributable to additional headcount, the costs of new business initiatives, and our acquisition of Inventus;

•	other matters related to our acquisition of Inventus and the expansion of our business into discovery services;

•	any significant changes in the competitive dynamics of our market, including new competitors or substantial discounting of services that are viewed by our target market as competitive to ours;

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

The market for our patent risk management services is evolving, and if these services are not widely accepted or is accepted more slowly than we expect, our operating results will be adversely affected.
We have derived substantially all of our revenue from the sale of memberships to our patent risk management services and we expect this will continue for the foreseeable future. As a result, widespread acceptance of these services is critical to our future success. The market for patent risk management services is evolving and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend, to a substantial extent, on the willingness of companies of all sizes to purchase and renew memberships as a way to reduce their patent litigation costs. If companies do not perceive the cost-savings benefits of patent risk management services, then wide market adoption of our patent risk management services will not develop, or it may develop more slowly than we expect. Either scenario would adversely affect our operating results in a significant way. Factors that may negatively affect wide market acceptance of these services, as well as our ability to obtain new clients and renew existing clients, include:

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

Our limited operating history makes it difficult to evaluate our current business and future prospects, and potential clients may have concerns regarding the effectiveness of our business model in the future. If companies do not continue to subscribe to our services, our business and operating results will be adversely affected.
We acquired our first patent assets in September 2008, sold our first membership in October 2008, and sold our first insurance policy in August 2012. In addition, we acquired Inventus and its litigation discovery services business in January 2016. The litigation discovery services business is a new business for us. Therefore, we have not only a limited operating history, but also a limited track record in executing our business model. Our future success depends on acceptance of our services by companies we target to become clients. Our efforts to sell our products to new and existing clients may not continue to be successful. We evaluate our business model from time to time in order to address the evolving needs of our clients and prospective clients, particularly in an industry that continues to develop and change. Our limited operating history may also make it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly changing industries. If we do not manage these risks successfully, our business and operating results will be adversely affected.

If the market for our services develops more slowly than we anticipate, or if competitors introduce new solutions that compete with our services, we may be unable to renew our memberships, sell insurance policies or attract new clients at favorable prices based on the same pricing model we have historically used. In the future, it is possible that competitive dynamics in our market may require us to change our pricing model, reduce our subscription fee rates, or consider adding new pricing programs or discounts, which would likely harm our operating results. If we introduce a higher rate card for our subscription business in the future, it may be more difficult for us to attract new clients. In order to attract new clients and retain existing clients, in certain cases we have previously offered, and may in the future offer, discounts or other contractual incentives to clients.

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
Because we operate in a relatively new and unproven market, our membership sales efforts involve educating potential clients about the benefit of our services, including potential cost savings to a company. Potential clients typically undergo a lengthy decision-making process that has, in the past, generally resulted in a lengthy and unpredictable sales cycle. Mid- and small-size companies are generally subject to less patent litigation and we expect even lengthier sales cycles for such companies. We spend substantial time, effort and resources in our membership sales efforts without any assurance that our efforts will produce any membership sales. In addition, subscriptions are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. As a result of these factors, our membership sales in any period are difficult to predict and will likely vary substantially between periods, which may cause our cash flow to fluctuate significantly between periods.

The success of our business depends on clients renewing their subscription agreements, and we do not have an adequate operating history to predict the rate of membership renewals. Any significant decline in our membership renewals could harm our operating results.
Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. As of December 31, 2016 the weighted-average term of our subscription agreements with our current clients since the inception of those agreements was 2.4 years. As our overall membership base grows, we expect our rate of client renewals to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements has decreased and may continue to decrease further. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

Upon initial subscription, our clients receive a term license for the period of their membership to substantially all of the patent assets in our portfolio at the time of subscription. In addition, clients receive term licenses to substantially all of the patent assets we acquire during the period of their membership. Our subscription agreements also typically include a vesting provision that converts a client’s term licenses into perpetual licenses on a delayed, rolling basis as long as the company remains a client. Accordingly, clients who continue to subscribe to our services receive perpetual licenses to an increasing number of our patent assets over time. If we are unable to adequately show clients that we are continuing to obtain additional patent assets that are being or may be asserted against them, clients may choose not to renew their subscriptions once they have vested into a perpetual license to all patent assets they believe are materially relevant to their businesses.

Because we generally recognize revenue from membership subscriptions over the term of the membership, upturns or downturns in membership sales may not be immediately reflected in our operating results. As a result, our future operating results may be difficult to predict.
We generally recognize subscription fees received from clients ratably over the period of time to which those fees apply. Most of our clients are invoiced annually, and thus their fees are recognized as revenue over the course of 12 months. Consequently, a decline in new or renewed subscriptions in any one quarter will not be fully reflected in that quarter’s revenue and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure quickly to reflect this reduced revenue. Accordingly, the effect of either significant downturns in membership sales or rapid market acceptance of our services may not be fully reflected in our results of operations in the period in which such events occur. Our membership subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as subscription fees from new clients must generally be recognized over the applicable membership term.

If the Inventus security measures are breached, our discovery services may be perceived as not being secure, clients may curtail or stop using our discovery services, and we may incur significant legal and financial exposure.
We process, store, and transmit large amounts of data, including personal information, for our discovery services clients, and a material security breach would expose us to a risk of loss of this information, litigation, and potential liability.  Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan, which could harm our future growth and operating results.
Our success depends largely upon the continued services of our executive officers and other key personnel. We do not have employment agreements with any of our executive officers or other key management personnel that require them to remain our employees. Therefore, they could terminate their employment with us at any time without penalty. Our chief executive officer recently resigned his employment with us and we are currently searching for a new chief executive officer. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees, including the recent loss of our chief executive officer, could seriously harm our business.

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
Many of our current clients are very large companies. The number of companies of that size is limited and, in order for us to continue our growth, we need to expand our membership base to include small and mid-size companies. There is no guarantee that we will be successful in those efforts. Small and mid-size companies often have more limited budgets available for services of the type we offer compared to large companies. Furthermore, small and mid-size companies are generally not subject to as much patent litigation as large companies and, therefore, may not perceive that the benefits of our services justify their cost. They may also have concerns that we will focus our patent acquisition efforts on patent assets that are of more benefit to our larger clients who pay us higher subscription fees. If we are unable to successfully expand our membership base to include an increased number of companies, our growth may slow, and our business may be harmed.

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
We have in the past and may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. We may not be able to integrate the acquired personnel, operations, and technologies successfully or effectively manage the combined business. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

Our discovery services engagement agreements, including those related to our largest clients, can be terminated by our clients with little or no notice and without penalty, which may cause our operating results to be unpredictable.
Our discovery services clients typically retain us on an engagement-by-engagement basis, rather than under fixed-term contracts; the volume of work performed for any particular client is likely to vary from month to month and year to year, and a major client in one fiscal period may not require or may decide not to use our services in any subsequent fiscal period. Almost all of our discovery services engagement agreements can be terminated by our clients with little or no notice and without penalty. For example, in engagements related to litigation, if the litigation were to be settled, our engagement for those services would no longer be necessary and, therefore, would be terminated. When discovery services engagements are terminated or reduced, we lose the associated future revenues, and we may not be able to recover associated costs or redeploy the affected employees in a timely manner to minimize the negative impact. In addition, our discovery services clients’ ability to terminate engagements with little or no notice and without penalty makes it difficult to predict our operating results for the discovery services segment in any particular fiscal period.

We have very limited flexibility to change the pricing of our services for existing clients and may not be able to respond effectively to changes in our market. This limited flexibility could have an adverse effect on our operating results.
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

Releases of new software products or upgrades to our existing software products or licensed third-party software may have undetected errors, or may not operate as intended or achieve our client's desired objectives, which could cause litigation claims against us, damage to our reputation, or loss of business.
Certain of our discovery services utilize software developed by us or third parties for the needs of our clients. Complex software products, such as those we utilize, can contain undetected errors when first introduced or as new versions are released, or may fail to operate as intended or achieve the client’s desired objectives. Any introduction of new software products or upgrade to existing software products has a risk of undetected errors. These undetected errors may be discovered only after a product has been installed and used either in our internal processing or by our clients. Likewise, the software products we acquire in business acquisitions have a risk of undetected errors.  Any undetected errors, difficulties in installing and maintaining our software products or upgrade releases, or the failure to achieve the client's desired objectives, may result in a delay or loss of revenue, diversion of development resources, damage to our reputation, the loss of that client, loss of future business, increased service costs, potential litigation claims against us, or impaired market acceptance of our products.

We may not be able to compete effectively against others in our patent risk management or legal discovery services businesses. Any failure to compete effectively could harm our business and results of operations.
In our efforts to attract new clients and retain existing clients, we compete primarily against established patent risk management strategies employed by those companies. Companies can choose from a variety of other strategies to attempt to manage their patent risk, including internal buying or licensing programs, cross-licensing arrangements, patent-buying consortiums or other patent-buying pools and engaging legal counsel to defend against patent assertions. As a result, we spend considerable resources educating our existing and prospective clients on the potential benefits of our services and the value and cost savings they provide.

In addition to competing for new clients, we also compete to acquire patent assets. Our primary competitors in the market for patent assets are varied and include other entities that seek to accumulate patent assets, including NPEs such as Wi-LAN, Acacia Research, and PanOptis. Many of our current or potential competitors have longer operating histories and significantly greater financial resources than we have. In addition, many NPEs that compete with us to acquire patent assets have complicated corporate structures that include a large number of subsidiaries, so it is difficult for us to know who the ultimate parent entity is and how much capital the related entities have available to acquire patent assets. We also face competition for patent assets from operating companies, including operating companies that are current or prospective clients. Many of these operating companies have significantly greater financial resources than we have and can acquire patent assets at prices that we may not be able to pay.

In addition, the discovery services market is highly fragmented, extremely competitive, and continually changing as technology and the legal and regulatory environments evolve around the world. Our competitors include larger businesses that offer a distinct discovery service offering such as DTI Global, KrolLDiscovery, Consilio, and FTI Consulting. We also compete with smaller regional discovery services businesses as well as discovery services practices inside large and mid-sized law firms and professional services firms. Many of our competitors in this market have a greater national and international presence, as well as have a significantly greater number of personnel, financial, technical, and marketing resources. In addition, these competitors may generate greater revenues and have greater name recognition than we do.

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

We occasionally identify patent assets that cost more than we are prepared to spend of our own capital resources or that may be relevant only to a very small number of clients. In these circumstances, we may structure and coordinate a transaction in which certain of our clients contribute funds that are in addition to their subscription fees in order to acquire those patent assets. These syndicated acquisitions are complex and can be large and highly visible. We may incur significant costs to organize and negotiate a syndicated acquisition that does not ultimately result in an acquisition of any patent assets. These higher costs could adversely affect our operating results. Our roles in structuring the acquisition and managing the acquisition entity, if one is used, may expose us to financial and reputational risks.

New legislation, regulations or court rulings related to enforcing patents could reduce the value of our services to clients or potential clients and harm our business and operating results.
If Congress, the U.S. Patent and Trademark Office or courts implement additional legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect the operating results and business model for NPEs. This, in turn, could reduce the value of our services to our current and potential clients. For example, limitations on the ability to bring patent enforcement claims or the venue for those claims, limitations on potential liability for patent infringement, lower evidentiary standards and new procedures for invalidating patents, increased difficulty for parties making patent assertions to obtain injunctions, reductions in the cost to resolve patent disputes and other similar developments could negatively affect an NPE’s ability to assert its patent rights successfully, decrease the revenue associated with asserting or licensing an NPE’s patent rights and increase the cost or risk of bringing patent enforcement actions. As a result, assertions and the threat of assertions by NPEs may decrease. If this occurs, companies may seek to resolve patent claims on an individual basis and be less willing to subscribe to our services or renew their memberships. Furthermore, even if companies are interested in subscribing to our services or maintaining their memberships, companies may be unwilling to pay the subscription fees that we propose. Any of these events could result in a material adverse effect on our business and operating results.

In addition, future laws and regulations, or judicial interpretations thereof, could adversely affect our discovery services clients and thus indirectly affect our business. For example, changes to the Federal Rules of Civil Procedure regarding discovery of "electronically stored information" could result in a decreased need for discovery services. Any of these events could result in a material adverse effect on our business and operating results.

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

The unavailability of third-party technology could adversely impact our revenue and results of operations.
We license certain discovery-related software from third parties and incorporate such software into our discovery services.  Most of our third-party software license contracts expire within one year and may be renewed only by mutual consent. There is no assurance that we will be able to renew these contracts as they expire or that such renewals will be on the same or substantially similar terms or on conditions that are commercially reasonable to us.  If we fail to renew these contracts as they expire, our discovery services offerings may be reduced. In addition, our third-party software licenses are non-exclusive, and therefore, our competitors may obtain the right to license certain of the technology covered by these agreements to compete directly with us.  In certain situations, our third party software licensors are themselves also our competitors in the discovery services market.

If certain of our third-party licensors were to change product offerings, cease actively supporting the technologies, fail to update and enhance the technologies to keep pace with changing industry standards, encounter technical difficulties in the continuing development of these technologies, significantly increase prices, terminate our licenses, suffer significant capacity or supply chain constraints or suffer significant disruptions, we would need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of our discovery services. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the current licenses provided by our existing suppliers. If the cost of licensing or maintaining the third party intellectual property significantly increases, our operating earnings could significantly decrease. In addition, interruption in functionality of our services and products as a result of changes in or with third party licensors could adversely affect our commitments to clients, future sales, and negatively affect our revenue and operating earnings.

Interruptions or delays in service at the data centers we utilize for discovery services could impair the delivery of our service and harm our business.
We provide services through computer hardware that is located in co-location data centers operated by unrelated third parties. Although we do own that computer hardware, we do not control the operation of these colocation facilities, which increases our vulnerability to problems with the services they provide.  The data centers are subject to damage or interruption from earthquakes, floods, fires, power loss, terrorist attacks, telecommunications failures and similar events. These facilities are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct.  The occurrence of any of these events or other unanticipated problems at a facility could result in interruptions in certain of our services, although we have established backup recovery data centers to try to minimize this risk. In addition, the failure by our vendor to provide our required data communications capacity could result in poor service or interruptions in our service. Any damage to, or failure of, our systems or services could reduce our revenue, cause us to issue credits or pay penalties, cause clients to terminate their agreements with us and adversely affect our ability to secure business in the future. Our business will be harmed if our clients and potential clients believe our services are unreliable.

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

If we are unable to enhance our current services or to develop or acquire new services to provide additional value to our clients and potential clients, we may not be able to maintain our growth, and our business may be harmed.
In order to attract new clients and retain existing clients, we need to enhance and improve our existing service offering and introduce new services that meet the needs of our clients. We have in the past, and may in the future, seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. For example, in June 2014 we acquired DCML Services Corporation, a provider of data, intelligence and consulting on NPEs.

The development and implementation of new services, particularly our legal discovery services, will continue to require substantial time and resources, as well as require us to operate businesses that would be new to our organization. These or any other new services may not be introduced in a timely manner or at all. If we do introduce these or any other services, we may be unable to implement such services in a cost-effective manner, achieve wide market acceptance, meet client expectations or generate revenue sufficient to recoup the cost of developing such services. Any new services we introduce may expose us to additional laws, regulations and risks. If we are unable to develop these or other services successfully and enhance our existing services to meet client requirements or expectations, we may not be able to attract or retain clients, and our business may be harmed.

Following the launch of insurance products for patent infringement claims, we now face the risks associated with operating an insurance business. If we fail to manage these risks, our results of operations and financial condition may be adversely affected.
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
Because of our presence in an emerging industry, the application to us of existing United States and foreign laws is unclear. Many laws do not contemplate or address the specific issues associated with our patent risk management services or other products and services we may provide in the future. It is possible that courts or other governmental authorities will interpret existing laws regulating risk management and insurance, competition and antitrust practices, taxation, the practice of law and patent usage and transfers in a manner that is inconsistent with our business practices. Our business, prospects, financial condition and results of operations may be harmed if our operations are found to be in violation of any existing laws or any other governmental regulations that may apply to us. Additionally, existing laws and regulations may restrict our ability to deliver services to our clients, limit our ability to grow and cause us to incur significant expenses in order to comply with such laws and regulations. Even if our business practices are ultimately not affected, we may incur significant cost to defend our actions, incur negative publicity and suffer substantial diversion of management time and effort. This could have a material adverse effect on our business, prospects, financial condition and results of operations.

Additionally, we face risks from laws that could be passed or changed in the future, including in the United Kingdom as a result of Brexit or in the United States as a result of the recent Presidential election. Since a significant portion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, Brexit could materially affect the regulatory regime in the

United Kingdom. Changes in laws and regulations regarding data protection, privacy, network security, or encryption may affect our discovery services. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new or existing laws or regulations could be difficult and expensive, affect the manner in which we conduct our business and negatively impact our business, prospects, financial condition and results of operations.

We receive a significant amount of our revenues from a limited number of clients, and if we are not able to obtain membership renewals or continued engagements from these clients, our revenue may decrease substantially.
We receive a significant amount of our revenue from a limited number of clients. For example, during the year ended December 31, 2016, our 10 highest revenue-generating clients accounted for approximately 29% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients chooses not to remain a client, or if our fees from one of these clients decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

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
We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our services and is an important element in attracting new clients. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Brand promotion activities may not generate client awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to promote and maintain our brand successfully, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract or retain clients to the extent necessary to realize a sufficient return on our brand-building efforts.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.
Ensuring that we have internal financial and accounting controls and procedures adequate to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We have in the past discovered, and may in the future discover, areas of our internal financial and accounting controls and procedures that need improvement. The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues. While neither we nor our independent registered public accounting firm have identified deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, there can be no assurance that material weaknesses will not subsequently be identified. If we are unable to effectively remediate control deficiencies which are identified or are otherwise unable to maintain adequate internal controls over our financial reporting in the future, we may not be able to prepare reliable financial statements and comply with our reporting obligations on a timely basis, which could materially adversely affect our business and subject us to legal and regulatory action.

Global economic conditions may adversely affect demand for our services or fees payable under our subscription agreements, which could adversely affect our financial condition and operating results.
Our operations and performance depend significantly on worldwide economic conditions, and the United States and world economies have recently and may continue to experience weak economic conditions. In particular, the economics of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector, and uncertainty over the future of the Euro zone, including instability surrounding Brexit. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material negative effect on the demand for our services. Furthermore, if our clients experience reduced operating income or revenues as a result of economic conditions or otherwise, it would reduce their subscription fees because those fees are generally reset annually based on the clients’ operating income or revenue. If the subscription fees payable under our subscription agreements are reduced substantially, it would have an adverse effect on our business and results of operations.

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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to acquire patent assets, develop new services or enhance our existing service offering, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings or enter into credit agreements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, which could have an adverse effect on our business and financial condition.

We have taken on significant debt, which will decrease our business flexibility and increase our interest expense.
On February 26, 2016, we entered into the Credit Agreement (defined below) which provided for the Term Facility and the Revolving Credit Facility. As of December 31, 2016, the total balance outstanding on the Term Facility is $96.3 million, and the Revolving Credit Facility remains undrawn.
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
Since our initial public offering in May 2011, our stock price has traded as high as $31.41 per share and as low as $8.55 per share. Further, our common stock has a limited trading history and an active trading market for our common stock may not be sustained in the future. The market price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	variations in our financial condition and operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	addition or loss of significant clients;

•	adoption or modification of laws, regulations, policies, procedures or programs applicable to our business, including those related to the enforcement of patent claims;

•	announcements of technological innovations, new products and services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of members of our Board of Directors, management team or other key personnel;

•	market conditions in our industry;

•	the impact of macroeconomic, market, and political factors and trends, including in light of Brexit, the outcome of the United States Presidential election, and other recent political developments;

•	price and volume fluctuations in the overall stock market or resulting from inconsistent trading volume levels of our shares;

•	lawsuits threatened or filed against us;

•	any change in our stock repurchase program;

•	sales of our common stock by us or our stockholders;

•	outstanding debt service obligations and repayment thereof; and

•	the opening or closing of our employee trading window.

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
In February 2015, our Board of Directors approved a share repurchase program of up to $75 million. In March 2016 and May 2016, our Board of Directors further increased the amount authorized to repurchase by $25 million and $50 million, respectively, to an aggregate authorized amount of $150 million. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, an assessment by management and our Board of Directors of cash availability and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program's effectiveness.

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
Our properties consist of leased office facilities for sales, support, administrative, and other functions. We currently lease approximately 67,000 square feet of office space for our corporate headquarters in one location in San Francisco, California pursuant to a lease agreement that expires in October 2019. We also lease other facilities for current use consisting of approximately 60,000 square feet in the United States and abroad. Less than 20% of our total leased space is sublet. We believe that our current facilities are suitable and adequate to meet our current needs. We believe that suitable additional or substitute space will be available as needed to accommodate any potential expansion of our operations.

Item 3.	Legal Proceedings.
From time to time, we may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess, in conjunction with its legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or contingencies was recorded as of December 31, 2016.

In April 2016, Sourceprose Corporation filed a complaint in the U.S. District Court for the Western District of Texas against us alleging breach of an agreement with the plaintiff to purchase certain patent assets and breach of a non-disclosure agreement with plaintiff.  In July 2016, the Court transferred the litigation to the U.S. District Court for the Northern District of California. On November 2, 2016, we moved to dismiss the claims of breach of an assignment of patents. On January 26, 2017, the U.S. District Court for the Northern District of California dismissed the claims of breach of a patent assignment without prejudice, and allowed the plaintiff to file an amended complaint. The plaintiff filed an amended complaint on February 9, 2017, alleging breach of a non-disclosure agreement, breach of an agreement to assign patents and a breach of a settlement agreement. The plaintiff seeks monetary damages and specific enforcement of the alleged purchase agreement. We are not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can we estimate the potential loss or range of the potential loss that may result from this litigation.

In June 2013, Kevin O’Halloran, as Trustee of the Liquidating Trust of Teltronics, Inc. (the “Debtor”), filed a complaint in the U.S. Bankruptcy Court for the Middle District of Florida against us and Harris Corporation (the “Defendants”). The complaint alleges that the Defendants are liable under federal and state bankruptcy law regarding fraudulent transfers for the value of a patent portfolio purchased by us from Harris Corporation pursuant to an agreement entered into in January 2009, and within four years of the date the Debtor filed its petition in bankruptcy. In February 2015, the Court held a trial and in November 2015 entered judgment in favor of the Defendants. In December 2015, the Debtor filed an appeal of the judgment to the U.S. District Court for the Middle District of Florida.  In August 2016, the District Court affirmed the judgment in favor of the Defendants.  In September 2016, the Debtor filed an appeal of the judgment to the U.S. Court of Appeals for the Eleventh Circuit. The appellate briefing was completed in January 2017, and the parties are currently awaiting scheduling of oral argument. We are not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can we estimate the potential loss or range of the potential loss that may result from this litigation.

In March 2012, Cascades Computer Innovations LLC filed a complaint in U.S. District Court for the Northern District of California (the “Court”) against us and five of our clients (collectively the “Defendants”). The complaint alleges that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The complaint further alleges that after we terminated our negotiations with the plaintiff to license certain patents held by the plaintiff, the Defendants violated the law by jointly refusing to negotiate or accept licenses under the plaintiff’s patents. The plaintiff seeks unspecified monetary damages and injunctive relief. In January 2013, the Court dismissed the complaint against the Defendants and granted the plaintiff leave to amend its complaint. In February 2013, the plaintiff filed an amended lawsuit alleging that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. In April 2016, the Court entered a final judgment in favor of the Defendants on all the plaintiff's claims. In April 2016, the plaintiff filed an appeal of the judgment before the Ninth Circuit Court of Appeals. The appellate briefing was completed in November 2016, and the parties are currently awaiting the scheduling of oral argument. We are not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can we estimate the potential loss or range of the potential loss that may result from this litigation.

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

	High	Low
For the year ended December 31, 2015:
First Quarter	$15.01	$12.31
Second Quarter	$17.20	$14.14
Third Quarter	$17.02	$13.24
Fourth Quarter	$15.26	$10.51
For the year ended December 31, 2016:
First Quarter	$11.66	$9.41
Second Quarter	$11.48	$8.71
Third Quarter	$11.31	$9.10
Fourth Quarter	$11.35	$9.28
Holders
At February 17, 2017, there were 17 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be at the discretion of our Board of Directors and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our Board of Directors may deem relevant. In addition, our credit agreement limits our ability to pay dividends.

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

The following graph shows the value of an investment of $100 in our common stock, the NASDAQ Composite Index, and the NASDAQ-100 Technology Sector Index for each of the last five years. Data for the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index assume reinvestment of dividends. The comparisons shown in the graph are based upon historical data and we caution that the stock price performance shown in the graph is neither indicative of, nor intended to forecast, the potential future performance of our stock.
Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended December 31, 2016 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
October 31, 2016	369,613	$10.34	369,613	$69,250,486
November 30, 2016	353,288	10.14	353,288	65,669,767
December 31, 2016	179,141	10.86	179,141	63,723,972
	902,042		902,042
(1) On February 10, 2015, we announced that our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $75.0 million of our outstanding common stock with no expiration date from the date of authorization. In March 2016 and May 2016, we increased our share repurchase program by $25 million and $50 million, respectively, for a total amount authorized of $150 million. As of December 31, 2016, we had repurchased $86.3 million of our outstanding common stock under the program. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Our share repurchase program does not obligate us to acquire any specific number of shares.

Item 6.	Selected Consolidated Financial Data.
The selected consolidated financial data for the years ended December 31, 2016, 2015 and 2014, as well as the consolidated balance sheet data as of December 31, 2016 and 2015, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for years ended December 31, 2013 and 2012 as well as the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of results of future operations, and should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Part II, Item 8 "Consolidated Financial Statements and Supplementary Data" of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2016 (1)	2015	2014	2013	2012
	(in thousands, except per share data)
Revenue	$333,107	$291,881	$259,335	$237,504	$197,688
Cost of revenue	197,262	148,858	124,435	110,771	82,323
Selling, general and administrative expenses	100,457	77,428	71,679	62,525	53,590
(Gain) loss on sale of patent assets, net	—	(592)	(707)	126	(177)
Operating income	35,388	66,187	63,928	64,082	61,952
Interest and other income (expense), net	(3,079)	(688)	354	213	117
Income before provision for income taxes	32,309	65,499	64,282	64,295	62,069
Provision for income taxes	14,074	26,077	24,941	23,512	23,112
Net income	$18,235	$39,422	$39,341	$40,783	$38,957

Net income available to common stockholders:
Basic	$18,235	$39,422	$39,341	$40,763	$38,455
Diluted	$18,235	$39,422	$39,341	$40,763	$38,474
Net income available to common stockholders per common share:
Basic	$0.36	$0.72	$0.74	$0.78	$0.77
Diluted	$0.36	$0.71	$0.72	$0.76	$0.74
Weighted-average shares used in computing net income available to common stockholders per common share:
Basic	50,462	54,432	53,444	51,956	49,766
Diluted	51,001	55,410	54,818	53,652	51,802

	As of December 31,
	2016 (1)	2015	2014	2013	2012
	(in thousands)
Cash, cash equivalents, and short-term investments	$190,988	$325,998	$317,533	$290,722	$199,730
Patent assets, net	212,999	254,560	236,349	219,954	199,314
Total assets	735,289	658,561	642,064	588,801	493,967
Deferred revenue, including current portion	130,408	115,652	136,209	137,743	104,371
Notes payable and other deferred payment obligations, including current portion	—	2,383	—	500	500
Long-term debt, including current portion	94,584	—	—	—	—
Total liabilities	261,008	142,082	157,019	163,878	133,708
Total stockholders’ equity	474,281	516,479	485,045	424,923	360,259
(1) In January 2016, we acquired Inventus Solutions, Inc., which is included in our selected consolidated financial data as of the acquisition date.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions which, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the “Exchange Act.” Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. Forward-looking statements include statements regarding our business strategies and business model, products, benefits to our clients, future financial results and expenses, our acquisition of Inventus Solutions, Inc. ("Inventus"), our patent acquisition spending, and our competitive position. These statements are based on the beliefs and assumptions of our management based on information currently available. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
Since our founding in 2008, we have been providing an alternative to litigation through our patent risk management services. In January 2016 through our acquisition of Inventus, we began offering technology-enabled discovery services to our clients.

We help companies reduce patent-related risk and corporate legal expense by providing two primary service offerings: (1) a subscription-based patent risk management service offering that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation, and (2) a discovery services offering.

Patent Risk Management
The core of our patent risk management services is defensive patent aggregation, in which we acquire patent assets that are being or may be asserted against our current and prospective clients. When we acquire patent assets, we generally provide to our clients non-exclusive sub-licenses to those patent assets. We also provide our clients access to our proprietary patent market intelligence and data.

Our business model aligns our interests with those of our clients. We have not asserted and will not assert our patents, which enables us to develop trusted relationships with our clients. Our patent risk management clients include companies that design, make or sell technology-based products and services as well as companies that use technology in their businesses.

We believe that our acquisitions of patent assets are a key driver of the value that we create for our clients. We measure patent asset acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated acquisitions above and beyond their subscription fees and the “net spend” represents only the investment of our own capital. During the year ended December 31, 2016, we completed 78 acquisitions of patent assets and our gross and net patent acquisition spend totaled $184.3 million and $117.4 million, respectively. From our inception through December 31, 2016, we have completed 385 acquisitions of patent assets with gross and net patent acquisition spend of $2.2 billion and $947.4 million, respectively.

Insuring against the costs of patent infringement litigation is a natural extension of our core defensive patent acquisition service. Our patent infringement litigation expense insurance is a liability insurance policy for operating companies that covers certain costs associated with patent infringement lawsuits. We assume some portion of the underwriting risk on the insurance policies that we issue on behalf of a Lloyd's of London underwriting syndicate. As of December 31, 2016, we had a total of 181 active insurance policies. The effect of the insurance policies that we have issued or assumed through our reinsurance business was not material to our results of operations or financial condition for the year ended December 31, 2016 or 2015.

During the year ended December 31, 2016 and 2015, revenue from our patent risk management services was $267.0 million and $291.9 million, respectively. Our patent risk management client count, which includes both clients who receive our defensive patent acquisition service and our insurance service, increased by 93, 51, and 36 clients during the years ended December 31, 2016, 2015, and 2014, respectively, bringing our total client network to 348 as of December 31, 2016.

Discovery Services
Through our wholly owned subsidiary Inventus, in 2016 we began offering technology-enabled discovery services to assist leading law firms and corporate legal departments manage costs and risks related to the litigation discovery process. Our discovery service offering focuses on the process of consolidation and organization of data into meaningful discovery information powered by a mix of third-party and proprietary software. This allows our discovery services clients to efficiently and effectively manage a portfolio of litigation discovery matters in a central location.

Our more than 1,000 discovery services clients in nearly a dozen countries benefit from our discovery services, which includes data hosting and backup, data processing and collection, project management, document review, and traditional document production. All of these services are designed to streamline the administration of litigation, investigations, and regulatory compliance. During the year ended December 31, 2016, revenue from our discovery services was $66.1 million. Certain of our discovery services operations are denominated in currencies other than the U.S. dollar, primarily the British pound sterling and the Euro, and therefore these operations are exposed to foreign exchange rate fluctuations.
Key Components of Results of Operations
Revenue
Subscription revenue includes membership subscriptions to our defensive patent aggregation services, premiums earned, net of ceding commissions, from insurance policies, and management fees related to our insurance business. Historically, the majority of our revenue has consisted of fees paid by our clients under subscription agreements. Subscription revenue will be positively or negatively impacted by the financial performance of our patent risk management clients since their subscription fees typically reset annually based upon their most recently reported annual financial results. In August 2012, we launched our insurance product and started to recognize insurance premium revenue from the insurance policies that we underwrite. As the primary insurer, we had been recognizing the full insurance premium as revenue. In May 2014, we began to assume a portion of the underwriting risk on insurance policies that we issue on behalf of a Lloyd's of London underwriting syndicate, and as a result we recognize only the portion of the underwriting risk that we assume. In addition, we receive management fees for marketing, underwriting, and claims management services. Although we expect this revenue to increase as we sell more insurance policies in the future, for the years ended December 31, 2016 and 2015, insurance premium revenue was not material to our results of operations.

Discovery revenue represents fees generated from services rendered in connection with our discovery services. These services are typically comprised of document collection and processing, document review, document production, and project management, and are generally billed in arrears based on the number of users, amount of data stored, or number of consulting hours. Our discovery revenue may fluctuate significantly based on the project-oriented nature of the discovery services we provide.

We recognize revenue from the sale of licenses and advisory fee income in connection with syndicated acquisitions, which we collectively refer to as fee-related revenue. In the future, we may receive other revenue and fee income from newly-introduced products and services. We do not believe that our rate of growth since inception is representative of anticipated future revenue growth and we may experience a year-over-year decline in revenue in future periods.

Cost of Revenue
Cost of revenue from our patent risk management services primarily consists of amortization expenses related to acquired patent assets. Acquired patent assets are capitalized and amortized ratably over their estimated useful lives, which typically relates to the anticipated cash flows from clients and prospects that will benefit from the transaction. Also included in the cost of revenue from our patent risk management service are expenses incurred to maintain our patents, prosecute our patent applications, conduct inter partes reviews and prior art searches, and amortization expense for acquired intangible assets and internally developed software. With the launch of our insurance offering in August 2012, cost of revenue from our patent risk management services began to include premiums ceded to reinsurers and loss reserves. We began to issue new policies under a reinsurance model in May 2014 and under this model we do not cede premiums.

Our cost of revenue from our patent risk management services is primarily driven by the amortization of previously acquired patent assets, which are typically amortized over an estimated useful life of 24 to 60 months. From time to time, we may acquire patent assets that are valuable to our clients and prospects with an estimated useful life that is significantly less than the historical weighted-average of patent assets previously acquired, resulting in increased patent asset amortization expense in periods immediately following the acquisition. Estimating the economic useful lives of our patent assets depends on various factors including whether we acquire patents or licenses to patents, and the remaining statutory life of the underlying patents, either of which could result in shorter amortization periods. We believe that amortization periods of patent assets to be acquired in future periods may be amortized over shorter periods than the historical weighted-average of 41 months, which will cause our cost of revenue to increase. Our cost of revenue from our patent risk management services may fluctuate in the future as it is dependent on the level of patent asset purchases, the amortization period of the patent assets we acquire, and the level of insurance policies we write.

Cost of revenue from our discovery services primarily consists of compensation costs for employees and third-party contractors who deliver services to our clients, costs incurred to maintain, secure, and store hosted data, license fees for the software we utilize in our discovery services process, and amortization of our identifiable intangible assets for technology used to provide our discovery services to our clients. Our cost of revenue related to hosting data and software license fees is primarily fixed but can fluctuate based on levels of data hosted and number of users our clients choose to have access to the software.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of salaries and related expenses, including stock-based compensation expense, amortization related to our intangible assets, cost of marketing programs, legal costs, professional fees, travel costs, facility costs and other corporate expenses. We expect that in the foreseeable future, selling, general, and administrative expenses may decrease as we seek to effectively manage expenses although such expenses could fluctuate from period to period.

Interest and Other Income (Expense), Net
Interest and other income (expense), net consists of interest income earned on our cash, cash equivalents and short-term investments, interest expense incurred on our term debt, gains or losses due to foreign currency fluctuations, as well as changes in fair value of our deferred payment obligations. Our interest and other income (expense) may fluctuate significantly as our long-term debt bears interest in line with the London interbank offered rate and our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, Japanese yen, and Euro relative to the U.S. dollar.

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

Patent Risk Management
The primary source of our revenue from our patent risk management service offering is fees paid by our clients under subscription agreements. We believe that the subscription component of our patent risk management services comprises a single deliverable and thus we recognize each subscription fee ratably over the period for which the fee applies. Revenue is recognized net of any discounts or other contractual incentives. We start recognizing revenue when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. All subscription fees are supported by an executed subscription agreement.

•
Delivery has occurred or services have been rendered. The subscription agreement calls for us to provide our patent risk management services over a specific term commencing on the agreement effective date. Because services are not on an individualized basis (i.e., we generally perform our services on behalf of all of our clients as opposed to each client individually), delivery occurs automatically with the passage of time. Consequently, we recognize subscription revenue ratably.

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

In some instances, we accept a payment from a client to finance part or all of a patent asset acquisition. We refer to such transactions as syndicated acquisitions. The accounting for syndicated acquisitions can be complex and often requires judgments on the part of management as to the appropriate accounting treatment. In accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, in instances where we substantively act as an agent to acquire patent rights from a seller on behalf of clients who are paying for such rights separately from their subscription agreements, we may treat the client payments on a net basis. When treated on a net basis, there may be little or no revenue recognized for such contributions, and the basis of the acquired patent rights may exclude the amounts paid by the contributing client based on our determination that we are not the principal in these transactions. In these situations, where we substantively act as an agent, the contributing clients are typically defendants in an active or threatened patent infringement litigation filed by the owner of a patent. Our involvement is to assist our clients to secure a dismissal from litigation and a license to the underlying patents.

Key indicators evaluated to determine our role as either principal or agent in the transaction include, among others:

•
the entity to grant the license of the patent(s) is generally viewed as the primary obligor in the arrangement, given that it owns and controls the underlying patent(s) and thus has the absolute authority to grant and deliver any release from past damages and dismissal from litigation, and typically determines the general terms of the license(s) granted;

•
we generally do not have any inventory risk, as our clients often enter into contractual obligations with us prior to or contemporaneous to the our entering into a contractual obligation with the seller;

•	we have pricing latitude as we negotiate client contributions, however, this latitude is often limited as the economics of the transaction ultimately depend on the sales price set by the seller;

•
we are is not involved in the determination of the product or service specification and has no ability to change the product or perform any part of the service in connection with these transactions, as the seller owns the underlying patent(s); and

•
we have limited or no credit risk, as each respective client of ours has a contractually binding obligation, such clients are generally of high credit quality and in some instances, we collect the client contribution prior to making a payment to the seller.

In certain syndicated transactions, we may recognize revenue upon the sale of licenses to specific patent assets and/or upon completion of the rendering of advisory services.

Revenue recognition for arrangements with multiple deliverables. A multiple-element arrangement may include the sale of a subscription to our patent risk management services and an insurance policy to cover certain costs associated with patent infringement litigation, each of which are individually considered separate units of accounting. Each element within a multiple-element arrangement is accounted for as a separate unit of accounting given that the delivered products have value to the customer on a standalone basis. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor. The delivery of insurance coverage is not dependent on a client’s subscription to our patent risk management services. While we believe our insurance product offering is unique, our clients are able to purchase insurance coverage as a standalone product from other providers. We sell the components of our patent risk management services on a standalone basis.

Multiple deliverables included in an arrangement are separated into different units of accounting and the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. For our patent risk management service offering, we determine the relative selling price for a deliverable based on its best estimate of selling price ("BESP"). We have determined that vendor-specific objective evidence ("VSOE") and third-party evidence ("TPE") are not available for our patent risk management deliverables.

We have determined our BESP for a subscription to our patent risk management service offering based on the following:

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

We have determined our BESP for our insurance product based on the following:

•
Actuarially determined factors. Although we sell our insurance product both on a standalone basis and as a component of a multiple-element arrangement, the pricing is not affected by the subscription to our patent risk management services. We use an actuarial model that calculates an individual client’s insurance premium based on its projected annual frequency (i.e., number of claims during the policy term) and severity (i.e., the amount which we expect to settle a claim).

Discovery Services
Revenue from our discovery services is primarily generated from the following:

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

We enter into agreements pursuant to which we offer various discovery services. Clients are generally billed monthly based on contractual unit prices and volumes for services delivered. The agreements are typically for an indefinite period of time, however, they are cancelable at will by either party. We are entitled to all fees incurred for services performed. The majority of our discovery services revenue comes from two types of billing arrangements: usage based and fixed fee.

Usage-based arrangements require the client to pay based upon predetermined unit prices and volumes for data hosing, data processing and paper-based services. Project management and review hours are billed based upon the number of hours worked by certain client service professionals at agreed upon rates.

In fixed-fee billing arrangements, we agree to a pre-established monthly fee over a specified term in exchange for various services. The fees are not tied to the attainment of any contractually defined objectives and the monthly fee is nonrefundable.

Based on an evaluation of the discovery services delivered to each client, we determined each deliverable has stand-alone value to the client as each of our discovery services can be sold on a stand-alone basis by us and the discovery services are available from other vendors. Additionally, discovery services do not carry a significant degree of risk or unique acceptance criteria that would require a dependency on the performance of future services.

We determine the relative selling price for a discovery services deliverable based on its VSOE, if available, or its BESP, if VSOE is not available. We have determined that TPE is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third-party pricing information. We allocate revenue to the various units of accounting in its arrangements based on the best estimate of selling price for each unit of accounting, which are consistent with the stated prices in those arrangements.

Our discovery services arrangements do not include any substantive general rights of return or other contingencies.

Sales and value added taxes collected from clients are not considered revenue and are included in accrued liabilities in our consolidated balance sheets until remitted to the taxing authorities.

Patent Assets, Net
We generally acquire patent assets from third parties using cash. Patent assets are recorded at fair value at acquisition. The fair value of the assets acquired is generally based on the fair value of the consideration exchanged. The asset value includes the cost of external legal and other fees associated with the acquisition of the assets. Costs incurred to maintain and prosecute patents and patent applications are expensed as incurred.

Because each client generally receives a license to the majority of our patent assets, we are unable to reliably determine the pattern over which our patent assets are consumed. As a result, we amortize each patent asset on a straight-line basis. The amortization period is equal to the asset’s estimated economic useful life. Estimating the economic useful life of patent assets requires significant management judgment. We consider various factors in estimating the economic useful lives of our patent assets, including the remaining statutory life of the underlying patents, the applicability of the assets to future clients, the vesting period for current clients to obtain perpetual licenses to such patent assets, any contractual commitments by clients that are related to such patent assets, our estimate of the period of time during which we may sign subscription agreements with prospective clients that may find relevance in the patent assets, and the remaining contractual term of our existing clients at the time of acquisition. In certain instances, where we acquire patent assets and secure related client committed cash flows that extend beyond the statutory life of the underlying patents, the useful life may extend beyond the statutory life of the patent assets. As of December 31, 2016, the estimated economic useful life of our patent assets generally ranged from 24 to 60 months. The weighted-average estimated economic useful life of patent assets acquired since inception was 41 months. The weighted-average estimated economic useful life of patent assets acquired during the year ended December 31, 2016 was 27 months. We periodically evaluate whether events and circumstances have occurred that may warrant a revision to the remaining estimated useful life of our patent assets.

In some instances, we accept a payment from a client to finance part or all of an acquisition involving patent assets that may cost more than we are prepared to spend with our own capital resources or that are relevant only to a very small number of clients. In these instances, we facilitate syndicated transactions that include cash contributions from participating clients in addition to their annual subscription fees.

In instances where we sell patent assets, the amount of consideration received is compared to the asset’s carrying value to determine and recognize a gain or loss.

Foreign Currency Accounting
The functional currencies of our international subsidiaries are the U.S. dollar and British pound sterling. Our primary foreign subsidiary uses the local currency of its respective country as its functional currency. Assets and liabilities are translated into U.S. dollars using exchange rates prevailing at the balance sheet date, while revenues and expenses are translated at average exchange rates during the year. Gains and losses resulting from the translation of our consolidated balance sheet are recorded as a component of accumulated other comprehensive income (loss).

Gains and losses from foreign currency transactions are recognized in other expense, net in the consolidated statements of operations.

Stock-Based Compensation
We account for stock-based compensation for equity-settled awards issued to employees and directors under ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that stock-based compensation expense for equity-settled awards made to employees and directors be measured based on the estimated grant date fair value and recognized over the requisite service period. These equity-settled awards include stock options, restricted stock units (“RSUs”), and performance-based RSUs which include a service condition, some of which also include a market condition or performance condition (“PBRSUs”).

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

Estimates of the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option-pricing model and a Monte-Carlo simulation model, is affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. For all stock options granted to date, we calculated the expected term using the SEC simplified method. We had limited information on our past volatility and a limited operating history. Therefore, we had estimated the volatility data based on a study of publicly traded industry peer companies. For purposes of identifying these peer companies, we considered the industry, stage of development, size and financial leverage of potential comparable companies. As of the second quarter of 2014, we concluded that we obtained sufficient historical information and, accordingly, ceased use of calculating the expected term using the SEC simplified method and estimated volatility based on peer companies. Starting the third quarter of 2014, our expected term calculation is based on historical exercise patterns and post-vesting termination behavior. Volatility is calculated based on the implied volatility of our publicly traded stock. We have not granted any stock options since making these changes. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

As of December 31, 2016, there was $34.5 million of unrecognized compensation cost related to RSUs, including PBRSUs, which is expected to be recognized over a weighted-average period of 2.6 years.

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. Judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. We applied a valuation allowance of $0.9 million and $1.1 million against our deferred tax balances at December 31, 2016 and 2015, respectively.

The calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740, Income Taxes (“ASC 740”) provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Our effective tax rate could be adversely affected by changes in federal, state or foreign tax laws, certain non-deductible expenses arising from stock-based awards and changes in accounting principles. During 2015, the statute of limitations expired with respect to our 2010 tax year, which was under examination by the State of California Franchise Tax Board. The conclusion of this examination did not have a material impact on our consolidated financial statements. The 2013 through 2016 tax periods remain open to examination by the Internal Revenue Service and the 2012 through 2016 tax periods remain open to examination by most state tax authorities.

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

We use significant estimates and assumptions, including fair value estimates, to determine fair value of assets acquired, liabilities assumed and, when applicable, the related useful lives of the acquired assets, as of the business combination date. When those estimates are provisional, we refine them as necessary during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which we may gather new information about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Measurement period adjustments are applied retrospectively. All other adjustments are recorded within the consolidated statements of operations.

Goodwill
We review goodwill for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. For the year ended December 31, 2016, we used both the qualitative assessment and the two-step goodwill impairment test to assess whether or not the goodwill of our reporting units was impaired under ASC Topic 350, Intangibles - Goodwill & Other (“ASC Topic 350”), issued by the FASB. A company may first assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment. If the two-step goodwill impairment test is performed, the first step in identifying a potential impairment compares the fair value of the reporting unit with its carrying amount. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired clients, acquired technology, and trade names from a market participant perspective, useful lives, and discount rates. If the carrying amount of a reporting unit exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment charge, and the carrying value of goodwill is written down to fair value.

No impairment charges were recorded as a result of our 2016, 2015, and 2014 annual impairment analyses.

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

	Year Ended December 31,
	2016	2015	2014
Revenue	$333,107	$291,881	$259,335
Cost of revenue	197,262	148,858	124,435
Selling, general and administrative expenses	100,457	77,428	71,679
Gain on sale of patent assets, net	—	(592)	(707)
Operating income	35,388	66,187	63,928
Interest and other income (expense), net	(3,079)	(688)	354
Income before provision for income taxes	32,309	65,499	64,282
Provision for income taxes	14,074	26,077	24,941
Net income	$18,235	$39,422	$39,341

The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of revenue.

	Year Ended December 31,
	2016	2015	2014
Revenue	100%	100%	100%
Cost of revenue	59	51	48
Selling, general and administrative expenses	30	27	28
Gain on sale of patent assets, net	—	—	—
Operating income	11	22	24
Interest and other income (expense), net	(1)	—	—
Income before provision for income taxes	10	22	24
Provision for income taxes	4	9	10
Net income	6%	13%	14%

Years Ended December 31, 2016 and 2015
Revenue
Our revenue for the year ended December 31, 2016 was $333.1 million compared to $291.9 million during the same period a year prior, an increase of $41.2 million, or 14%. Subscription revenue — which includes membership subscription to our defensive patent aggregation services, premiums earned, net of ceding commissions, from insurance policies and management fees — for the year ended December 31, 2016 was $255.4 million compared to $269.7 million for the year ended December 31, 2015. The decrease in subscription revenue was primarily attributable to a net decrease in membership fees and insurance premiums of $20.5 million from clients who joined our network prior to December 31, 2015 and, in certain cases, may no longer be a part of our network as of December 31, 2016. This decrease in subscription revenue was partially offset by a net increase in membership fees and insurance premiums of $6.2 million from new clients who joined our network subsequent to December 31, 2015. As of December 31, 2016 we had a total patent risk management client network of 348 companies as compared to 255 as of December 31, 2015.

Discovery revenue, which includes fees generated from data collection, hosting and processing, project management, and document review services, was $66.1 million for the year ended December 31, 2016 compared to nil in the same period a year prior as we acquired Inventus in January 2016.

Revenue for the year ended December 31, 2016 also included $11.6 million of fee-related revenue as compared to $22.2 million in the same period in 2015. This decrease in fee-related revenue was primarily attributable to the decrease in success fees earned in connection with syndicated acquisitions as well as a decrease in sale of perpetual licenses.

Cost of Revenue
Our cost of revenue for the year ended December 31, 2016 was $197.3 million compared to $148.9 million during the same period a year prior, an increase of $48.4 million, or 33%. The increase was primarily attributable to the cost of revenue for discovery services of $33.4 million associated with Inventus, which we acquired in January 2016 and therefore has no comparable cost of revenue for the year ended December 31, 2015. The increase in cost of revenue was also attributable to a $16.6 million increase in patent amortization expense as a result of an increase in our patent assets and shorter than historical amortization periods for certain patent assets acquired during the year ended December 31, 2016. Patent assets acquired during the year ended December 31, 2016 had a weighted-average amortization period of 27 months compared with the historical weighted-average since our inception of 41 months. This increase was partially offset by a $1.6 million decrease in expenses incurred to maintain and prosecute patents and patent applications included in our portfolio.

Selling, General, and Administrative Expenses
Our selling, general, and administrative expenses for the year ended December 31, 2016 were $100.5 million compared to $77.4 million during the same period a year prior, an increase of $23.1 million or 30%. The increase was primarily due to selling, general, and administrative expenses of $24.0 million for the year ended December 31, 2016 associated with Inventus, which we acquired in January 2016 and therefore has no comparable selling, general, and administrative expenses for the year ended December 31, 2015. This increase was partially offset by a decrease of selling, general, and administrative expenses of $0.9 million in the patent risk management business primarily attributable to a $2.7 million decrease in personnel-related costs due to decreases in headcount during the year ended December 31, 2016 as compared to the year ended December 31, 2015 partially offset by a $1.8 million increase in professional services fees.

Interest and Other Income (Expense), Net
Our interest and other expense, net for the year ended December 31, 2016 was $3.1 million compared to interest and other expense, net of $0.7 million during the same period a year prior, an increase of $2.4 million. The increase was primarily due to an increase of $4.5 million related to our deferred payment obligation, a $3.0 million increase of realized and unrealized foreign currency losses, increase of $3.0 million of interest expense incurred primarily in connection with our $100 million five-year term facility which we entered into in February 2016, as well as a $0.2 million decrease in interest income generated from our short-term investments. This increase was partially offset by a decrease of $8.3 million in other expense, net related to our short-term investments.

Provision for Income Taxes
Our provision for income taxes was $14.1 million and $26.1 million for the years ended December 31, 2016 and 2015, respectively. Our effective tax rate, including the impact of discrete benefit items, increased to 44% for the year ended December 31, 2016 compared to 40% for the year ended December 31, 2015, primarily due to increases in reserves for unrecognized tax benefits resulting from state apportionment matters. Based on available information, we believe it is more-likely-than-not that our deferred tax assets will be fully realized with the exception of a portion related to our generated capital losses. Accordingly, we have not applied a valuation allowance against our net deferred tax assets except for a portion related to the generated capital losses at December 31, 2016 and 2015.
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

Revenue for the year ended December 31, 2015 also included $22.2 million of fee-related revenue as compared to $8.0 million in the same period in 2014. This increase in fee-related revenue was primarily attributable to the success fees earned in connection with syndicated acquisitions as well as the sale of perpetual licenses.

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

Selling, General, and Administrative Expenses
Our selling, general, and administrative expenses for the year ended December 31, 2015 were $77.4 million compared to $71.7 million during the same period a year prior, an increase of $5.7 million or 8%. The increase was primarily due to a $3.4 million increase in personnel-related costs, attributable to increasing our headcount to 161 employees as of December 31, 2015, a $1.7 million increase in legal and professional service fees primarily attributable to costs related to M&A activity, and $0.3 million increase in IT related costs for software upgrades and licenses for additional users due to increases in headcount.

Interest and Other Income (Expense), Net
Our interest and other expense, net for the year ended December 31, 2015 was $0.7 million compared to interest and other income, net of $0.4 million during the same period a year prior, a decrease of $1.1 million. The decrease was primarily due to a $5.1 million other-than-temporary impairment of short-term investments and $3.4 million of losses realized on sales and exchanges of short-term investments offset by fair value adjustments on our deferred payment obligations of $3.9 million, a $3.0 million gain on extinguishment of our deferred payment obligation, and $0.5 million of interest income from our short-term investments.

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

Non-GAAP Financial Measures
We supplement our consolidated financial statements presented on a GAAP basis with non-GAAP adjusted EBITDA less net patent spend as we believe that this non-GAAP measure provides useful information about core operating results and thus is appropriate to enhance the overall understanding of our past financial performance and our prospects for the future. We define non-GAAP adjusted EBITDA as net income exclusive of provision for income taxes, interest and other income (expense), net, stock-based compensation and related employer payroll taxes, depreciation, and amortization. We use this non-GAAP measure to evaluate our financial results and trends, allocate internal resources, prepare and approve our annual budget, develop short- and long-term operating plans, and assess the health of our business. We believe this non-GAAP measure may prove useful to investors who wish to consider the impact of certain items when comparing our financial performance with that of other companies. The adjustments to our GAAP results are made with the intent of providing both management and investors a more complete understanding of our underlying operational results, trends and performance.

There are limitations in using non-GAAP financial measures because non-GAAP financial measures are not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies. The non-GAAP financial measures are limited in value because they exclude certain items that may have a material impact on our reported financial results. In addition, they are subject to inherent limitations as they reflect the exercise of judgment by management about which items are adjusted to calculate our non-GAAP financial measures. Management compensates for these limitations by analyzing current and future results on a GAAP basis as well as a non-GAAP basis and also by providing GAAP measures in our public disclosures.

The presentation of additional information should not be considered in isolation or as a substitute for or superior to financial results determined in accordance with GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measure and not to rely on any single financial measure to evaluate our business.

The following table sets forth the reconciliation of net income to non-GAAP adjusted EBITDA less net patent spend for each of the periods indicated (in thousands). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Year Ended December 31,
	2016	2015	2014
Net income	$18,235	$39,422	$39,341
Provision for income taxes	14,074	26,077	24,941
Interest and other (income) expense, net	3,079	688	(354)
Stock-based compensation	18,568	18,015	18,049
Depreciation and amortization	171,623	145,835	123,138
Non-GAAP adjusted EBITDA	225,579	230,037	205,115
Net patent spend	(117,429)	(160,665)	(136,468)
Non-GAAP adjusted EBITDA less net patent spend	$108,150	$69,372	$68,647

Liquidity and Capital Resources
We have financed substantially all of our operations and patent asset acquisitions through subscription and other fees collected from our clients, patent-seller financing, the sale of equity securities, and from borrowing through term loan facilities. As of December 31, 2016, we had $100.1 million of cash and cash equivalents and $90.9 million in short-term investments. In January 2016, we paid aggregate consideration of $232 million in cash, net of working capital adjustments, at the closing of the Inventus transaction. On February 26, 2016, we entered into a credit agreement for a $100 million five-year term facility and a $50 million five-year revolving credit facility, which contains financial covenants requiring us to maintain certain leverage and fixed charge ratios which may impact our spending patterns and limits in the future. As of December 31, 2016, the total balance outstanding on the term facility was $96.3 million, and the revolving credit facility remains undrawn. Further information regarding our credit agreement can be found in Note 11 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future capital needs will depend on many factors, including, among other things, our acquisition of patent assets, addition and renewal of client membership agreements, growth of our insurance and discovery services businesses and development of new products and services. We may experience fluctuations in patent acquisition spending as we acquire patent assets that will benefit our clients. Our cash used in investing activities may increase in the future as we acquire additional patent assets. Our cash used in financing activities may increase in the future as we execute our stock repurchase program by purchasing RPX shares. Additionally, we may enter into potential investments in, or acquisitions of, complementary businesses which could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$187,256	$173,223	$191,469
Net cash used in investing activities	(213,475)	(134,868)	(214,434)
Net cash provided by (used in) financing activities	32,049	(21,391)	829
Foreign-currency effect on cash and cash equivalents	(702)	—	—
Net increase (decrease) in cash and cash equivalents	$5,128	$16,964	$(22,136)

Cash Flows from Operating Activities
Cash provided by operating activities for the year ended December 31, 2016 was $187.3 million, consisting of adjustments for non-cash items of $181.1 million, changes in working capital and non-current assets and liabilities of $12.1 million, and net income of $18.2 million. Non-cash adjustments to net income primarily consisted of $171.6 million of depreciation and amortization, $18.3 million of stock-based compensation, an unrealized loss of $2.7 million due to foreign currency fluctuations, $2.2 million of amortization of premium on investments, $2.5 million of other non-cash adjustments, and $0.3 million loss on sales and transfers of short-term investments partially offset by a reduction of $14.0 million due to a net increase in our deferred taxes, fair value adjustments on our deferred payment obligations of $1.9 million, and a gain of $0.5 million recognized on the extinguishment of a deferred payment obligation. The change in working capital and non-current assets and liabilities resulted primarily from a $39.7 million increase in accounts receivable, partially offset by a $14.7 million increase in deferred revenue, a $10.3 million decrease in prepaid expenses and other assets, a $1.7 million increase in accrued and other liabilities, and a $0.9 million increase in accounts payable. The increase in accounts receivable was primarily due to an increase of $25.4 million related to a significant patent risk management customer as well as the addition of accounts receivable related to our discovery services business.

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

Cash Flows from Investing Activities
Cash used in investing activities for the year ended December 31, 2016 was $213.5 million, resulting from $228.5 million used for the acquisition of Inventus, net of cash received, $116.7 million used to acquire patent assets, $10.8 million used for the net purchases of short-term investments, and $3.7 million used to acquire property and equipment. This was partially offset by $145.9 million received from the sale of investments primarily used to fund the acquisition of Inventus and a $0.3 million decrease in restricted cash.

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

Cash Flows from Financing Activities
Cash provided by financing activities for the year ended December 31, 2016 was $32.0 million, resulting from $100.0 million provided by proceeds from the issuance of long-term debt and $3.8 million in proceeds from the exercise of stock options. This cash provided by financing activities was partially offset by $60.1 million used to repurchase our common stock under our share repurchase program, $4.2 million in tax payments for net-share settlements of RSUs and PBRSUs, $3.8 million payments of principal on our long-term debt, $2.0 million used for issuance costs related to our long-term debt, $1.3 million used for a deferred acquisition payment, and $0.5 million of cash payments for capital leases.

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
Contractual Obligations and Commitments
The following summarizes our non-cancelable minimum payments under contractual obligations and commitments as of December 31, 2016 (in thousands):

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Operating lease commitments(1)	$4,445	$7,826	$743	$611	$13,625
Principal payments on borrowings	6,875	21,250	68,125	—	96,250
Interest payments on borrowings (2)	2,916	5,027	2,164	—	10,107
Total	$14,236	$34,103	$71,032	$611	$119,982
(1)     Operating lease commitments are net of total contractual sublease payments of $3.3 million.

(2)
Our long-term debt bears interest which is payable quarterly in arrears at our option equal to either a base rate plus a margin ranging from 1.25% to 1.75% per annum or, at our election, the one-, two-, three-, or six-month London interbank offered rate ("LIBOR") plus a margin ranging from 2.25% to 2.75% per annum, based upon the ratio of our debt to consolidated EBITDA ratio. We estimated future interest payment obligations based on the interest election and LIBOR rate in effect as of December 31, 2016. Further information regarding our long-term debt can be found in Note 11, "Debt" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

We lease office facilities under non-cancelable operating leases that expire at various dates through 2024. Our facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance.

In March 2012, we entered into an amended lease agreement related to our San Francisco, California office space. The amendment, which took effect on May 1, 2013, increased the rentable space to approximately 67,000 total square feet and extended the term through October 2019. The monthly base rent payments pursuant to this lease are approximately $0.3 million per month, increasing to approximately $0.4 million per month. As of December 31, 2016, our total future minimum payments required under non-cancelable operating leases, net of sublease income, is $13.6 million, which is included in the table above. In October 2013, we entered into an agreement to sublease a portion of its San Francisco, California office space. This sublease took effect on February 1, 2014 for a 36-month term through January 2017 and was subsequently renewed through October 2019.

As of December 31, 2016, our reserve for uncertain tax positions was $9.3 million, which includes interest and penalties of $1.7 million, and was classified as a non-current liability. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with the tax liabilities; therefore, such amounts are not included in the above contractual obligations table.

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

Issuer Purchases of Equity Securities
In February 2015, our Board of Directors authorized the repurchase of up to $75.0 million of our outstanding shares of common stock. In March and May 2016, we increased our share repurchase program by $25 million and $50 million, respectively, for a total amount authorized of $150 million. As part of the share repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined in our discretion and will depend on factors such as cash generation from operations, other cash requirements, economic and market conditions, stock price and legal and regulatory requirements. The share repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. As of December 31, 2016, we had repurchased an aggregate of 7.9 million shares of common stock in the open market for $86.3 million under the share repurchase program.
Off Balance Sheet Arrangements
At December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.
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

Foreign Currency Exchange Risk
Our subscription agreements are denominated in U.S. dollars and, therefore, our subscription revenue is not currently subject to significant foreign currency risk. Certain of our discovery services operations are denominated in currencies other than the U.S. dollar, primarily the British pound sterling and the Euro, and therefore these operations are exposed to foreign exchange rate fluctuations, particularly in light of the referendum in the United Kingdom in which voters approved an exit from the European Union, commonly referred to as "Brexit," and other recent political developments. Our expenses are incurred primarily in the United States, with a portion of expenses incurred and denominated in the currencies where our international offices are located. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, Japanese yen, and Euro relative to the U.S. dollar, including changes due to Brexit. To date, we have not entered into any foreign currency hedging contracts.

Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of cash equivalents and short-term investments and our long-term debt.

As of December 31, 2016, we had an outstanding term facility maturing in 2020 with an aggregate carrying amount of $96.3 million, which bears interest which is payable quarterly in arrears at our option equal to either a base rate plus a margin ranging from 1.25% to 1.75% per annum or, at our election, the one-, two-, three-, or six-month London interbank offered rate ("LIBOR") plus a margin ranging from 2.25% to 2.75% per annum, based upon the ratio of our debt to consolidated EBITDA ratio. The outstanding balance on the Term Facility bore interest during the year ended December 31, 2016 at an average interest rate of 3.0%, which approximates fair value. The Revolving Credit Facility bears a commitment fee on undrawn balances of 0.35% to 0.45% per annum, also based upon our debt to consolidated adjusted EBITDA ratio, that are expensed as incurred. A hypothetical 100 BPS increase or decrease in LIBOR would increase or decrease the interest expense on our term facility by approximately $0.8 million for the year ended December 31, 2016.

We had cash, cash equivalents and short-term investments of $191.0 million as of December 31, 2016. Our cash balances deposited in U.S. banks are non-interest bearing and insured up to the Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents consist primarily of institutional money market funds and municipal bonds denominated primarily in U.S. dollars. Interest rate fluctuations affect the returns on our invested funds.

As of December 31, 2016, our short-term investments of $90.9 million were primarily invested in municipal and corporate bonds maturing between 90 days and 12 months, U.S. government and agency securities, commercial paper, and equity securities. As of December 31, 2016, our investments were primarily classified as available-for-sale and, consequently, were recorded at fair value in the consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in the fair value of an asset below its carrying value is other-than-temporary. As of December 31, 2016, we had not recorded any impairment charges related to our investments in the consolidated statement of operations.

If overall interest rates had changed by 10% during the year ended December 31, 2016, the fair value of our investments would not have been materially affected.

Effect of Inflation
We believe that inflation has not had a material impact on our consolidated results of operations for the year ended December 31, 2016. There can be no assurance that future inflation will not have an adverse impact on our consolidated results of operations or financial condition.

Item 8.	Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RPX Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of RPX Corporation and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Inventus Solutions, Inc. from its assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination during 2016. We have also excluded Inventus Solutions, Inc. from our audit of internal control over financial reporting. Inventus Solutions, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 6% and 20%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
February 28, 2017

RPX Corporation
Consolidated Balance Sheets
(in thousands, except par value data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$100,111	$94,983
Short-term investments	90,877	231,015
Restricted cash	500	701
Accounts receivable, net	64,395	13,905
Prepaid expenses and other current assets	4,524	12,643
Total current assets	260,407	353,247
Patent assets, net	212,999	254,560
Property and equipment, net	6,948	4,733
Intangible assets, net	56,050	1,801
Goodwill	151,322	19,978
Restricted cash, less current portion	965	727
Other assets	8,337	6,896
Deferred tax assets	38,261	16,619
Total assets	$735,289	$658,561
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,197	$959
Accrued liabilities	16,798	14,842
Deferred revenue	118,856	110,921
Deferred payment obligations	—	2,383
Current portion of long-term debt	6,474	—
Other current liabilities	1,484	467
Total current liabilities	146,809	129,572
Deferred revenue, less current portion	11,552	4,731
Deferred tax liabilities	4,023	—
Long-term debt, less current portion	88,110	—
Other liabilities	10,514	7,779
Total liabilities	261,008	142,082
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value — 200,000 shares authorized; 48,776 and 53,489 issued and outstanding as of December 31, 2016 and 2015, respectively	5	5
Additional paid-in capital	360,462	344,610
Retained earnings	130,249	172,115
Accumulated other comprehensive loss	(16,435)	(251)
Total stockholders’ equity	474,281	516,479
Total liabilities and stockholders’ equity	$735,289	$658,561

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$333,107	$291,881	$259,335
Cost of revenue	197,262	148,858	124,435
Selling, general, and administrative expenses	100,457	77,428	71,679
Gain on sale of patent assets, net	—	(592)	(707)
Operating income	35,388	66,187	63,928
Interest and other income (expense), net:
Interest income	506	740	372
Interest expense	(3,015)	—	—
Other expense, net	(570)	(1,428)	(18)
Total interest and other income (expense), net	(3,079)	(688)	354
Income before provision for income taxes	32,309	65,499	64,282
Provision for income taxes	14,074	26,077	24,941
Net income	$18,235	$39,422	$39,341

Net income per share:
Basic	$0.36	$0.72	$0.74
Diluted	$0.36	$0.71	$0.72
Weighted-average shares used in computing net income per share:
Basic	50,462	54,432	53,444
Diluted	51,001	55,410	54,818

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$18,235	$39,422	$39,341
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale investments:
Unrealized holding gains (losses) arising during the period	97	(572)	(156)
Less: reclassification adjustment for losses included in net income	—	429	—
Net unrealized gains (losses) on available-for-sale investments, net of tax	97	(143)	(156)
Foreign currency translation adjustments	(16,281)	—	—
Comprehensive income	$2,051	$39,279	$39,185

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	52,692	$5	$305,343	$119,527	$48	$424,923
Components of comprehensive income, net of tax:
Net income	—	—	—	39,341	—	39,341
Unrealized loss on available-for-sale investments, net of tax	—	—	—	—	(156)	(156)
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other common stock issuances	1,188	—	3,163	—	—	3,163
Issuance of common stock related to business acquisition	182	—	3,156	—	—	3,156
Stock-based compensation	—	—	17,747	—	—	17,747
Tax benefit of equity award deductions	—	—	1,799	—	—	1,799
Tax withholdings related to net share settlements of restricted stock units	—	—	(4,928)	—	—	(4,928)
Balance at December 31, 2014	54,062	5	326,280	158,868	(108)	485,045
Components of comprehensive income, net of tax:
Net income	—	—	—	39,422	—	39,422
Unrealized loss on available-for-sale investments, net of tax	—	—	—	—	(143)	(143)
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other common stock issuances	1,420	—	5,013	—	—	5,013
Repurchase of common stock	(1,993)	—	—	(26,175)	—	(26,175)
Stock-based compensation	—	—	17,728	—	—	17,728
Tax benefit of equity award deductions	—	—	686	—	—	686
Tax withholdings related to net share settlements of restricted stock units	—	—	(5,097)	—	—	(5,097)
Balance at December 31, 2015	53,489	5	344,610	172,115	(251)	516,479
Components of comprehensive income, net of tax:
Net income	—	—	—	18,235	—	18,235
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	97	97
Foreign currency translation adjustments	—	—	—	—	(16,281)	(16,281)
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other common stock issuances	1,211	—	3,778	—	—	3,778
Repurchase of common stock	(5,924)	—	—	(60,101)	—	(60,101)
Stock-based compensation	—	—	18,378	—	—	18,378
Tax benefit of equity award deductions	—	—	(2,119)	—	—	(2,119)
Tax withholdings related to net share settlements of restricted stock units	—	—	(4,185)	—	—	(4,185)
Balance at December 31, 2016	48,776	$5	$360,462	$130,249	$(16,435)	$474,281

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$18,235	$39,422	$39,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	171,623	145,835	123,138
Stock-based compensation	18,275	17,594	17,656
Excess tax benefit from stock-based compensation	(103)	(1,593)	(2,598)
Gain on sale of patent assets, net	—	(592)	(707)
Amortization of premium and discount on investments	2,247	6,666	6,585
Deferred taxes	(13,951)	(13,010)	(14,216)
Unrealized foreign currency loss	2,689	—	—
Fair value adjustments on deferred payment obligations	(1,920)	(3,887)	—
Gain on extinguishment of deferred payment obligation	(463)	(3,000)	—
Other-than-temporary impairment of short-term investments	—	5,096	—
Realized loss on exchange of short-term investments	290	3,444	—
Other	2,457	(60)	(500)
Changes in assets and liabilities, net of business acquired:
Accounts receivable	(39,737)	10,888	14,006
Prepaid expenses and other assets	10,344	(17,651)	3,565
Accounts payable	923	724	(97)
Accrued and other liabilities	1,693	4,631	6,930
Deferred revenue	14,654	(21,284)	(1,634)
Net cash provided by operating activities	187,256	173,223	191,469
Investing activities
Purchases of investments	(70,980)	(273,853)	(224,548)
Maturities of investments	60,143	254,360	174,650
Sales of investments	145,925	21,650	—
Business acquisition, net of cash acquired	(228,452)	(425)	(2,286)
Decrease in restricted cash	298	247	143
Purchases of property and equipment	(3,667)	(2,163)	(1,511)
Acquisitions of patent assets	(116,742)	(132,834)	(136,968)
Deposit for acquisition of patent assets	—	—	(25,000)
Proceeds from sale of patent assets	—	650	1,086
Acquisition of other assets	—	(2,500)	—
Net cash used in investing activities	(213,475)	(134,868)	(214,434)
Financing activities
Repayments of principal on deferred payment obligations	—	(2,935)	—
Proceeds from deferred payment obligations	—	6,270	—
Proceeds from issuance of term debt	100,000	—	—
Payment of debt issuance costs	(2,003)	—	—
Repayment of principal on term debt	(3,750)	—	—
Deferred acquisition payment	(1,320)	—	—
Proceeds from exercise of stock options	3,766	4,953	3,159
Taxes paid related to net-share settlements of restricted stock units	(4,185)	(5,097)	(4,928)
Excess tax benefit from stock-based compensation	103	1,593	2,598
Payments of capital leases	(461)	—	—
Repurchase of common stock	(60,101)	(26,175)	—
Net cash provided by (used in) financing activities	32,049	(21,391)	829
Foreign-currency effect on cash and cash equivalents	(702)	—	—
Net increase (decrease) in cash and cash equivalents	5,128	16,964	(22,136)
Cash and cash equivalents at beginning of period	94,983	78,019	100,155
Cash and cash equivalents at end of period	$100,111	$94,983	$78,019

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Supplemental disclosures of cash flow information
Cash paid for interest	$2,571	$—	$—
Cash paid for income taxes	$15,078	$23,969	$15,066

Non-cash investing and financing activities
Change in patent assets purchased and accrued but not paid	$(333)	$—	$(500)
Change in fixed assets purchased and accrued but not paid	$565	$—	$(166)
Change in other assets purchased and accrued but not paid	$—	$—	$(63)
Patent assets and intangible assets received in barter transactions	$381	$2,203	$—
Nonmonetary exchange for investments	$—	$5,935	$—
Issuance of common stock related to business acquisition	$—	$—	$3,156
Unpaid cash consideration for business acquisition	$—	$—	$425

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Notes to Consolidated Financial Statements

1.	Nature of Business
RPX Corporation (also referred to herein as “RPX” or the “Company”) helps companies reduce patent litigation risk and corporate legal expense through two primary service offerings: its patent risk management services and its discovery services.

The Company's patent risk management services help companies reduce patent-related risk and expense through subscription-based patent risk management services that facilitate more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. The core of the Company’s patent risk management services is defensive patent aggregation, in which it acquires patents or licenses to patents that are being or may be asserted against the Company’s current or prospective clients. The Company occasionally enters into agreements to acquire covenants not to sue in order to further mitigate its clients’ litigation risk. The acquired patents, licenses to patents, patent rights and agreements for covenants not to sue are collectively referred to as “patent assets.” The Company’s patent risk management clients pay an annual subscription fee and in return, receive a license from the Company to substantially all of its patent assets and access to its proprietary patent market intelligence and data. In some instances, the Company accepts a payment from a client to finance part or all of an acquisition involving patent assets that may cost more than the Company is prepared to spend with its own capital resources or that are relevant only to a small number of clients. In these instances, the Company facilitates syndicated transactions that include cash contributions from participating clients in addition to their annual subscription fees.

In addition to its subscription-based patent risk management services, the Company underwrites patent infringement liability insurance policies to insure against certain costs of litigation. The Company uses a reinsurance subsidiary company to assume a portion of the underwriting risk on the insurance policies that the Company issues on behalf of a Lloyd's of London underwriting syndicate. As of and for the years ended December 31, 2016, 2015, and 2014, the effect of the insurance policies that the Company has issued or assumed through its reinsurance business was not material to the Company’s results of operations, financial condition, or cash flows.

In January 2016, the Company acquired Inventus Solutions, Inc. ("Inventus"), now a wholly owned subsidiary of the Company, and began offering its discovery services which provides technology-enabled services to assist law firms and corporate legal departments manage costs and risks related to the litigation discovery process. The Company's discovery services include data hosting and backup, data processing and collection, project management, document review, and traditional document production. All of these services are designed to streamline the administration of litigation, investigations, and regulatory compliance.
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
Significant estimates and assumptions made by management include the determination of:

•	the estimated economic useful lives of patent assets;

•	the determination of a best estimated selling price of a subscription and patent infringement liability insurance;

•	the fair value of assets acquired and liabilities assumed for business combinations;

•	the assumptions and methods used in deriving the fair value of goodwill and intangible assets;

•	recognition and measurement of current and deferred income taxes, any related valuation allowances, and uncertain tax positions;

•	the fair value of stock awards issued;

•	the assumptions and methods used in deriving the fair value of deferred payment obligations;

•	the estimated reserves for known and incurred but not reported claims; and

•	trade receivable allowance for doubtful accounts.

Revenue Recognition
The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”) and related authoritative guidance.

Patent Risk Management
The primary source of the Company's revenue from its patent risk management services offering is fees paid by its clients under subscription agreements. The Company believes that the subscription component of its patent risk management service offering comprises a single deliverable and thus it recognizes each subscription fee ratably over the period for which the fee applies. Revenue is recognized net of any discounts or other contractual incentives. The Company starts recognizing revenue when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. All subscription fees are supported by an executed subscription agreement.

•
Delivery has occurred or services have been rendered. The subscription agreement calls for the Company to provide its patent risk management services over a specific term commencing on the agreement effective date. Because services are not on an individualized basis (i.e., the Company generally performs its services on behalf of all of its clients as opposed to each client individually), delivery occurs automatically with the passage of time. Consequently, the Company recognizes subscription revenue ratably.

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

•
Collectability is reasonably assured. Subscription fees are generally collected on or near the effective date of the agreement and again at or near each anniversary date thereof. The Company does not recognize revenue in instances where collectability is not reasonably assured. Generally, the Company's subscription agreements state that all fees paid are non-refundable.

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

The Company's patent risk management clients generally receive a term license to, and a release from all prior damages associated with, patent assets in the Company's portfolio. The term license to each patent asset typically converts to a perpetual license at the end of a contractually specified vesting period, provided that the client is a member at such time. The Company does not view the conversion from term license to perpetual license to be a separate deliverable in its arrangements with its clients because the utility of, access to and freedom to practice the inventions covered by the patent asset is no different between a term and perpetual license.

In some instances, the Company accepts a payment from a client to finance part or all of a patent asset acquisition. We refer to such transactions as syndicated acquisitions. The accounting for syndicated acquisitions can be complex and often requires judgments on the part of management as to the appropriate accounting treatment. In accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, in instances where the Company substantively acts as an agent to acquire patent rights from a seller on behalf of clients who are paying for such rights separately from their subscription agreements, the Company may treat the client payments on a net basis. When treated on a net basis, there may be little or no revenue recognized for such contributions, and the basis of the acquired patent rights may exclude the amounts paid by the contributing client based on our determination that the Company is not the principal in these transactions. In these situations, where the Company substantively acts as an agent, the contributing clients are typically defendants in an active or threatened patent infringement litigation filed by the owner of a patent. The Company's involvement is to assist our clients to secure a dismissal from litigation and a license to the underlying patents.

Key indicators evaluated to determine the Company's role as either principal or agent in the transaction include, among others:

•
the entity to grant the license of the patent(s) is generally viewed as the primary obligor in the arrangement, given that it owns and controls the underlying patent(s) and thus has the absolute authority to grant and deliver any release from past damages and dismissal from litigation, and typically determines the general terms of the license(s) granted;

•
the Company generally does not have any inventory risk, as its clients often enter into contractual obligations with the Company prior to or contemporaneous to the Company entering into a contractual obligation with the seller;

•
the Company has pricing latitude as it negotiates client contributions, however, this latitude is often limited as the economics of the transaction ultimately depend on the sales price set by the seller;

•
the Company is not involved in the determination of the product or service specification and has no ability to change the product or perform any part of the service in connection with these transactions, as the seller owns the underlying patent(s); and

•
the Company has limited or no credit risk, as each respective client has a contractually binding obligation, such clients are generally of high credit quality and in some instances, the Company collects the client contribution prior to making a payment to the seller.

In certain syndicated transactions, the Company may recognize revenue upon the sale of licenses to specific patent assets and/or upon completion of the rendering of advisory services.

Revenue recognition for arrangements with multiple deliverables. A multiple-element arrangement may include the sale of a subscription to the Company's patent risk management services and an insurance policy to cover certain costs associated with patent infringement litigation, each of which are individually considered separate units of accounting. Each element within a multiple-element arrangement is accounted for as a separate unit of accounting given that the delivered products have value to the customer on a standalone basis. The Company considers a deliverable to have standalone value if the product or service is sold separately by us or another vendor. The delivery of insurance coverage is not dependent on a client’s subscription to the Company's patent risk management services. While the Company believes its insurance product offering is unique, its clients are able to purchase insurance coverage as a standalone product from other providers. The Company sells the components of its patent risk management services on a standalone basis.

Multiple deliverables included in an arrangement are separated into different units of accounting and the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. The Company determines the relative selling price for a deliverable based on its best estimate of selling price ("BESP") for its patent risk management services. The Company has determined that vendor-specific objective evidence ("VSOE") and third-party evidence ("TPE") are not available for its patent risk management deliverables.

The Company has determined its BESP for a subscription to our patent risk management services based on the following:

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

The Company has determined its BESP for its insurance product based on the following:

•
Actuarially determined factors. Although the Company sells its insurance product both on a standalone basis and as a component of a multiple-element arrangement, the pricing is not affected by the subscription to our patent risk management services. The Company uses an actuarial model that calculates an individual client’s insurance premium based on its projected annual frequency (i.e., number of claims during the policy term) and severity (i.e., the amount which it expects to settle a claim).

Discovery Services
Revenue from the Company's discovery services is primarily generated from the following:

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

Usage-based arrangements require the client to pay based upon predetermined unit prices and volumes for data hosing, data processing and paper-based services. Project management and review hours are billed based upon the number of hours worked by certain client service professionals at agreed upon rates.

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

Based on an evaluation of the discovery services delivered to each client, the Company determined each deliverable has stand-alone value to the client as each of its discovery services can be sold on a stand-alone basis by the Company and the discovery services are available from other vendors. Additionally, discovery services do not carry a significant degree of risk or unique acceptance criteria that would require a dependency on the performance of future services.

The Company determines the relative selling price for a discovery services deliverable based on its VSOE, if available, or its BESP, if VSOE is not available. The Company has determined that TPE is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third-party pricing information. The Company allocates revenue to the various units of accounting in its arrangements based on the best estimate of selling price for each unit of accounting, which are consistent with the stated prices in those arrangements.

The Company’s discovery services arrangements do not include any substantive general rights of return or other contingencies.

Sales and value added taxes collected from clients are not considered revenue and are included in accrued liabilities in the Company's consolidated balance sheets until remitted to the taxing authorities.

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

Deferred Revenue
The Company generally invoices its patent risk management clients upon execution of a new agreement and prior to their anniversary date for existing agreements. The Company records the amount of fees billed as deferred revenue and recognizes such amounts as revenue ratably over the period for which they apply. The Company typically records deferred revenue when it has the legal right to bill amounts owed and the applicable service period has commenced. In an instance where a term has commenced but the fees have not yet been invoiced, the Company records an unbilled receivable. Deferred revenue that will be recognized during the succeeding 12-month period from the respective balance sheet date is recorded as deferred revenue, current, and the remaining portion is recorded as non-current.

Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are non-interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The allowance for doubtful accounts is based on the expected ability to collect accounts receivable. The Company reviews accounts receivable to identify amounts due from clients which are past due to identify specific clients with known disputes or collectability issues. In determining the allowance for doubtful accounts, the Company makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. The Company's allowance for doubtful accounts was $0.9 million and nil as of December 31, 2016 and 2015, respectively.

Concentration of Risk
The Company is subject to concentrations of credit risk principally attributable to cash, cash equivalents, investments, accounts receivable and other receivables. The Company’s non-restricted cash balances deposited in U.S. banks are non-interest bearing and are insured up to the Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents primarily consist of institutional money market funds and municipal bonds denominated primarily in U.S. dollars. Investment policies have been implemented that limit purchases of debt securities to investment-grade securities.

As of December 31, 2016, one client individually accounted for 39% of accounts receivable. Three clients individually accounted for 32%, 18%, and 14% of accounts receivables at December 31, 2015. No client accounted for 10% or more of revenue in any of the years ended December 31, 2016, 2015 or 2014.

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

The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, other receivables and accounts payable, approximate their fair values due to their short maturities. The carrying amounts of the Company's deferred payment obligations held as of December 31, 2015 were valued using Level 3 valuation techniques which approximate fair value.

Cash and Cash Equivalents
The Company’s cash and cash equivalents principally consist of institutional money market funds and municipal bonds denominated primarily in U.S. dollars. Cash equivalents are highly liquid, short-term investments having an original maturity of 90 days or less that are readily convertible to known amounts of cash.

Restricted Cash
Restricted cash consists primarily of certificates of deposit established as collateral for the Company’s office lease agreements as well as amounts held in trust. At December 31, 2016 and 2015, the Company had restricted cash (current and non-current) of $1.5 million and $1.4 million, respectively.

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

The Company periodically evaluates its investments for impairment due to declines in market value considered to be “other-than-temporary.” This evaluation consists of several qualitative and quantitative factors, including the Company’s ability and intent to hold the investment until a forecasted recovery occurs, as well as any decline in the investment quality of the security and the severity and duration of the unrealized loss. In the event of a determination that a decline in market value is other-than-temporary, the Company will recognize an impairment loss, and a new cost basis in the investment will be established. During the years ended December 31, 2016 and 2015, the Company recorded an other-than-temporary impairment on its short-term investments of nil and $5.1 million, respectively, in its consolidated statements of operations within other expense, net.

Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using a straight-line method over the estimated useful lives of the related assets, which are generally three to five years. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized. Leasehold improvements are amortized on a straight-line basis over the term of the lease, or the useful life of the assets, whichever is shorter.

Internal-Use Software and Website Development Costs
The Company capitalizes development costs related to internal-use software and its website and records such amounts as property and equipment, net, in its consolidated balance sheets. These costs include personnel-related expenses and consultant fees incurred during the application development stages of the project. Costs related to preliminary project activities, minor enhancement and maintenance, and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its useful life, which is generally three years, beginning on the date the software is placed into service. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

During the years ended December 31, 2016, 2015 and 2014, the Company capitalized $1.3 million, $2.3 million, and $1.2 million, respectively, of internal-use software and website development costs. Amortization of internal-use software was $1.5 million, $1.1 million, $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Patent Assets, Net
The Company generally acquires patent assets from third parties using cash. Patent assets are recorded at fair value at acquisition. The fair value of the assets acquired is generally based on the fair value of the consideration exchanged. The asset value includes the cost of external legal and other fees associated with the acquisition of the assets. Costs incurred to maintain and prosecute patents and patent applications are expensed as incurred.

Because each client generally receives a license to the majority of the Company’s patent assets, the Company is unable to reliably determine the pattern over which its patent assets are consumed. As a result, the Company amortizes each patent asset on a straight-line basis. The amortization period is equal to the asset’s estimated economic useful life. Estimating the economic useful life of patent assets requires significant management judgment. The Company considers various factors in estimating the economic useful lives of its patent assets, including the remaining statutory life of the underlying patents, the applicability of the assets to future clients, the vesting period for current clients to obtain perpetual licenses to such patent assets, any contractual commitments by clients that are related to such patent assets, its estimate of the period of time during which the Company may sign subscription agreements with prospective clients that may find relevance in the patent assets, and the remaining contractual term of the Company’s existing clients at the time of acquisition. In certain instances, where the Company acquires patent assets and secures related client committed cash flows that extend beyond the statutory life of the underlying patent assets, the useful life may extend beyond the statutory life of the patent assets. As of December 31, 2016, the estimated economic useful life of the Company’s patent assets generally ranged from 24 to 60 months. The weighted-average estimated economic useful life of patent assets acquired since inception was 41 months. The weighted-average estimated economic useful life of patent assets acquired during the year ended December 31, 2016 was 27 months. The Company periodically evaluates whether events and circumstances have occurred that may warrant a revision to the remaining estimated useful life of its patent assets.

In some instances, the Company accepts a payment from a client to finance part or all of an acquisition involving patent assets that may cost more than the Company is prepared to spend with its own capital resources or that are relevant only to a small number of clients. In these instances, the Company facilitates syndicated transactions that include cash contributions from participating clients in addition to their annual subscription fees.

In instances where the Company sells patent assets, the amount of consideration received is compared to the asset’s carrying value to determine and recognize a gain or loss, which is recorded within Gain on sale of patent assets, net in the Company's consolidated statements of operations.

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

Goodwill
The Company reviews goodwill for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. For the year ended December 31, 2016, the Company used both the qualitative assessment and the two-step goodwill impairment test to assess whether or not the goodwill of its reporting units was impaired under ASC Topic 350, Intangibles - Goodwill & Other (“ASC Topic 350”), issued by the FASB. A company may first assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment. If the two-step goodwill impairment test is performed, the first step in identifying a potential impairment compares the fair value of the reporting unit with its carrying amount. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired clients, acquired technology, and trade names from a market participant perspective, useful lives, and discount rates. If the carrying amount of a reporting unit exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment charge, and the carrying value of goodwill is written down to fair value.

No impairment charges were recorded as a result of the Company’s 2016, 2015, and 2014 annual impairment analyses.

Intangible Assets, Net
Intangible assets, net primarily consists of intangible assets acquired through business combinations. Such assets are capitalized and amortized on a straight-line basis over their estimated useful lives. Intangible assets, net excludes patent related intangible assets, which are recorded within patent assets, net in the consolidated balance sheets.

Advertising Costs
The Company expenses advertising costs as they are incurred. Advertising expenses were not material for any of the periods presented.

Foreign Currency Accounting
The functional currencies of the Company’s international subsidiaries are the U.S. dollar and British pound sterling. The Company's primary foreign subsidiary uses the local currency of its respective country as its functional currency. Assets and liabilities are translated into U.S. dollars using exchange rates prevailing at the balance sheet date, while revenues and expenses are translated at average exchange rates during the year. Gains and losses resulting from the translation of our consolidated balance sheet are recorded as a component of accumulated other comprehensive income (loss).

Gains and losses from foreign currency transactions are recognized in other expense, net in the consolidated statements of operations.

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

The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company applied a valuation allowance of $0.9 million and $1.1 million against its deferred tax balances at December 31, 2016 and 2015, respectively.

The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across its global operations. ASC 740, Income Taxes (“ASC 740”) provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Estimates of the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option-pricing model and a Monte-Carlo simulation model, are affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. For all stock options granted to date, the Company calculated the expected term using the SEC simplified method. The Company had limited information on its past volatility and had a limited operating history. Therefore, it had estimated the volatility data based on a study of publicly traded industry peer companies. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies. As of the second quarter of 2014, the Company concluded that it had obtained sufficient historical information and, accordingly, ceased use of calculating the expected term using the SEC simplified method and estimated volatility based on peer companies. Starting the third quarter of 2014, the Company's expected term calculation is based on historical exercise patterns and post-vesting termination behavior. Volatility is calculated based on the implied volatility of the Company's publicly traded stock. The Company has not granted any stock options since making these changes. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

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

Recent Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows: Restricted Cash ("ASU 2016-18"). The standard addresses the diversity in practice that exists in the classification and presentation of changes in restricted cash and requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other than Inventory which removes the prohibition against the recognition of current and deferred income tax effects of intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The standard is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments -- Credit Losses ("ASU 2016-13") on measurement of credit losses on financial instruments. This ASU requires financial assets measured at amortized cost to be presented at the net amount expected to be collected and available-for-sale debt securities to record credit losses through an allowance for credit losses. ASU 2016-13 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted as early as of the fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which will supersede most existing revenue recognition guidance in U.S. GAAP once it becomes effective. ASU 2014-09 requires an entity to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Entities have the option of using either a full retrospective or modified retrospective approach to adopt the new standards. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance for gross versus net considerations in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration, and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides various technical corrections and clarifications to ASU 2014-09. All of these aforementioned ASUs will be effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted for annual and interim periods beginning after December 15, 2016. The Company expects to complete its assessment process, including identifying its performance obligations and selecting a transition method for adoption, by the end of the second quarter of 2017 along with its implementation process prior to the adoption of this ASU on January 1, 2018.

3.	Net Income Per Share

Basic and diluted net income per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by using the weighted-average number of shares of common stock outstanding during the period, including potentially dilutive shares. Potentially dilutive shares include outstanding stock options, RSUs, and PBRSUs. The dilutive effect of potentially dilutive shares is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair value of the Company's common stock can result in a greater dilutive effect from potentially dilutive shares.

The following table presents the calculation of basic and diluted net income per share (in thousands, except for per share data):

	Year Ended December 31,
	2016	2015	2014
Net income per share:
Numerator:
Net income	$18,235	$39,422	$39,341
Denominator:
Basic shares:
Weighted-average shares used in computing basic net income per share	50,462	54,432	53,444
Diluted shares:
Weighted-average shares used in computing basic net income per share	50,462	54,432	53,444
Dilutive effect of stock options and restricted stock units using treasury-stock method	539	978	1,374
Weighted-average shares used in computing diluted net income per share	51,001	55,410	54,818
Net income per share:
Basic	$0.36	$0.72	$0.74
Diluted	$0.36	$0.71	$0.72

For the years ended December 31, 2016, 2015 and 2014 the following securities were not included in the calculation of diluted shares outstanding, as the effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2016	2015	2014
Weighted-average:
Stock options outstanding	—	663	767
Restricted stock units outstanding	2	263	100

4.	Financial Instruments
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2016
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2	Level 3
		Gains	Losses
Assets:
Cash equivalents:
Money market funds	$30,286	$—	$—	$30,286	$30,286	$—	$—
Municipal bonds	3,070	—	—	3,070	—	3,070	—
	$33,356	$—	$—	$33,356	$30,286	$3,070	$—
Short-term investments:
Commercial paper	$4,296	$—	$(3)	$4,293	$—	$4,293	$—
Corporate bonds	10,856	—	(13)	10,843	—	10,843	—
Equity securities	123	—	(78)	45	45	—	—
Municipal bonds	55,723	—	(65)	55,658	—	55,658	—
U.S. government and agency securities	20,033	9	(4)	20,038	20,038	—	—
	$91,031	$9	$(163)	$90,877	$20,083	$70,794	$—

	December 31, 2015
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2	Level 3
		Gains	Losses
Assets:
Cash equivalents:
Commercial paper	$7,997	$—	$—	$7,997	$—	$7,997	$—
Municipal bonds	1,635	—	—	1,635	—	1,635	—
Money market funds	54,663	—	—	54,663	54,663	—	—
	$64,295	$—	$—	$64,295	$54,663	$9,632	$—
Short-term investments:
Municipal bonds	$133,033	$—	$(96)	$132,937	$—	$132,937	$—
Commercial paper	5,493	—	(3)	5,490	—	5,490	—
Corporate bonds	30,488	3	(93)	30,398	—	30,398	—
Equity securities	123	—	—	123	123	—	—
U.S. government and agency securities	61,559	—	(62)	61,497	—	61,497	—
	$230,696	$3	$(254)	$230,445	$123	$230,322	$—
Liabilities:
Current liabilities:
Deferred payment obligations	$6,270	$3,887	$—	$2,383	$—	$—	$2,383

The Company's financial investments are generally classified as available-for-sale. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity within accumulated other comprehensive income (loss). During the years ended December 31, 2016, 2015, 2014, the Company realized losses on the sales and exchanges of short-term investments of $0.3 million, $3.4 million, and nil, respectively, and other-than-temporary impairments on its short-term investments of nil, $5.1 million, and nil, respectively, which are included in the consolidated statements of operations within other expense, net.

As of December 31, 2016 and 2015, approximately 96% and 87%, respectively, of our marketable security investments mature within one year and 4% and 13%, respectively, mature within one to five years. As of December 31, 2016, no individual securities incurred continuous unrealized losses for greater than 12 months.

As of December 31, 2016 and 2015, the Company had short-term cost method investments of nil and $0.6 million, respectively. Cost method investments are recorded at amortized cost in short-term investments in the Company's consolidated balance sheets.

In connection with the Rockstar Transaction (see Note 12, "Commitments and Contingencies"), the Company received funding of $6.3 million from a syndicate participant which the Company settled during the year ended December 31, 2016.

Level 3 Valuation Techniques
Level 3 financial liabilities as of December 31, 2015 consisted of a repayment obligation to a third party for which determination of fair value required significant judgment and estimation. Balances categorized within Level 3 of the fair value hierarchy were analyzed each period for changes in estimates or assumptions and recorded as the Company deemed appropriate.

As of December 31, 2015, the Company used the Black-Scholes option valuation model to estimate the fair value of the deferred payment obligation entered into in the Rockstar Transaction. This model incorporated assumptions about details such as the value of underlying securities, expected terms, maturity, risk-free interest rates, as well as volatility. A significant change in volatility and expected term could result in a significant change in fair value. The risk-free interest rate was based on the implied yield currently available on U.S. Treasury zero coupon issues with an equivalent remaining term at the measurement date. The expected volatility was calculated using the standard deviation of the underlying security's weekly returns over the estimated period of time to take to settle the liability. The expected term of the liability was determined by the estimated settlement date of the liability. Changes in the fair value were recorded in other expense, net in the Company's consolidated statements of operations. As of December 31, 2016, the Company no longer holds any Level 3 financial assets or liabilities (see Note 12, "Commitments and Contingencies").

5.	Patent Assets, Net
Patent assets, net consisted of the following (in thousands):

	December 31, 2015	Additions	Disposals	December 31, 2016
Patent assets	$824,258	$117,457	$(9,432)	$932,283
Accumulated amortization	(569,698)	(158,814)	9,228	(719,284)
Patent assets, net	$254,560			$212,999

	December 31, 2014	Additions	Disposals	December 31, 2015
Patent assets	$665,290	$160,664	$(1,696)	$824,258
Accumulated amortization	(428,941)	(142,296)	1,539	(569,698)
Patent assets, net	$236,349			$254,560

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors, and software. The Company amortizes each acquired portfolio of patent assets on a straight-line basis over its estimated economic useful life. As of December 31, 2016, the estimated economic useful lives of the Company’s patent assets acquired since inception generally ranged from 24 to 60 months with a weighted-average estimated economic useful life at the time of acquisition of 41 months. Patent assets acquired during the year ended December 31, 2016 had a weighted-average estimated economic useful life at the time of acquisition of 27 months.

As of December 31, 2016, the Company expects amortization expense in future periods to be as follows (in thousands):

2017	$127,088
2018	64,157
2019	18,103
2020	3,651
Total estimated future amortization expense	$212,999

Amortization expense was $159.0 million, $142.4 million and $119.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Syndicated Acquisitions
Syndicated acquisitions are transactions involving patent assets that may cost more than the Company is prepared to spend with its own capital resources or that are relevant only to a limited number of clients. In such transactions, the Company may work to acquire these assets with financial assistance from the particular clients against whom they are being or may be asserted. Such clients either pay amounts separate from their subscription fee or, less frequently, lend the Company funds to be used in the transaction. As discussed in the revenue recognition policy in Note 2, "Basis of Presentation and Significant Accounting Policies," the Company may treat the contributions from such clients as revenue on a gross or net basis depending on the specific facts and circumstances of the transaction. In the event that such contributions are recognized on a net basis, the Company will only capitalize the acquired asset that relates to its non-contributing clients. As a result, in such situations the cost basis of the acquired patent rights excludes the amounts paid by the contributing clients.

6.	Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2016	2015
Internal-use software	$7,827	$7,654
Leasehold improvements	2,169	1,799
Computer, equipment and software	5,204	1,387
Furniture and fixtures	935	818
Construction-in-progress	183	—
Total property and equipment, gross	16,318	11,658
Less: Accumulated depreciation and amortization	(9,370)	(6,925)
Total property and equipment, net	$6,948	$4,733

Depreciation and amortization expense was $3.0 million, $1.7 million and $2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

7.	Business Combinations
On January 22, 2016, the Company completed its acquisition of all of the issued and outstanding shares of Inventus, to expand into the litigation discovery services market. The final purchase price for Inventus was approximately $232 million, net of working capital adjustments, which the Company paid in January 2016. The following table summarizes the cash paid and the estimated fair values of the assets and the liabilities assumed (in thousands) and the estimated useful lives of the acquired identifiable intangible assets:

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

Intangible assets acquired through the Company's acquisition of Inventus are amortized on a straight-line basis which reflects the pattern in which the economic benefits of the intangible assets are expected to be utilized. The goodwill recorded is primarily attributable to the Company's opportunity to expand into the litigation discovery services market and is not expected to be deductible for tax purposes. For the year ended December 31, 2016, the Company recorded acquisition-related costs of $1.2 million which were expensed as incurred and included in selling, general and administrative expenses in the Company's consolidated statements of operations. The Company has included the financial results of Inventus in its consolidated financial statements which includes revenue of $66.1 million for the year ended December 31, 2016, and operating income of $8.7 million for the year ended December 31, 2016.

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

Year Ended December 31,
2016
Revenue	$336,047
Net income	$18,824
Basic net income per share	$0.37
Diluted net income per share	$0.37

8. Goodwill
The changes in the carrying amounts of goodwill by operating segment were as follows (in thousands):

	Patent Risk Management	Discovery Services	Total
Balance as of December 31, 2015	$19,978	$—	$19,978
Goodwill from business acquisition	—	145,984	145,984
Foreign currency translation adjustments	—	(14,640)	(14,640)
Balance as of December 31, 2016	$19,978	$131,344	$151,322

The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. As of December 31, 2016, no impairment of goodwill had been identified.
9. Intangible Assets, Net
Intangible assets, net, as of December 31, 2016 and 2015 consisted of the following (in thousands, except years):

	December 31, 2016				December 31, 2015
	Weighted-Average Life (years)	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Proprietary data and models	3.7	$2,100	$(2,006)	$94	$2,100	$(1,694)	$406
Trademarks	4.9	4,879	(2,439)	2,440	1,720	(1,645)	75
Developed technology	3.0	5,802	(1,978)	3,824	120	(120)	—
Customer relationships	9.3	55,719	(6,323)	49,396	1,050	(659)	391
Covenant not to compete	3.0	1,900	(1,604)	296	1,900	(971)	929
		$70,400	$(14,350)	$56,050	$6,890	$(5,089)	$1,801

As of December 31, 2016, the Company expects amortization expense in future periods to be as follows (in thousands):

2017	$8,744
2018	8,215
2019	6,433
2020	6,321
2021	6,321
Thereafter	20,016
Total estimated future amortization expense	$56,050

Amortization expense related to intangible assets was $9.6 million, $1.7 million, and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
10. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued payroll-related expenses	$11,516	$11,105
Accrued expenses	5,282	3,737
Total accrued liabilities	$16,798	$14,842

11.	Debt
On February 26, 2016, the Company entered into a Credit Agreement (the "Credit Agreement") which provided for a $100 million five-year term facility (the "Term Facility") and a $50 million five-year revolving credit facility (the "Revolving Credit Facility"), which remains undrawn as of December 31, 2016. The Term Facility bears interest which is payable quarterly in arrears at the Company's option equal to either a base rate plus a margin ranging from 1.25% to 1.75% per annum or, at the Company's election, the one-, two-, three-, or six-month London interbank offered rate ("LIBOR") plus a margin ranging from 2.25% to 2.75% per annum, based upon the ratio of the Company's debt to consolidated EBITDA ratio. The outstanding balance on the Term Facility bore interest during the year ended December 31, 2016 at an average interest rate of 3.0%, which approximates fair value. The Revolving Credit Facility bears a commitment fee on undrawn balances of 0.35% to 0.45% per annum, also based upon the Company's debt to consolidated adjusted EBITDA ratio, that are expensed as incurred. The Credit Agreement contains financial covenants requiring the Company to maintain certain leverage and fixed charge ratios. The Company is compliant with these covenants as of December 31, 2016. The Credit Agreement also includes limitations on the Company's debt incurrence, dividend payments, and disposal activities.

As of December 31, 2016, the Term Facility requires principal repayments in accordance with the following schedule (in thousands):

2017	$6,875
2018	9,375
2019	11,875
2020	18,125
2021	50,000
Long-term debt, gross	96,250
Unamortized debt issuance costs	(1,666)
Long-term debt, net	$94,584

Reported as:
Current portion of long-term debt	$6,474
Long-term debt, less current portion	88,110
Total	$94,584

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

In October 2013, the Company entered into an agreement to sublease a portion of its San Francisco, California office space. This sublease took effect on February 1, 2014 for a 36-month term through January 2017 and was subsequently renewed through October 2019.

Rent expense related to non-cancelable operating leases, net of sublease income, was $5.2 million, $3.5 million, and $3.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company recognized sublease income of $0.7 million, $0.6 million, and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the future minimum lease payments required under non-cancelable operating leases and the future minimum payments to be received from non-cancelable subleases were as follows (in thousands):

2017	$5,538
2018	5,408
2019	4,517
2020	619
2021	227
Thereafter	611
Future non-cancelable minimum operating lease payments	16,920
Less: minimum payments to be received from non-cancelable subleases	(3,295)
Total future non-cancelable minimum operating lease payments, net	$13,625

Deferred Payment Obligations
On December 22, 2014, the Company and RPX Clearinghouse LLC (a wholly owned subsidiary of the Company) entered into an Asset Purchase Agreement by and among Rockstar Consortium US LP, Rockstar Consortium LLC, Bockstar Technologies LLC, Constellation Technologies LLC, MobileStar Technologies LLC, and NetStar Technologies LLC (the “Sellers”), for the purchase of substantially all of the patent assets owned or controlled by the Sellers (the “Rockstar Transaction”). In connection with the Rockstar Transaction, the Company acquired certain common stock, convertible preferred stock, and redeemable convertible preferred stock investments held by the Sellers. To fund the acquisition of these investments, the Company received $6.3 million from a syndicate participant and seller financing of $5.9 million. The seller financing was settled during the year ended December 31, 2015.

The loan received from the syndicate participant bore no interest. The terms of the obligation required repayment up to the $6.3 million received only to the extent proceeds were received from the sale of the common and convertible preferred stock securities, which resulted in a difference between the funding received and the fair value of the loan. The Company elected to carry this loan at fair value and had categorized it as a Level 3 instrument due to the significance of unobservable inputs developed using company-specific information to estimate the loan’s fair value. Changes in fair value are reported in other expense, net in the Company's consolidated statements of operations. This loan was settled without payment during the year ended December 31, 2016 which resulted in a gain on extinguishment of $0.5 million recognized in other expense, net in the consolidated statements of operations during the year ended December 31, 2016. This fair value of this loan decreased from $2.4 million to nil during the year ended December 31, 2016 due to a $1.9 million fair value adjustment and a $0.5 million gain on extinguishment which were recognized in other expense, net in the consolidated statements of operations.

Litigation
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for legal contingencies was recorded as of December 31, 2016 or 2015.

In April 2016, Sourceprose Corporation filed a complaint in the U.S. District Court for the Western District of Texas against the Company alleging breach of an agreement with the plaintiff to purchase certain patent assets and breach of a non-disclosure agreement with plaintiff. In July 2016, the Court transferred the litigation to the U.S. District Court for the Northern District of California. On November 2, 2016, we moved to dismiss the claims of breach of an assignment of patents. On January 26, 2017, the U.S. District Court for the Northern District of California dismissed the claims of breach of a patent assignment without prejudice, and allowed the plaintiff to file an amended complaint. The plaintiff filed an amended complaint on February 9, 2017, alleging breach of a non-disclosure agreement and breach of an agreement to assign patents and a breach of a settlement agreement. The plaintiff seeks monetary damages and specific enforcement of the alleged purchase agreement. The Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can we estimate the potential loss or range of the potential loss that may result from this litigation.

In June 2013, Kevin O’Halloran, as Trustee of the Liquidating Trust of Teltronics, Inc. (the “Debtor”), filed a complaint in the U.S. Bankruptcy Court for the Middle District of Florida against the Company and Harris Corporation (the “Defendants”). The
complaint alleges that the Defendants are liable under federal and state bankruptcy law regarding fraudulent transfers for the value of a patent portfolio purchased by the Company from Harris Corporation pursuant to an agreement entered into in January 2009, and within four years of the date the Debtor filed its petition in bankruptcy. In February 2015, the Court held a trial and in November 2015 entered judgment in favor of the Defendants. In December 2015, the Debtor filed an appeal of the judgment to the U.S. District Court for the Middle District of Florida. In August 2016, the District Court affirmed the judgment in favor of the Defendants. In September 2016, the Debtor filed an appeal of the judgment to the U.S. Court of Appeals for the Eleventh Circuit. The appellate briefing was completed in January 2017, and the parties are currently awaiting scheduling of oral argument. The Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can it estimate the potential loss or range of the potential loss that may result from this litigation.

In March 2012, Cascades Computer Innovations LLC filed a complaint in U.S. District Court for the Northern District of California (the “Court”) against the Company and five of its clients (collectively the “Defendants”). The complaint alleges that the
Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The complaint further alleges that after the Company terminated its negotiations with the plaintiff to license certain patents held by the plaintiff, the Defendants violated the law by jointly refusing to negotiate or accept licenses under the plaintiff’s patents. The plaintiff seeks unspecified monetary damages and injunctive relief. In January 2013, the Court dismissed the complaint against the Defendants and granted the plaintiff leave to amend its complaint. In February 2013, the plaintiff filed an amended lawsuit alleging that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. In April 2016, the Court entered a final judgment in favor of the Defendants on all the plaintiff's claims. In April 2016, the plaintiff filed an appeal of the judgment before the Ninth Circuit Court of Appeals. The appellate briefing was completed in November 2016, and the parties are currently awaiting the scheduling of oral argument. The Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can it estimate the potential loss or range of the potential loss that may result from this litigation.

Guarantees and Indemnifications
The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2016 or 2015. The Company has no reason to believe that there is any material liability related to such indemnification provisions. The Company does not indemnify its clients for patent infringement.

As part of the Company's discovery services offering, the Company generally warrants that it will perform the services in good faith and in a timely and professional manner, and that it will exercise the same level of professional care commonly found in the industry. Additionally, the Company has agreed to provisions for indemnifying customers against liabilities if its discovery services infringe a third party’s intellectual property rights or if it breaches agreed privacy, security and/or confidentiality obligations. To date, the Company has not incurred any material costs, and it has not accrued any liabilities in the accompanying consolidated financial statements, as a result of these obligations. The Company also enters into service-level agreements with its discovery services clients that specify required levels of application uptime and may permit customers to receive credits or to terminate their agreements in the event that the Company fails to meet required performance levels. To date, the Company has not experienced any significant failures to meet defined levels of performance and, as a result, has not accrued any liabilities related to these agreements in its consolidated financial statements.

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

Reserves for Known and Incurred but not Reported Claims
In August 2012, the Company began offering insurance to cover certain costs of patent litigation brought against its insured clients. As of December 31, 2016 and 2015, the Company had a total of 181 and 89 active policies, respectively, and recorded a reserve of $0.9 million and $0.7 million, respectively, for known and incurred but not reported claims that represent estimated claim costs and related expenses.

The Company regularly reviews loss reserves using a variety of actuarial techniques and updates them as its loss experience develops.
13. Stockholder's Equity
Common Stock
As of December 31, 2016, under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 200 million shares of common stock with a par value of $0.0001 per share.

Preferred Stock
As of December 31, 2016, under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10 million shares of preferred stock with a par value of $0.0001 per share. The Board of Directors is authorized to provide for the issuance of one or more series of preferred stock and to establish the powers, preferences and rights of the preferred shares.

Equity Plans
In February 2011, the Company’s Board of Directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”), which became effective on the date of the Company’s initial public offering. The 2011 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares of the Company’s common stock and stock units to employees, directors and non-employees. The Board of Directors initially reserved 1,500,000 shares of common stock for future issuance under the 2011 Plan pursuant to automatic increases permitted under the 2011 Plan. During 2016 and 2015, the Company reserved an additional 2,000,000 and 1,000,000 shares, respectively, of common stock for future issuance under the 2011 Plan. As of December 31, 2016, there were 3,586,000 shares available for grant under the 2011 Plan.

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

A summary of the Company’s activity under its equity-settled award plans and related information is as follows (in thousands, except per share data and years):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2015	3,159	2,340	$11.11
Shares authorized	2,000	—	—
Options exercised	—	(444)	8.51
Options forfeited	128	(128)	12.97
Restricted stock units granted	(2,644)	—	—
Restricted stock units forfeited	525	—	—
Restricted stock units withheld related to net share settlement of restricted stock units	418	—	—
Balance - December 31, 2016	3,586	1,768	11.63	4.2	$2,939
Vested and exercisable - December 31, 2016		1,768	11.63	4.2	2,939
Vested and expected to vest - December 31, 2016		1,768	11.63	4.2	2,939

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $0.9 million, $6.8 million and $7.0 million, respectively. The total fair value of stock options vested during the years ended December 31, 2016, 2015 and 2014 was $1.3 million, $3.3 million and $6.2 million, respectively.

Restricted Stock Units
The summary of restricted stock unit activity, which includes PBRSUs, is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested units - December 31, 2015	2,490	$13.35
Granted	2,644	10.95
Vested	(1,185)	13.16
Forfeited	(525)	13.32
Non-vested units - December 31, 2016	3,424	11.53	$36,979

The total fair value of RSUs vested during the years ended December 31, 2016, 2015 and 2014 was $11.9 million, $14.4 million and $13.7 million, respectively.

In October 2013, the Board of Directors approved net-share settlement for tax withholdings on RSU vesting. In 2016 and 2015, the Company withheld issuing 418,201 and 354,446 shares of its common stock, respectively, based on the value of the RSUs on their vesting dates as determined by the Company’s closing common stock price. Total payments for the employees’ minimum tax obligations to taxing authorities were $4.2 million and $5.1 million for the years ended December 31, 2016 and 2015, respectively, and were recorded as a reduction to additional paid-in capital and reflected as a financing activity within the consolidated statements of cash flows. The net-share settlements reduced the number of shares that would have otherwise been issued on the vesting date and increased the number of shares reserved for future issuance under the 2011 Plan.

Stock-Based Compensation Related to Employees and Directors
The fair value of RSUs granted to employees and non-employee directors is measured by reference to the fair value of the underlying shares on the date of grant.

PBRSUs granted during the year ended December 31, 2016 contain service, performance, and market conditions that affect the quantity of awards that will vest. PBRSUs granted during the year ended December 31, 2015 contain both service and performance conditions that affect the quantity of awards that will vest. PBRSUs granted during the year ended December 31, 2014 contain both service and market conditions that affect the quantity of awards that will vest. During the years ended December 31, 2016, 2015, and 2014, the Company granted 115,657, 54,375, and 200,000 PBRSUs, respectively. The Company estimates the grant date fair value of PBRSUs which include performance conditions by reference to the fair value of the underlying shares on the date of grant. The Company estimates the grant date fair value of PBRSUs which include market conditions using the Monte Carlo simulation model.

The weighted-average assumptions used to estimate the fair value of PBRSUs with market conditions and the resulting fair values are as follows:

	Year Ended December 31,
	2016	2015	2014
Dividend yield	—	n/a	—
Risk free rate	1.08%	n/a	1.11%
Expected volatility	38%	n/a	48%
Grant date fair value	$6.28	n/a	$7.47

Stock-based compensation expense related to stock options granted to employees and non-employee directors was $0.9 million, $2.9 million and $5.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Stock-based compensation expense related to RSUs granted to employees and non-employee directors was $16.9 million, $14.2 million and $11.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Stock-based compensation expense related to PBRSUs granted to employees was $0.6 million, $0.7 million, and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, there was $34.5 million of unrecognized compensation cost related to RSUs, including PBRSUs, which is expected to be recognized over a weighted-average period of 2.6 years. Future grants of equity awards will increase the amount of stock-based compensation expense to be recorded.

Stock Repurchase Program
On February 10, 2015, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company is authorized to repurchase up to $75.0 million of its outstanding common stock with no expiration date from the date of authorization. In March 2016 and May 2016, the Company increased its share repurchase program by $25 million and $50 million, respectively, for a total amount authorized of $150 million. As of December 31, 2016, the Company repurchased $86.3 million of the outstanding common stock. Under the program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The share repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. The Company repurchased shares of its common stock in the open market, which were retired upon repurchase. The purchase price for the repurchased shares are reflected as a reduction to common stock and retained earnings in the Company's consolidated balance sheet during the period presented as follows (in thousands, except per share data):

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased
Cumulative shares repurchased as of January 1, 2016	1,993	$13.12	$26,175
Repurchase of shares of common stock	5,924	10.15	60,101
Cumulative shares repurchased as of December 31, 2016	7,917	$10.90	$86,276
14. Income Taxes
Income before provision for income tax consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$28,536	$65,445	$64,238
International	3,773	54	44
Total income before provision for income taxes	$32,309	$65,499	$64,282

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$(12,400)	$(23,456)	$(26,517)
State	(4,038)	(2,790)	(3,031)
Foreign	(11,097)	(12,406)	(9,611)
Total current provision for income taxes	(27,535)	(38,652)	(39,159)
Deferred:
Federal	11,596	12,022	13,668
State	1,097	553	550
Foreign	768	—	—
Total deferred benefit for income taxes	13,461	12,575	14,218
Total provision for income taxes	$(14,074)	$(26,077)	$(24,941)

Net deferred tax assets consist of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Deferred revenue	$1,843	$1,438
Reserves and other	6,292	5,017
Stock-based compensation	5,682	5,701
Depreciation and amortization	14,050	5,560
Net operating loss carryforwards	7,246	—
Total deferred tax assets	35,113	17,716
Valuation allowance	(875)	(1,097)
Net deferred tax assets	$34,238	$16,619

The following is a reconciliation of the statutory federal income tax to the Company’s effective tax (in thousands):

	Year Ended December 31,
	2016	2015	2014
Tax at statutory federal rate	$(11,307)	$(22,939)	$(22,498)
State tax – net of federal benefit	(1,674)	(1,459)	(1,678)
Permanent differences	(1,000)	(663)	(879)
Foreign tax	(8,969)	(12,370)	(9,576)
Foreign tax credits	9,191	12,370	9,576
Foreign income not taxed at federal rate	—	(3)	(3)
Change in valuation allowance	222	(1,097)	—
Other	(537)	84	117
Total provision for income taxes	$(14,074)	$(26,077)	$(24,941)
As of December 31, 2016, the Company had federal and state capital loss carryforwards of $1.5 million available to reduce future taxable income which expire in 2020 if not utilized. As of December 31, 2016, the Company had federal and state net operating loss carryforwards of $38.0 million which will begin to expire in 2023 if not utilized. The utilization of these carryforwards may be limited if there are certain changes in the Company's ownership.
In assessing the realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence as of December 31, 2016, management believes it is more-likely-than-not that the U.S. net deferred tax asset, other than certain capital losses, will be fully realized. The Company's valuation allowance decreased by $0.2 million during the year ended December 31, 2016 due to the utilization of current year capital loss carryforwards.

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

Uncertain Tax Positions
As of December 31, 2016, the Company’s total amount of unrecognized tax benefits was $8.3 million, all of which would impact the Company’s effective tax rate, if recognized.
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	2016	2015	2014
Balance as of January 1,	$5,315	$3,707	$2,036
Gross increase related to current period tax positions	1,567	1,606	1,672
Gross increase related to prior period tax positions	1,841	2	—
Gross decrease related to prior period tax positions	(423)	—	(1)
Balance as of December 31,	$8,300	$5,315	$3,707
The Company does not believe it is reasonably possible that its unrecognized tax benefits will materially change within the next twelve months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2016, 2015 and 2014, the Company recognized $0.6 million, $0.4 million, and $0.7 million, respectively, of interest and penalties associated with unrecognized tax benefits.

During 2016, the statute of limitations expired with respect to the Company’s 2011 tax year which was under examination by the State of California Franchise Tax Board. The conclusion of this examination did not have a material impact on the Company's consolidated financial statements. The 2013 through 2016 tax periods remain open to examination by the Internal Revenue Service and the 2012 through 2016 tax periods remain open to examination by most state tax authorities. Inventus's federal income tax return for fiscal year 2013 is currently under examination by the Internal Revenue Service and at this time, although the outcome is subject to significant uncertainty, the Company believes it has valid positions supporting its tax return and does not expect that proposed adjustments, if any, would be material to the Company's consolidated financial statements.
15. Related-Party Transactions
During both years ended December 31, 2016 and 2015, four members of the Company’s Board of Directors also served on the boards of directors of RPX clients. During the year ended December 31, 2014, five members of the Company’s Board of Directors also served on the board of directors of RPX clients. The Company recognized revenue from these clients in the amount of $9.8 million, $9.3 million and $9.4 million during the years ended December 31, 2016, 2015 and 2014, respectively. The Company recognized selling, general, and administrative expenses from products and services provided by these clients of $0.8 million, $0.3 million, and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. There were $1.3 million and nil of receivables due from these clients as of December 31, 2016 and 2015, respectively.
16. Employee Savings Plan
The Company has savings plans, which qualify under Section 401(k) of the Internal Revenue Code (the “Plans”), available for its employees in the United States who meet the certain age and service requirements. Under the terms of the Plans, employees may make voluntary contributions up to maximum statutory limits, and the Company matches contributions based on the amount of the employees' contributions subject to certain limits. The Company recorded contribution expense of $0.6 million, $0.5 million, and $0.4 million during the years ended December 31, 2016, 2015, and 2014.
17. Segment Reporting
Operating segments are components of an enterprise about which separate financial information is available. Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. Prior to the acquisition of Inventus in January 2016, the Company’s Chief Executive Officer reviewed financial information presented on a consolidated basis and, as a result, the Company concluded that there was only one operating and reportable segment. Subsequent to the acquisition of Inventus (see Note 7, "Business Combinations"), the Company's Chief Executive Officer reviews separate financial information for the patent risk management and discovery services businesses. Therefore as of January 2016, the Company has two reportable segments: 1) patent risk management which generates its revenues primarily from membership subscriptions, premiums earned from insurance policies, and management fees for marketing, underwriting, and claim management and 2) discovery services which generates its revenues primarily from fees generated for data collection, hosting and processing, project management, and document review services. There are no material internal revenue transactions between these two reportable segments.

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

Summarized financial information by segment for the year ended December 31, 2016 utilized by the Company's chief operating decision maker is as follows (in thousands):

Year Ended December 31,
2016
Patent Risk Management
Revenue	$266,995
Cost of revenue	163,865
Selling, general and administrative expenses	76,467
Operating income	26,663
Stock-based compensation, including related taxes	17,633
Depreciation and amortization	162,262
Adjusted EBITDA	$206,558

Discovery Services
Revenue	$66,112
Cost of revenue	33,397
Selling, general and administrative expenses	23,990
Operating income	8,725
Stock-based compensation, including related taxes	935
Depreciation and amortization	9,361
Adjusted EBITDA	$19,021

Consolidated
Revenue	$333,107
Cost of revenue	197,262
Selling, general and administrative expenses	100,457
Operating income	$35,388

The following table reconciles the Company's subtotal segment adjusted EBITDA to consolidated net income (in thousands):

Year Ended December 31,
2016

Subtotal segment adjusted EBITDA	$225,579
Depreciation and amortization	(171,623)
Stock-based compensation, including related taxes	(18,568)
Interest and other expense, net	(3,079)
Provision for income taxes	(14,074)
Net income	$18,235

The following table summarizes total assets by segment (in thousands):

December 31,
2016
Patent risk management	$501,540
Discovery services (1)	233,749
Total assets	$735,289
(1) Includes goodwill and intangible assets acquired through the Company's acquisition of Inventus in January 2016.

The Company markets its services to companies around the world. Revenue is generally attributed to geographic areas based on the country in which the client is domiciled. The following table presents revenue by location and revenue generated by country as a percentage of total revenue for the applicable period, for countries representing 10% or more of revenues for one or more of the periods presented (dollars in thousands):

	Year Ended December 31,
	2016		2015		2014
United States	$194,196	58%	$186,439	64%	$166,593	64%
Japan	37,200	11	36,195	12	36,849	14
Korea	25,288	8	28,319	10	17,847	7
Rest of world	76,423	23	40,928	14	38,046	15
Total revenue	$333,107	100%	$291,881	100%	$259,335	100%

18.	Selected Quarterly Financial Information (Unaudited)
Summarized quarterly financial information for the years ended December 31, 2016 and 2015 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue	$79,735	$83,109	$88,461	$81,802
Cost of revenue	47,666	49,070	50,830	49,696
Gross profit	32,069	34,039	37,631	32,106
Selling, general and administrative expenses	26,895	25,904	23,615	24,043
Operating income	5,174	8,135	14,016	8,063
Interest and other income (expense), net (1)	1,805	(1,549)	(1,250)	(2,085)
Income before provision for income taxes	6,979	6,586	12,766	5,978
Provision for income taxes	2,742	2,436	4,651	4,245
Net income	$4,237	$4,150	$8,115	$1,733

Net income per share(2):
Basic	$0.08	$0.08	$0.16	$0.04
Diluted	$0.08	$0.08	$0.16	$0.03

Other Data:
Deferred revenue, including current portion	$139,992	$123,133	$102,691	$130,408
Stock-based compensation expense	$4,929	$4,899	$4,269	$4,178

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue	$83,287	$67,551	$68,212	$72,831
Cost of revenue	34,759	36,985	37,639	39,475
Gross profit	48,528	30,566	30,573	33,356
Selling, general and administrative expenses	19,459	18,997	18,773	20,199
Gain on sale of patent assets	—	(592)	—	—
Operating income	29,069	12,161	11,800	13,157
Interest and other income (expense), net	121	934	876	(2,619)
Income before provision for income taxes	29,190	13,095	12,676	10,538
Provision for income taxes	11,159	5,065	4,842	5,011
Net income	$18,031	$8,030	$7,834	$5,527

Net income per share(2):
Basic	$0.33	$0.15	$0.14	$0.10
Diluted	$0.33	$0.14	$0.14	$0.10

Other Data:
Deferred revenue, including current portion	$158,411	$142,623	$117,431	$115,652
Stock-based compensation expense	$3,881	$4,644	$4,603	$4,466
(1) See Note 12, "Commitments and Contingencies" and Note 11, "Debt" for further information regarding interest and other income (expense), net.
(2) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance.

Internal Control over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The scope of management’s assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for the operations of Inventus Solutions, Inc., which we acquired in January 2016. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of our evaluation in the year of acquisition. Inventus Solutions, Inc. constituted 6 percent of our total assets and 20 percent of our revenue as of and for the year ended December 31, 2016.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The other information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2017 annual meeting of stockholders (the “2017 Proxy Statement”), which we expect to file within 120 days of our fiscal year ended December 31, 2016, and is incorporated herein by reference.

Item 11.	Executive Compensation.
The information regarding executive compensation required by this item will be included under the caption “Executive Compensation” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding securities authorized for issuance under equity compensation plans required by this item will be included under the caption “Equity Compensation Plan Information” in the 2017 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information regarding transactions with related persons required by this item is included under the caption “Certain Relationships and Related Persons Transactions” in the 2017 Proxy Statement and will be incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
The information required by this item will be incorporated under the captions “Independent Registered Public Accounting Firm’s Fees” and “Pre-Approval Policies and Procedures” in the 2017 Proxy Statement and is incorporated herein by reference.

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

3.	Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated herein by reference as part of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPX CORPORATION
(Registrant)

February 28, 2017	By:	/s/ MARTIN E. ROBERTS
Martin E. Roberts
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Martin E. Roberts and Robert H. Heath, jointly and severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARTIN E. ROBERTS	Chief Executive Officer (Principal Executive Officer)	February 28, 2017
Martin E. Roberts

/s/ ROBERT H. HEATH	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2017
Robert H. Heath

/s/ ANDREW D. AFRICK	Director	February 28, 2017
Andrew D. Africk

/s/ SHELBY W. BONNIE	Director	February 28, 2017
Shelby W. Bonnie

/s/ FRANK E. DANGEARD	Director	February 28, 2017
Frank E. Dangeard

/s/ STEVEN L. FINGERHOOD	Director	February 28, 2017
Steven L. Fingerhood

/s/ GILBERT S. PALTER	Director	February 28, 2017
Gilbert S. Palter

/s/ SANFORD R. ROBERTSON	Director	February 28, 2017
Sanford R. Robertson

/s/ THOMAS O. RYDER	Director	February 28, 2017
Thomas O. Ryder

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of RPX Corporation	S-1	333-171817	3.2	1/21/2011

3.2	Amended and Restated Bylaws of RPX Corporation	8-K	001-35146	3.1	12/11/2015

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of Common Stock Certificate evidencing shares of common stock of the Registrant	S-1/A	333-171817	4.2	4/29/2011

4.3	Amended and Restated Investors’ Rights Agreement by and among the Registrant, John Amster, Geoffrey T. Barker, Eran Zur and the Investors (as defined therein), dated as of July 15, 2009	S-1	333-171817	4.3	1/21/2011

4.4	Waiver and Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, the Amended and Restated Voting Agreement and the Amended and Restated First Refusal and Co-Sale Agreement, dated as of November 12, 2010	S-1	333-171817	4.4	1/21/2011

10.1	Form of Indemnification Agreement between the Registrant and each officer and director	S-1	333-171817	10.1	1/21/2011

10.2*	Employment Offer Letter by and between the Registrant and John Amster, dated as of August 9, 2008	S-1	333-171817	10.2	1/21/2011

10.3*	Employment Offer Letter by and between the Registrant and Geoffrey Barker, dated as of August 10, 2008	S-1	333-171817	10.3	1/21/2011

10.4*	Employment Offer Letter by and between the Registrant and Henri Linde, dated as of October 8, 2008	S-1	333-171817	10.5	1/21/2011

10.5*	Revised Employment Offer Letter by and between the Registrant and Adam Spiegel, dated as of February 10, 2010	S-1	333-171817	10.6	1/21/2011

10.6*	Employment Offer Letter by and between the Registrant and Mallun Yen, dated as of October 25, 2010	S-1	333-171817	10.7	1/21/2011

10.7*	Director Offer Letter by and between the Registrant and Shelby Bonnie, dated as of January 29, 2011	S-1/A	333-171817	10.26	3/7/2011

10.8*	Director Offer Letter by and between the Registrant and Sanford R. Robertson, dated as of March 2, 2011	S-1/A	333-171817	10.28	4/18/2011

10.9*	2008 Stock Plan, as amended	S-1	333-171817	10.8	1/21/2011

10.10*	Form of Notice of Stock Option Grant (Early Exercise) and Stock Option Agreement under 2008 Stock Plan	S-1	333-171817	10.9	1/21/2011

10.11*	Form of Notice of Stock Option Grant and Stock Option Agreement under 2008 Stock Plan	S-1	333-171817	10.1	1/21/2011

10.12*	Form of Notice of Stock Option Exercise (Early Exercise) under 2008 Stock Plan	S-1	333-171817	10.11	1/21/2011

10.13*	Form of Notice of Stock Option Exercise under 2008 Stock Plan	S-1	333-171817	10.12	1/21/2011

10.14*	2011 Equity Incentive Plan	S-1/A	333-171817	10.25	3/7/2011

10.15*	Form of Notice of Stock Option Grant and Stock Option Agreement under 2011 Equity Incentive Plan	S-1/A	333-171817	10.32	4/29/2011

10.16*	Form of Notice of Stock Option Grant (Non-Employee Directors) and Stock Option Agreement (Non-Employee Directors) under 2011 Equity Incentive Plan	S-1/A	333-171817	10.33	4/29/2011

10.17*	Form of Notice of Stock Unit Award and Stock Unit Agreement under 2011 Equity Incentive Plan	S-1/A	333-171817	10.34	4/29/2011

10.18*	Amended and Restated Compensation Program for Non-Employee Directors	10-Q	001-35146	10.3	3/7/2013

10.19	Reference is made to Exhibit 4.3

10.20	Reference is made to Exhibit 4.4

10.21	Common Stock Purchase Agreement by and among the Registrant and the Investors (as defined therein), dated as of April 7, 2011	S-1/A	333-171817	10.29	4/18/2011

10.22	Form of Lock-Up Agreement, entered into by MHV Partners LLC and Sanford Robertson	S-1/A	333-171817	10.30	4/18/2011

10.23	Sublease by and between Registrant and Sedgwick, Detert, Moran & Arnold LLP, dated as of September 29, 2009	S-1	333-171817	10.23	1/21/2011

10.24	Office Lease Agreement between Registrant and PPF Paramount One Market Plaza Owner, L.P., dated as of July 28, 2010	S-1	333-171817	10.24	1/21/2011

10.25	Office Lease Agreement between Registrant and PPF Paramount One Market Plaza Owner, L.P., dated as of March 9, 2012	10-K	001-35146	10.31	3/26/2012

10.26*	Employment Offer Letter by and between the Registrant and Ned Segal, dated as of February 7, 2013	8-K	001-35146	10.1	2/12/2013

10.27*	Separation Agreement between RPX Corporation and Adam Spiegel dated March 7, 2013	8-K	001-35146	10.1	3/13/2013

10.28†	Asset Purchase Agreement (Redacted), dated December 22, 2014, by and among Rockstar Consortium US LP, Rockstar Consortium LLC, Bockstar Technologies LLC, Constellation Technologies LLC, MobileStar Technologies LLC, NetStar Technologies LLC, RPX Clearinghouse LLC, and the Registrant	8-K/A	001-35146	10.1	4/9/2015

10.29*	Employment Offer Letter by and between the Registrant and Robert Heath, dated as of March 15, 2011	10-K	001-35146	10.29	3/2/2015

10.30	Agreement and Plan of Merger entered into on December 13, 2015	8-K	001-35146	2.1	1/28/2016

10.31	Agreement, dated May 25, 2016, by and among RPX Corporation, the Mangrove Partners Master Fund, Ltd. and Mangrove Partners	8-K	001-35146	10.1	5/26/2016

10.32*	Employment Offer Letter by and between the Registrant and Trevor Campion, dated as of January 21, 2016	10-Q	001-35146	10.1	8/5/2016

10.33	Credit Agreement, dated as of February 26, 2016, by and among RPX Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto	8-K	001-35146	10.1	3/1/2016

21.1	List of subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (Included in Signature Page)					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
* Indicates a management contract or compensatory plan.
† Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment.