Form 10-Q
period 2017-03-31
RPX Corp
filed 2017-05-04
CIK 1509432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————
FORM 10-Q
————————————————
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____
Commission File Number: 001-35146
————————————————
RPX Corporation

(Exact Name of Registrant as Specified in Its Charter)
————————————————

Delaware (State or Other Jurisdiction of Incorporation or Organization)	One Market Plaza, Suite 800 San Francisco, California 94105 (Address of Principal Executive Offices and Zip Code)	26-2990113 (I.R.S. Employer Identification No.)
(866) 779-7641 (Registrant's telephone number, including area code)
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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

☐	Emerging growth company
☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐    NO  ☒
There were 48,677,111 shares of the registrant’s common stock issued and outstanding as of April 28, 2017.

RPX Corporation
Form 10-Q Quarterly Report
————————————————

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements (unaudited)

RPX Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$158,323	$100,111
Short-term investments	68,283	90,877
Restricted cash	653	500
Accounts receivable, net	37,276	64,395
Prepaid expenses and other current assets	9,020	4,524
Total current assets	273,555	260,407
Patent assets, net	204,365	212,999
Property and equipment, net	6,554	6,948
Intangible assets, net	53,894	56,050
Goodwill	152,139	151,322
Restricted cash, less current portion	965	965
Deferred tax assets	36,450	38,261
Other assets	9,595	8,337
Total assets	$737,517	$735,289
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,436	$3,197
Accrued liabilities	10,934	16,798
Deferred revenue	127,750	118,856
Current portion of long-term debt	7,099	6,474
Other current liabilities	1,316	1,484
Total current liabilities	149,535	146,809
Deferred revenue, less current portion	8,477	11,552
Deferred tax liabilities	3,882	4,023
Long-term debt, less current portion	86,335	88,110
Other liabilities	10,592	10,514
Total liabilities	258,821	261,008
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	363,317	360,462
Retained earnings	130,830	130,249
Accumulated other comprehensive loss	(15,456)	(16,435)
Total stockholders’ equity	478,696	474,281
Total liabilities and stockholders’ equity	$737,517	$735,289
The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$82,512	$79,735
Cost of revenue	51,298	47,666
Selling, general and administrative expenses	21,121	26,895
Operating income	10,093	5,174
Interest and other income (expense), net:
Interest income	165	84
Interest expense	(908)	(350)
Other income (expense), net	210	2,071
Total interest and other income (expense), net	(533)	1,805
Income before provision for income taxes	9,560	6,979
Provision for income taxes	3,567	2,742
Net income	$5,993	$4,237

Net income per share:
Basic	$0.12	$0.08
Diluted	$0.12	$0.08
Weighted-average shares used in computing net income per share:
Basic	48,676	52,063
Diluted	49,305	52,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$5,993	$4,237
Other comprehensive income, net of tax:
Unrealized holding gains on available-for-sale securities arising during the period, net of tax	51	151
Foreign currency translation adjustments	928	931
Comprehensive income	$6,972	$5,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$5,993	$4,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,929	44,555
Stock-based compensation	2,734	4,929
Excess tax benefit from stock-based compensation	—	(23)
Amortization of premium on investments	471	549
Deferred income taxes	2,109	690
Unrealized foreign currency gain	(169)	(158)
Fair value adjustments on deferred payment obligation	—	(1,920)
Other	(484)	152
Changes in assets and liabilities, net of business acquired:
Accounts receivable	27,815	(19,277)
Prepaid expenses and other assets	(5,572)	4,508
Accounts payable	(819)	144
Accrued and other liabilities	(5,624)	(7,495)
Deferred revenue	5,819	24,238
Net cash provided by operating activities	75,202	55,129
Investing activities
Purchases of investments	(3,875)	(1,000)
Maturities of investments	25,875	35,136
Sales of investments	—	145,925
Business acquisition, net of cash acquired	—	(228,453)
Increase in restricted cash	(153)	(152)
Purchases of property and equipment	(362)	(983)
Acquisitions of patent assets	(31,379)	(16,048)
Net cash used in investing activities	(9,894)	(65,575)
Financing activities
Proceeds from issuance of term debt	—	100,000
Payment of debt issuance costs	—	(2,003)
Repayment of principal on term debt	(1,250)	—
Proceeds from exercise of stock options	422	79
Taxes paid related to net-share settlements of restricted stock units	(1,708)	(993)
Excess tax benefit from stock-based compensation	—	23
Payments of capital leases	(104)	(99)
Repurchase of common stock	(4,491)	(23,853)
Net cash provided by (used in) financing activities	(7,131)	73,154
Foreign-currency effect on cash and cash equivalents	35	22
Net increase in cash and cash equivalents	58,212	62,730
Cash and cash equivalents at beginning of period	100,111	94,983
Cash and cash equivalents at end of period	$158,323	$157,713

Non-cash investing and financing activities
Change in patent assets purchased and accrued but not paid	$250	$(200)
Change in fixed assets purchased and accrued but not paid	$(46)	$—

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

The Company's patent risk management services help companies reduce patent-related risk and expense through subscription-based patent risk management services that facilitate more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. The Company’s patent risk management membership clients pay an annual subscription fee and in return, receive access to substantially all of the Company's patent portfolio as well as an array of services provided throughout their membership. Access to these services is available primarily through discussions with the Company's professionals—particularly client relations and its team of patent experts, as well as through a proprietary database, and attendance at periodic conferences.

In addition to its subscription-based patent risk management services, the Company underwrites patent infringement liability insurance policies to insure against certain costs of litigation. The Company uses a reinsurance subsidiary company to assume a portion of the underwriting risk on the insurance policies that the Company issues on behalf of a Lloyd's of London underwriting syndicate. As of and for the three months ended March 31, 2017, the effect of the insurance policies that the Company has issued or assumed through its reinsurance business was not material to the Company’s results of operations, financial condition or cash flows.

In January 2016, the Company acquired Inventus Solutions, Inc. ("Inventus"), now a wholly owned subsidiary of the Company, and began offering its discovery services, which consist of technology-enabled services to assist law firms and corporate legal departments manage costs and risks related to the litigation discovery process. The Company's discovery services include data hosting and backup, data processing and collection, project management, document review, and traditional document production. All of these services are designed to streamline the administration of litigation, investigations, and regulatory compliance.

2.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of March 31, 2017, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income, and the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016, are unaudited. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, necessary to state fairly the results of the interim periods have been included in the accompanying financial statements. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any subsequent interim period or for the year ending December 31, 2017.

Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2017, as compared to the significant accounting policies presented under the heading “Basis of Presentation and Significant Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2017.

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation – Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The amendments in this update became effective in the first quarter of 2017. The Company adopted this standard on January 1, 2017 and the standard did not have a material impact on its consolidated financial statements.

Recent Accounting Pronouncements
In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”), which shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public entities, ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU was issued to clarify the scope of the previous standard and to add guidance for partial sales of nonfinancial assets and is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill and eliminates the two-step goodwill impairment test. Under the new guidance, an annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The amendment also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and two-step goodwill impairment test. The ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will early adopt this ASU for goodwill impairment tests beginning in 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities is a business. This ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The Company will apply this guidance to applicable transactions after the adoption date.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which will supersede most existing revenue recognition guidance in U.S. GAAP once it becomes effective. ASU 2014-09 requires an entity to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. Entities have the option of using either a full retrospective or modified retrospective approach to adopt the new standard. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance for gross versus net considerations in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration, and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides various technical corrections and clarifications to ASU 2014-09. All of these aforementioned ASUs will be effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted for annual and interim periods beginning after December 15, 2016. The Company expects to complete its assessment process, including identifying its performance obligations and selecting a transition method for adoption, by the end of the second quarter of 2017 along with its implementation process prior to the adoption of this ASU on January 1, 2018.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$5,993	$4,237
Denominator:
Basic shares:
Weighted-average shares used in computing basic net income per share	48,676	52,063
Diluted shares:
Weighted-average shares used in computing basic net income per share	48,676	52,063
Dilutive effect of stock options and restricted stock units using the treasury-stock method	629	553
Weighted-average shares used in computing diluted net income per share	49,305	52,616
Net income per share:
Basic	$0.12	$0.08
Diluted	$0.12	$0.08

The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Outstanding weighted-average:
Stock options	718	805
Restricted stock units	765	2,559

4.     Financial Instruments
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2017
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2	Level 3
		Gains	Losses
Cash equivalents:
Commercial paper	$22,992	$—	$—	$22,992	$—	$22,992	$—
Money market funds	9,934	—	—	9,934	9,934	—	—
Municipal bonds	4,249	—	—	4,249	—	4,249	—
U.S. government and agency securities	8,998	—	—	8,998	—	8,998	—
	$46,173	$—	$—	$46,173	$9,934	$36,239	$—
Short-term investments:
Commercial paper	$2,099	$—	$—	$2,099	$—	$2,099	—
Corporate bonds	8,549	—	(6)	8,543	—	8,543	—
Equity securities	123	—	(70)	53	53	—	—
Municipal bonds	39,563	3	(22)	39,544	—	39,544	—
U.S. government and agency securities	18,052	—	(8)	18,044	—	18,044	—
	$68,386	$3	$(106)	$68,283	$53	$68,230	$—

	December 31, 2016
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2	Level 3
		Gains	Losses
Cash equivalents:
Money market funds	$30,286	$—	$—	$30,286	$30,286	$—	$—
Municipal bonds	3,070	—	—	3,070	—	3,070	—
	$33,356	$—	$—	$33,356	$30,286	$3,070	$—
Short-term investments:
Commercial paper	$4,296	$—	$(3)	$4,293	$—	$4,293	$—
Corporate bonds	10,856	—	(13)	10,843	—	10,843	—
Equity securities	123	—	(78)	45	45	—	—
Municipal bonds	55,723	—	(65)	55,658	—	55,658	—
U.S. government and agency securities	20,033	9	(4)	20,038	20,038	—	—
	$91,031	$9	$(163)	$90,877	$20,083	$70,794	$—

The Company's financial investments are generally classified as available-for-sale. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity within accumulated other comprehensive loss. Realized gains and losses on these securities are included in interest and other income (expense), net in the Company’s condensed consolidated statements of operations and have not been material for all periods presented.

As of March 31, 2017 and December 31, 2016, approximately 100% and 96%, respectively, of the Company's marketable security investments mature within one year and nil and 4%, respectively, mature within one to five years. As of March 31, 2017, no individual securities incurred continuous unrealized losses for greater than 12 months.

5.	Patent Assets, Net
Patent assets, net, consisted of the following (in thousands):

	December 31, 2016	Additions	Disposals	March 31, 2017
Patent assets	$932,283	$31,130	$(820)	$962,593
Accumulated amortization	(719,284)	(39,758)	814	(758,228)
Patent assets, net	$212,999			$204,365

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors, and software. The Company amortizes each acquired patent asset portfolio on a straight-line basis over its estimated economic useful life. As of March 31, 2017, the estimated economic useful lives of the Company’s patent assets generally ranged from 24 to 60 months. As of March 31, 2017, the weighted-average estimated economic useful life at the time of acquisition of all patent assets acquired since the Company’s inception was 40 months. Patent assets acquired during the three months ended March 31, 2017 had a weighted-average estimated economic useful life at the time of acquisition of 24 months.

As of March 31, 2017, the Company expects amortization expense in future periods to be as follows (in thousands):

2017 (remainder)	$103,641
2018	75,120
2019	21,937
2020	3,667
Total estimated future amortization expense	$204,365

Amortization expense related to the Company's patent assets was $39.8 million and $41.8 million for the three months ended March 31, 2017 and 2016, respectively.

6.	Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Internal-use software	$8,058	$7,827
Leasehold improvements	2,169	2,169
Computer, equipment and software	5,400	5,204
Furniture and fixtures	935	935
Construction-in-progress	182	183
Total property and equipment, gross	16,744	16,318
Less: Accumulated depreciation and amortization	(10,190)	(9,370)
Total property and equipment, net	$6,554	$6,948

Depreciation and amortization expense related to the Company's property and equipment was $0.8 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.

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

	Estimated Fair Value	Estimated Useful Life
Current assets	$19,357
Intangible assets:
Customer relationships	58,000	9 - 10 years
Trademarks	3,200	1 - 6 years
Developed technology	6,400	3 years
Goodwill	145,984
Property, plant, equipment and other long-term assets	3,347
Deferred tax asset	10,595
Current liabilities	(7,280)
Deferred tax liability	(5,477)
Other long-term liabilities	(826)
Cash purchase consideration paid	$233,300

The intangible assets acquired are amortized on a straight-line basis which reflects the pattern in which the economic benefits of the intangible assets are expected to be utilized. The goodwill recorded is primarily attributable to the Company's opportunity to expand into the litigation discovery services market and is not deductible for tax purposes. For the three months ended March 31, 2016, the Company recorded acquisition-related costs of $1.2 million which were expensed as incurred and included in selling, general and administrative expenses in the Company's condensed consolidated statements of operations. The Company has included the financial results of Inventus in its condensed consolidated financial statements which includes revenue of $18.0 million and operating income of $1.5 million for the three months ended March 31, 2017 and revenue of $10.6 million and operating income of $0.6 million for the three months ended March 31, 2016.

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Inventus as though the companies had been consolidated as of January 1, 2015, and includes the accounting effects resulting from the acquisition including amortization charges from the acquired intangible assets, $13.5 million of transaction costs incurred which were directly attributable to the acquisition of Inventus, and elimination of interest expenses and debt issuance and extinguishment costs associated with Inventus's historical debt which was extinguished upon the Company's acquisition of Inventus. This unaudited pro forma information also adjusts for Inventus's acquisition of London-based Unified OS Limited and certain of its affiliates as well as certain assets of Kooby LLP (collectively, "Unified") as though it had been consolidated as of January 1, 2015. These accounting effects do not have any impact on the Company's 2017 financial information. The following unaudited pro forma financial information is for information purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2015 (in thousands, except per share data):

Three Months Ended March 31,
2016
Revenue	$82,675
Net income	$4,826
Basic net income per share	$0.09
Diluted net income per share	$0.09

8.	Goodwill
The changes in the carrying amounts of goodwill by operating segment were as follows (in thousands):

	Patent Risk Management	Discovery Services	Total
Balance as of December 31, 2016	$19,978	$131,344	$151,322
Foreign currency translation adjustments	—	817	817
Balance as of March 31, 2017	$19,978	$132,161	$152,139

The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. As of March 31, 2017, no impairment of goodwill had been identified.

9.	Intangible Assets, Net
Intangible assets, net, consisted of the following (in thousands):

	March 31, 2017				December 31, 2016
	Weighted-average Life (years)	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Covenant not to compete	3.0	$1,900	$(1,763)	$137	$1,900	$(1,604)	$296
Proprietary data and models	3.7	2,100	(2,057)	43	2,100	(2,006)	94
Customer relationships	9.3	55,905	(7,881)	48,024	55,719	(6,323)	49,396
Trademarks	4.9	4,882	(2,575)	2,307	4,879	(2,439)	2,440
Developed technology	3.0	5,842	(2,459)	3,383	5,802	(1,978)	3,824
		$70,629	$(16,735)	$53,894	$70,400	$(14,350)	$56,050

As of March 31, 2017, the Company expects amortization expense in future periods to be as follows (in thousands):

2017 (remainder)	$6,424
2018	8,247
2019	6,453
2020	6,340
2021	6,340
Thereafter	20,090
Total estimated future amortization expense	$53,894

Amortization expense related to the Company's intangible assets was $2.3 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively.

10.	Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued payroll-related expenses	$5,764	$11,516
Accrued expenses	5,170	5,282
Total accrued liabilities	$10,934	$16,798

11.	Debt
On February 26, 2016, the Company entered into a Credit Agreement (the "Credit Agreement") which provided for a $100 million five-year term facility (the "Term Facility") and a $50 million five-year revolving credit facility (the "Revolving Credit Facility"), which remains undrawn as of March 31, 2017. The Term Facility bears interest which is payable quarterly in arrears at the Company's option equal to either a base rate plus a margin ranging from 1.25% to 1.75% per annum or, at the Company's election, the one-, two-, three-, or six-month London interbank offered rate ("LIBOR") plus a margin ranging from 2.25% to 2.75% per annum, based upon the ratio of the Company's debt to consolidated EBITDA ratio. The outstanding balance on the Term Facility bore interest during the three months ended March 31, 2017 at an average interest rate of 3.3%, which approximates fair value. The Revolving Credit Facility bears a commitment fee on undrawn balances of 0.35% to 0.45% per annum, also based upon the Company's debt to consolidated adjusted EBITDA ratio, that is expensed as incurred. The Credit Agreement contains financial covenants requiring the Company to maintain certain leverage and fixed charge ratios. The Company is compliant with these covenants as of March 31, 2017. The Credit Agreement also includes limitations on the Company's debt incurrence, dividend payments, and disposal activities.

As of March 31, 2017, the Term Facility requires principal repayments in accordance with the following schedule (in thousands):

2017 (remainder)	$5,625
2018	9,375
2019	11,875
2020	18,125
2021	50,000
Long-term debt, gross	95,000
Unamortized debt issuance costs	(1,566)
Long-term debt, net	$93,434

Reported as:
Current portion of long-term debt	$7,099
Long-term debt, less current portion	86,335
Total	$93,434

12.	Commitments and Contingencies
Commitments
The Company generally does not enter into long-term minimum purchase commitments. Its principal long-term commitments consist of obligations under operating leases for office space. There were no material changes to the Company’s contractual obligations or commitments during the three months ended March 31, 2017 as compared to those presented under the heading “Commitments and Contingencies” in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2017.

Rent expense related to non-cancelable operating leases was $1.3 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively, net of sublease income of $0.3 million and $0.2 million earned during each period, respectively.

Litigation
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or contingencies was recorded as of March 31, 2017 or December 31, 2016.

In April 2016, Sourceprose Corporation filed a complaint in the U.S. District Court for the Western District of Texas against the Company alleging breach of an agreement with the plaintiff to purchase certain patent assets and breach of a non-disclosure agreement with plaintiff.  In July 2016, the Court transferred the litigation to the U.S. District Court for the Northern District of California. In November 2016, we moved to dismiss the claims of breach of an assignment of patents. In January 2017, the U.S. District Court for the Northern District of California dismissed the claims of breach of a patent assignment without prejudice, and allowed the plaintiff to file an amended complaint. The plaintiff filed an amended complaint in February 2017, alleging breach of a non-disclosure agreement, breach of an agreement to assign patents and a breach of a settlement agreement. In March 2017, we moved to dismiss all of the plaintiff’s claims, and the hearing on the motion is scheduled for May 2017. The plaintiff seeks monetary damages and specific enforcement of the alleged purchase agreement. We are not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can we estimate the potential loss or range of the potential loss that may result from this litigation. The Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can we estimate the potential loss or range of the potential loss that may result from this litigation.

In June 2013, Kevin O’Halloran, as Trustee of the Liquidating Trust of Tectonics, Inc. (the “Debtor”), filed a complaint in the U.S. Bankruptcy Court for the Middle District of Florida against the Company and Harris Corporation (the “Defendants”). The complaint alleges that the Defendants are liable under federal and state bankruptcy law regarding fraudulent transfers for the value of a patent portfolio purchased by the Company from Harris Corporation pursuant to an agreement entered into in January 2009, and within four years of the date the Debtor filed its petition in bankruptcy. In February 2015, the Court held a trial and in November 2015 entered judgment in favor of the Defendants. In December 2015, the Debtor filed an appeal of the judgment to the U.S. District Court for the Middle District of Florida.  In August 2016, the District Court affirmed the judgment in favor of the Defendants.  In September 2016, the Debtor filed an appeal of the judgment to the U.S. Court of Appeals for the Eleventh Circuit.  The appellate briefing was completed in January 2017, and the parties are currently awaiting scheduling of oral argument. The Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can it estimate the potential loss or range of the potential loss that may result from this litigation.

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

Guarantees and Indemnifications
The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. No liability was recorded for these agreements as of March 31, 2017 or December 31, 2016. The Company has no reason to believe that there is any material liability related to such indemnification provisions. The Company does not indemnify its clients for patent infringement.

As part of the Company's discovery services offering, the Company generally warrants that it will perform the services in good faith and in a timely and professional manner, and that it will exercise the same level of professional care commonly found in the industry. Additionally, the Company has agreed to provisions for indemnifying customers against liabilities if its discovery services infringe a third party’s intellectual property rights or if it breaches agreed privacy, security and/or confidentiality obligations. To date, the Company has not incurred any material costs, and it has not accrued any liabilities in the accompanying condensed consolidated financial statements, as a result of these obligations. The Company also enters into service-level agreements with its discovery services clients that specify required levels of application uptime and may permit customers to receive credits or to terminate their agreements in the event that the Company fails to meet required performance levels. To date, the Company has not experienced any significant failures to meet defined levels of performance and, as a result, has not accrued any liabilities related to these agreements in its condensed consolidated financial statements.

In accordance with its amended and restated bylaws, the Company also indemnifies certain officers and employees for losses incurred in connection with actions, suits, or proceedings threatened or brought against such officer or employee arising from his or her service to the Company as an officer or employee, subject to certain limitations. The term of the indemnification period is indefinite. The maximum amount of potential future indemnification is unspecified. The Company has no reason to believe that there is any material liability for actions, events, or occurrences that have occurred to date.

Reserves for Known and Incurred but not Reported Claims
The Company offers patent litigation insurance that covers certain costs associated with patent infringement lawsuits, and it assumes a portion of the underwriting risk on these insurance policies that it issues on behalf of a Lloyd's of London underwriting syndicate. As of March 31, 2017 and December 31, 2016, the Company recorded a reserve of $1.3 million and $0.9 million, respectively, for known and incurred but not reported claims that represent estimated claim costs and related expenses for the policies underwritten and its portion of the underwriting risk on policies that the Company issued on behalf of the Lloyd's of London underwriting syndicate. The Company regularly reviews loss reserves using a variety of actuarial techniques and updates them as its loss experience develops.

13.	Stockholders’ Equity
Equity Plans
A summary of the Company’s activity under its equity-settled award plans and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2016	3,586	1,768	$11.63
Shares authorized(1)	1,000	—	—
Options exercised	—	(91)	4.64
Restricted stock units granted	(943)	—	—
Restricted stock units forfeited	686	—	—
Restricted stock units withheld related to net-share settlement of restricted stock units	149	—	—
Balance - March 31, 2017	4,478	1,677	12.01	2.6	$3,530
Vested and exercisable - March 31, 2017		1,677	12.01	2.6	3,530
(1) In the first quarter of 2017, the Company reserved an additional 1.0 million shares of its common stock for future issuance under the 2011 Plan.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2017 and 2016 was $0.7 million and $0.2 million, respectively. The total grant date fair value of stock options vested during the three months ended March 31, 2017 and 2016 was nil and $0.6 million, respectively. As of March 31, 2017, all options issued and outstanding are fully vested.

Restricted Stock Units
The summary of RSU activity, which includes performance-based restricted stock units (“PBRSUs”), is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested units - December 31, 2016	3,424	$11.53
Granted	943	10.73
Vested	(379)	12.21
Forfeited	(686)	9.46
Non-vested units - March 31, 2017	3,302	11.60	$39,637

The total grant date fair value of RSUs vested during the three months ended March 31, 2017 and 2016 was $4.4 million and $2.8 million, respectively.

In October 2013, the Board of Directors approved net-share settlement for tax withholdings on RSU vesting. During the three months ended March 31, 2017, the Company withheld issuing 148,893 shares of its common stock based on the value of the RSUs on their vesting dates as determined by the Company’s closing common stock price. Total payments to taxing authorities for employees’ minimum tax obligations were $1.7 million for the three months ended March 31, 2017, and were recorded as a reduction to additional paid-in capital and reflected as a financing activity within the condensed consolidated statements of cash flows. The net-share settlements reduced the number of shares that would have otherwise been issued on the vesting date and increased the number of shares reserved for future issuance under the 2011 Plan.

Stock-Based Compensation Related to Employees and Directors
The fair value of RSUs granted to employees and directors is measured by reference to the fair value of the underlying shares on the date of grant.

Stock-based compensation expense related to stock options granted to employees and directors was nil and $0.5 million for the three months ended March 31, 2017 and 2016, respectively. Stock-based compensation expense related to PBRSUs and RSUs granted to employees and directors was $2.7 million and $4.5 million for the three months ended March 31, 2017 and 2016, respectively. The Company did not grant any PBRSUs during either three month period ended March 31, 2017 or 2016.

As of March 31, 2017, there was $34.2 million of unrecognized compensation cost related to RSUs, including PBRSUs, which is expected to be recognized over a weighted-average period of 2.8 years. Future grants of equity awards will increase the amount of stock-based compensation expense to be recorded.

Stock Repurchase Program
On February 10, 2015, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company is authorized to repurchase up to $75.0 million of its outstanding common stock with no expiration date from the date of authorization. In March 2016 and May 2016, the Company increased its share repurchase program by $25 million and $50 million, respectively, for a total amount authorized of $150 million. As of March 31, 2017, the Company repurchased $90.8 million of the outstanding common stock. Under the program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The share repurchase program does not have an expiration date and may be suspended, terminated, or modified at any time for any reason. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. The Company repurchased shares of its common stock in the open market, which were retired upon repurchase. The purchase price for the repurchased shares is reflected as a reduction to common stock and retained earnings in the Company's condensed consolidated balance sheet. Share repurchase activity during the period presented was as follows (in thousands, except per share data):

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased
Cumulative repurchase activity as of December 31, 2016	7,917	$10.90	$86,276
Repurchase activity during the period	406	11.06	4,491
Cumulative repurchase activity as of March 31, 2017	8,323	$10.91	$90,767

14.	Income Taxes
The Company uses an estimated annual effective tax rate based upon a projection of its annual fiscal year results to measure the income tax benefit or expense recognized in each interim period. The Company’s effective tax rate, including the impact of discrete benefit items, was 37% and 39% for the three months ended March 31, 2017 and 2016, respectively.

The Company's 2013 through 2016 tax periods remain open to examination by the Internal Revenue Service and the 2012 through 2016 tax periods remain open to examination by most state tax authorities. The Internal Revenue Service's examination of Inventus's federal income tax return for fiscal year 2013 was closed during the three months ended March 31, 2017 with no material adjustments. The Company's 2015 through 2016 tax periods remain open to examination in the United Kingdom.

15.	Related-Party Transactions
During the three month periods ended March 31, 2017 and 2016, four and three members, respectively, of the Company’s Board of Directors also served on the boards of directors of RPX clients. The Company recognized subscription revenue from these clients in the amount of $2.9 million and $2.4 million for the three month periods ended March 31, 2017 and 2016, respectively. The Company recognized selling, general, and administrative expenses from products and services provided by these clients of $0.2 million and $0.1 million for the three month periods ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, there were $0.4 million and $1.3 million receivables, respectively, due from these clients.

16.	Segment Reporting
Operating segments are components of an enterprise about which separate financial information is available. Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. Prior to the acquisition of Inventus in January 2016, the Company’s Chief Executive Officer reviewed financial information presented on a consolidated basis and, as a result, the Company concluded that there was only one operating and reportable segment at that time. Subsequent to the acquisition of Inventus (see Note 7, Business Combinations), the Company's Chief Executive Officer reviews separate financial information for the patent risk management and discovery services businesses. Therefore, as of January 2016, the Company has two reportable segments: 1) patent risk management which generates its revenues primarily from membership subscriptions, premiums earned from insurance policies, and management fees for marketing, underwriting, and claim management and 2) discovery services which generates its revenues primarily from fees generated for data collection, hosting and processing, project management, and document review services. There are no material internal revenue transactions between these two reportable segments.

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

The Company defines adjusted EBITDA as net income exclusive of provision for income taxes, interest and other income (expense), net, stock-based compensation and related employer payroll taxes, depreciation, and amortization. There are limitations in using the Company's measures of financial performance that are not determined in accordance with GAAP and these may be different from other financial measures not determined in accordance with GAAP used by other companies. These financial measures are limited in value because they exclude certain items that may have a material impact on the Company's reported financial results. In addition, they are subject to inherent limitations as they reflect the exercise of judgment by the Company about which items are adjusted to calculate its financial measures not determined in accordance with GAAP. The presentation of financial measures not determined in accordance with GAAP should not be considered in isolation or as a substitute for, or superior to, financial results determined in accordance with GAAP.

Summarized financial information by segment for the three months ended March 31, 2017 and 2016 utilized by the Company's chief operating decision maker is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016

Patent Risk Management
Revenue	$64,486	$69,157
Cost of revenue	41,440	42,632
Selling, general and administrative expenses	14,434	21,934
Operating income	8,612	4,591
Stock-based compensation, including related taxes	2,441	4,934
Depreciation and amortization	40,509	42,657
Adjusted EBITDA	$51,562	$52,182

Discovery Services
Revenue	$18,026	$10,578
Cost of revenue	9,858	5,034
Selling, general and administrative expenses	6,687	4,961
Operating income	1,481	583
Stock-based compensation, including related taxes	434	88
Depreciation and amortization	2,420	1,898
Adjusted EBITDA	$4,335	$2,569

Consolidated
Revenue	$82,512	$79,735
Cost of revenue	51,298	47,666
Selling, general and administrative expenses	21,121	26,895
Operating income	$10,093	$5,174

The following table reconciles the Company's subtotal segment adjusted EBITDA to consolidated net income (in thousands):

	Three Months Ended March 31,
	2017	2016

Subtotal segment adjusted EBITDA	$55,897	$54,751
Depreciation and amortization	(42,929)	(44,555)
Stock-based compensation, including related taxes	(2,875)	(5,022)
Interest and other income (expense), net	(533)	1,805
Provision for income taxes	(3,567)	(2,742)
Net income	$5,993	$4,237

The following table summarizes the Company's total assets by segment (in thousands):

	March 31, 2017	December 31, 2016
Patent risk management	$502,282	$501,540
Discovery services (1)	235,235	233,749
Total assets	$737,517	$735,289
(1) Includes goodwill and intangible assets acquired through the Company's acquisition of Inventus in January 2016.

The Company markets its solutions to companies around the world. Revenue is attributed to geographic areas based on the country in which the client is domiciled. The following table presents revenue by location and revenue generated by country as a percentage of total revenue for the applicable period, for countries representing 10% or more of revenues for one or more of the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2017		2016
United States	$48,241	59%	$47,526	60%
Japan	9,414	11	9,005	11
Rest of world	24,857	30	23,204	29
Total revenue	$82,512	100%	$79,735	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2017.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. Forward-looking statements include statements regarding our business strategies and business model, products, benefits to our clients, future financial results and expenses, patent acquisition spending, our acquisition of Inventus, and our competitive position. These statements are based on the beliefs and assumptions of our management based on information that is currently available. Such forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those identified below and those discussed in the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing and our Annual Report on Form 10-K filed with the SEC on February 28, 2017. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
Since our founding in 2008, we have been providing an alternative to litigation through our patent risk management services. In January 2016, through our acquisition of Inventus, we began offering technology-enabled discovery services to our clients.

We help companies reduce patent-related risk and corporate legal expense by providing two primary service offerings: (1) a subscription-based patent risk management service offering that facilitates more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation, and (2) a discovery services offering.

Patent Risk Management
We serve as a trusted intermediary in the patent marketplace. Our business model aligns our interests with those of our clients, with whom we have developed trusted relationships. Our patent risk management services clients include companies that design, make, or sell technology-based products and services as well as companies that use technology in their businesses, and which face legal claims for patent infringement. We have not asserted and will not assert our patents. We have never initiated patent infringement litigation, and our clients receive guarantees that we will never assert patents against them. We consider this guarantee to be of paramount importance in establishing trust with our clients. In a market with limited publicly available data on pricing and terms of licenses and litigation settlement, we believe our data and market intelligence is a valuable resource for our clients and prospects. In exchange for an upfront annual subscription fee, we provide the following to our patent risk management clients throughout the duration of their membership:

•	the review and analysis of patents offered for sale, including analysis of patent quality, validity, and commercial significance;

•	defensive patent acquisition, through which we acquire patents and patent rights on behalf of all of our patent risk management clients;

•	facilitation of syndicated transactions;

•	prior art searches;

•	proprietary periodic analysis and publication of patent market trends;

•	the tracking of all US patent applications and issuances, patent litigation activity, and associated parties; and

•	publication and provision of patent-related data to governmental and regulatory bodies to inform public policy discussion about patent reform and trends.

Access to these services is available primarily through discussions with our professionals—particularly client relations and our team of patent experts, as well as through a proprietary database, and attendance at periodic conferences.

Insuring against the costs of patent infringement litigation is a natural extension of our patent risk management membership. Our patent infringement litigation expense insurance is a liability insurance policy that covers certain costs associated with patent infringement lawsuits. We assume some portion of the underwriting risk on the insurance policies that we issue on behalf of a Lloyd's of London underwriting syndicate. The effect of the insurance policies that we have issued or assumed through our reinsurance business was not material to our results of operations or financial condition for the three months ended March 31, 2017 or 2016.

In our defensive patent acquisition activities, we acquire patents, licenses to patents, patent rights and agreements for covenants not to sue, which we collectively refer to as “patent assets.” We measure patent asset acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital. From our inception through March 31, 2017, we have reviewed over 8,500 patent asset portfolios, completed 404 acquisitions of patent asset portfolios with gross and net patent acquisition spend of $2.3 billion and $978.5 million, respectively. During the three months ended March 31, 2017, we completed 19 acquisitions of patent assets and our gross and net patent acquisition spend totaled $62.8 million and $31.1 million, respectively.

During the three months ended March 31, 2017 and 2016, revenue from our patent risk management services was $64.5 million and $69.2 million, respectively. As of March 31, 2017, our patent risk management segment had more than 300 clients, consisting of our patent risk management network members and insurance clients. We provide patent risk management services to more than 400 companies, including those insured under policies sold to venture funds and industry trade associations.

Discovery Services
Through our wholly owned subsidiary Inventus, in 2016 we began offering technology-enabled discovery services to assist law firms and corporate legal departments manage costs and risks related to the litigation discovery process. Our discovery service offering focuses on the process of consolidation and organization of data into meaningful discovery information powered by a mix of third-party and proprietary software. This allows our discovery services clients to efficiently and effectively manage a portfolio of litigation discovery matters in a central location.

Our more than 1,000 discovery services clients in approximately a dozen countries benefit from our discovery services, which include data hosting and backup, data processing and collection, project management, document review, and traditional document production. All of these services are designed to streamline the administration of litigation, investigations, and regulatory compliance. During the three months ended March 31, 2017 and 2016, revenue from our discovery services was $18.0 million and $10.6 million, respectively. Certain of our discovery services operations are denominated in currencies other than the U.S. dollar, primarily the British pound sterling and the Euro, and therefore these operations are exposed to foreign exchange rate fluctuations.
Key Components of Results of Operations
Revenue
Subscription revenue includes membership subscriptions to our patent risk management services, premiums earned, net of ceding commissions, from insurance policies, and management fees related to our insurance business. Historically, the majority of our revenue has consisted of fees paid by our clients under subscription agreements. Subscription revenue will be positively or negatively impacted by the financial performance of our patent risk management clients since their subscription fees typically reset annually based upon their most recently reported annual financial results. In August 2012, we launched our insurance product and started to recognize insurance premium revenue from the insurance policies that we underwrite. As the primary insurer, we had been recognizing the full insurance premium as revenue. In May 2014, we began to assume a portion of the underwriting risk on insurance policies that we issue on behalf of a Lloyd's of London underwriting syndicate, and as a result we recognize only the portion of the underwriting risk that we assume. In addition, we receive management fees for marketing, underwriting, and claims management services. Although we expect this revenue to increase as we sell more insurance policies in the future, for the three months ended March 31, 2017 and 2016, insurance premium revenue was not material to our results of operations.

We recognize revenue from the sale of licenses and advisory fee income in connection with syndicated acquisitions through our patent risk management services, which we collectively refer to as fee-related revenue. In the future, we may receive other revenue and fee income from newly-introduced products and services. Our fee-related revenue may fluctuate significantly from period to period.

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

Our cost of revenue from our patent risk management services is primarily driven by the amortization of previously acquired patent assets, which are typically amortized over an estimated useful life of 24 to 60 months. From time to time, we may acquire patent assets that are valuable to our clients and prospects with an estimated useful life that is significantly less than the historical weighted-average of patent assets previously acquired, resulting in increased patent asset amortization expense in periods immediately following the acquisition. Estimating the economic useful lives of our patent assets depends on various factors including whether we acquire patents or licenses to patents, and the remaining statutory life of the underlying patents, either of which could result in shorter amortization periods. We believe that amortization periods of patent assets to be acquired in future periods may be amortized over shorter periods than the historical weighted-average of 40 months, which may cause our cost of revenue to increase. Our cost of revenue from our patent risk management services may fluctuate in the future as it is dependent on the level of patent asset purchases, the amortization period of the patent assets we acquire, and the level of insurance policies we issue.
Cost of revenue from our discovery services primarily consists of compensation costs for employees and third-party contractors who deliver services to our clients, costs incurred to maintain, secure, and store hosted data, license fees for the software we utilize in our discovery services process, and amortization of our identifiable intangible assets for technology used to provide our discovery services to our clients. Our cost of revenue related to hosting data and software license fees is primarily fixed but can fluctuate based on levels of data hosted and number of users our clients choose to have access to the software. Our cost of revenue related to document review services is primarily variable and may fluctuate significantly based on the review services provided to our clients.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of salaries and related expenses, including stock-based compensation expense, amortization related to our intangible assets, cost of marketing programs, legal costs, professional fees, travel costs, facility costs, and other corporate expenses. We expect that in the foreseeable future, selling, general, and administrative expenses may decrease when compared to the prior year period as we seek to effectively manage expenses although such expenses could fluctuate from period to period.

Interest and Other Income (Expense), Net
Interest and other income (expense), net consists of interest income earned on our cash, cash equivalents, and short-term investments, interest expense incurred on our term debt, gains or losses due to foreign currency fluctuations, as well as changes in fair value of our deferred payment obligations. Our interest and other income (expense), net may fluctuate significantly as our long-term debt bears interest in line with the London interbank offered rate and our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, Japanese yen, and Euro relative to the U.S. dollar.

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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures.

There have been no material changes to our significant accounting policies during the three months ended March 31, 2017, as compared to the significant accounting policies presented under the heading “Basis of Presentation and Significant Accounting

Policies” in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on February 28, 2017.

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation – Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The amendments in this update became effective in the first quarter of 2017. We adopted this standard on January 1, 2017 and the standard did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements
Our recent accounting pronouncements are described in more detail in Note 2, "Basis of Presentation and Significant Accounting Policies," in Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations
The following table sets forth our condensed consolidated statement of operations data for each of the periods indicated, including segment information (in thousands). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended March 31,
	2017	2016
Revenue
Patent risk management	$64,486	$69,157
Discovery services	18,026	10,578
Total revenue	82,512	79,735
Cost of revenue
Patent risk management	41,440	42,632
Discovery services	9,858	5,034
Total cost of revenue	51,298	47,666
Selling, general and administrative expenses
Patent risk management	14,434	21,934
Discovery services	6,687	4,961
Total selling, general and administrative expenses	21,121	26,895
Operating income
Patent risk management	8,612	4,591
Discovery services	1,481	583
Total operating income	10,093	5,174
Interest and other income (expense), net	(533)	1,805
Income before provision for income taxes	9,560	6,979
Provision for income taxes	3,567	2,742
Net income	$5,993	$4,237

The following table sets forth our condensed consolidated statement of operations data as a percentage of total revenue for each of the periods indicated, including segment information.

	Three Months Ended March 31,
	2017	2016
Revenue
Patent risk management	78%	87%
Discovery services	22	13
Total revenue	100	100
Cost of revenue
Patent risk management	50	53
Discovery services	12	6
Total cost of revenue	62	59
Selling, general and administrative expenses
Patent risk management	17	28
Discovery services	8	6
Total selling, general and administrative expenses	25	34
Operating income
Patent risk management	11	6
Discovery services	2	1
Total operating income	13	7
Interest and other income (expense), net	(1)	2
Income before provision for income taxes	12	9
Provision for income taxes	4	3
Net income	8%	6%

Three Months Ended March 31, 2017 and 2016
Revenue
The following table sets forth our total revenue for each of the periods indicated, including revenue by segment (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue
Subscription revenue	$63,367	$67,112
Fee-related revenue	1,119	2,045
Total patent risk management revenue	64,486	69,157
Discovery services	18,026	10,578
Total revenue	$82,512	$79,735

Our revenue for the three months ended March 31, 2017 was $82.5 million compared to $79.7 million during the same period a year prior, an increase of $2.8 million, or 4%. Subscription revenue, which includes membership subscriptions to our patent risk management services, premiums earned from insurance policies, and management fees, for the three months ended March 31, 2017 was $63.4 million compared to $67.1 million for the three months ended March 31, 2016. The decrease in subscription revenue was primarily attributable to a decrease of $6.5 million from clients who joined our network prior to March 31, 2016 and, in certain cases, may no longer be a part of our network as of March 31, 2017, partially offset by an increase in membership fees and insurance premiums of $2.8 million from new clients who joined our network subsequent to March 31, 2016. As of March 31, 2017, our patent risk management segment had more than 300 clients, consisting of patent risk management network members and insurance clients, as compared to approximately 260 clients as of March 31, 2016. We provided patent risk management services to more than 400 companies, including those insured under policies sold to venture funds and industry trade associations as of March 31, 2017, as compared to approximately 290 as of March 31, 2016.

Revenue for the three months ended March 31, 2017 and 2016 included fee-related revenue of $1.1 million and $2.0 million, respectively, generated from our patent risk management business.

Discovery revenue, which includes fees generated from data collection, hosting and processing, project management, and document review services, for the three months ended March 31, 2017 was $18.0 million compared to $10.6 million in the same period a year prior. The increase is primarily attributable to an increase in fees generated from document review services during the three months ended March 31, 2017 as compared to the prior year period. The increase is also attributable to fees generated from discovery services for a full quarter during the three months ended March 31, 2017, compared to a partial quarter during the three months ended March 31, 2016, as we started offering our discovery services through our acquisition of Inventus on January 22, 2016.

Cost of Revenue
Our cost of revenue for the three months ended March 31, 2017 was $51.3 million compared to $47.7 million during the same period a year prior, an increase of $3.6 million, or 8%. Cost of revenue from our patent risk management services for the three months ended March 31, 2017 was $41.4 million compared to $42.6 million for the three months ended March 31, 2016. The decrease in our cost of revenue from our patent risk management services is primarily attributable to a decrease in patent amortization expense of $2.0 million primarily due to the impact of decreased patent spending in the year ended December 31, 2016 and the three months ended March 31, 2017, as compared to the years ended December 31, 2015 and 2014, partially offset by an increase in cost of revenue of $0.6 million related to our patent infringement litigation insurance.

Cost of revenue from our discovery services for the three months ended March 31, 2017 was $9.9 million compared to $5.0 million for the three months ended March 31, 2016. The increase in our cost of revenue from our discovery services is primarily attributable to an increase in the cost of revenue related to our document review services during the three months ended March 31, 2017 as compared to the prior year period. This increase is also attributable to offering discovery services for a full quarter during the three months ended March 31, 2017, compared to a partial quarter during the three months ended March 31, 2016, as we started offering our discovery services through our acquisition of Inventus on January 22, 2016.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended March 31, 2017 were $21.1 million compared to $26.9 million during the same period a year prior, a decrease of $5.8 million, or 22%. The selling, general and administrative expenses generated from our patent risk management services for the three months ended March 31, 2017 was $14.4 million compared to $21.9 million for the three months ended March 31, 2016. This decrease is primarily attributable to a $4.4 million decrease in personnel-related costs, including stock-based compensation, due to a decrease in headcount as well as executive management changes during the three months ended March 31, 2017. This decrease was also due to a $1.6 million decrease in professional services and a $0.6 million decrease in our bad debt expense during the three months ended March 31, 2017 as compared to the prior year period.

Selling, general and administrative expenses from our discovery services for the three months ended March 31, 2017 was $6.7 million compared to $5.0 million for the three months ended March 31, 2016. The increase in the selling, general and administrative expenses from our discovery services is primarily attributable to our offering of discovery services for a full quarter during the three months ended March 31, 2017, compared to a partial quarter during the three months ended March 31, 2016, as we started offering our discovery services through our acquisition of Inventus on January 22, 2016.

Interest and Other Income (Expense), Net
Our interest and other expense, net for the three months ended March 31, 2017 was $0.5 million compared to interest and other income, net of $1.8 million during the same period a year prior, a decrease of $2.3 million. The decrease was primarily due to a decrease of $1.9 million in fair value adjustments on our deferred payment obligations and an increase of $0.6 million of interest expense incurred on our term debt.

Provision for Income Taxes
Our provision for income taxes was $3.6 million and $2.7 million for the three months ended March 31, 2017 and 2016. Our effective tax rate, including the impact of discrete items, was 37% and 39% for the three months ended March 31, 2017 and 2016, respectively.

Non-GAAP Financial Measures
We supplement our consolidated financial statements presented on a GAAP basis with non-GAAP adjusted EBITDA less net patent spend as we believe that this non-GAAP measure provides useful information about core operating results and thus is appropriate to enhance the overall understanding of our past financial performance and our prospects for the future. We define non-GAAP adjusted EBITDA as net income exclusive of provision for income taxes, interest and other income (expense), net, stock-based compensation, including employer payroll taxes, depreciation, and amortization. We use this non-GAAP measure to evaluate our financial results and trends, allocate internal resources, prepare and approve our annual budget, develop short- and long-term operating plans, and assess the health of our business. We believe this non-GAAP measure may prove useful to investors who wish to consider the impact of certain items when comparing our financial performance with that of other companies. The adjustments to our GAAP results are made with the intent of providing both management and investors a more complete understanding of our underlying operational results, trends, and performance.

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

	Three Months Ended March 31,
	2017	2016
Net income	$5,993	$4,237
Provision for income taxes	3,567	2,742
Interest and other (income) expense, net	533	(1,805)
Stock-based compensation, including related taxes	2,875	5,022
Depreciation and amortization	42,929	44,555
Non-GAAP adjusted EBITDA	55,897	54,751
Net patent spend	(31,130)	(16,249)
Non-GAAP adjusted EBITDA less net patent spend	$24,767	$38,502
Liquidity and Capital Resources
We have financed substantially all of our operations and patent asset acquisitions through subscription and other fees collected from our clients, patent-seller financing, the sale of equity securities, and from borrowing through term loan facilities. As of March 31, 2017, we had $158.3 million of cash and cash equivalents and $68.3 million in short-term investments. In January 2016, we paid aggregate consideration of $232 million in cash, net of working capital adjustments, at the closing of the Inventus transaction. On February 26, 2016, we entered into a credit agreement for a $100 million five-year term facility and a $50 million five-year revolving credit facility, which contains financial covenants requiring us to maintain certain leverage and fixed charge ratios which may impact our spending patterns and limits in the future. As of March 31, 2017, the total balance outstanding on the term facility was $95.0 million, and the revolving credit facility remains undrawn. Our debt facilities and repayment schedule are described in more detail in Note 11, "Debt," in Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future capital needs will depend on many factors, including, among other things, our acquisition of patent assets, addition and renewal of client membership agreements, growth of our insurance and discovery services businesses, and development of new products and services. We may experience fluctuations in patent acquisition spending as we acquire patent assets that will benefit our clients. Our cash used in investing activities may increase in the future as we acquire additional patent assets. Our cash used in financing activities may increase in the future as we execute our stock repurchase program by purchasing RPX shares. Additionally, we may enter into potential investments in, or acquisitions of, complementary businesses which could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$75,202	$55,129
Net cash used in investing activities	(9,894)	(65,575)
Net cash provided by (used in) financing activities	(7,131)	73,154
Foreign-currency effect on cash and cash equivalents	35	22
Net increase in cash and cash equivalents	$58,212	$62,730

Cash Flows from Operating Activities
Cash provided by operating activities for the three months ended March 31, 2017 was $75.2 million, consisting of adjustments for non-cash items of $47.6 million, changes in working capital and non-current assets and liabilities of $21.6 million and net income of $6.0 million. Non-cash adjustments to net income primarily consisted of $42.9 million of depreciation and amortization, $2.7 million of stock-based compensation, $2.1 million net change in our deferred taxes, and a $0.5 million of amortization of premium on investments, partially offset by $0.5 million of other cash reductions and an unrealized gain of $0.2 million due to foreign currency fluctuations. The change in working capital and non-current assets and liabilities resulted primarily from a $27.8 million decrease in accounts receivable due to the receipt of payment from a significant patent risk management customer, a $5.8 million increase in deferred revenue, partially offset by a $5.6 million decrease in our accrued and other liabilities, an increase in our prepaid expenses and other assets of $5.6 million, and a $0.8 million decrease in accounts payable.

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

Cash Flows from Investing Activities
Cash used in investing activities for the three months ended March 31, 2017 was $9.9 million, of which $31.4 million was used to acquire patent assets, and $0.4 million was used to acquire property and equipment, and a $0.2 million increase in our restricted cash balances, partially offset by $22.0 million net maturities of short-term investments.

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

Cash Flows from Financing Activities
Cash used in financing activities for the three months ended March 31, 2017 was $7.1 million, of which $4.5 million was used to repurchase our common stock under our share repurchase program, $1.7 million used in taxes paid related to net-share settlements of restricted stock units, payments of principal on our long-term debt of $1.3 million, partially offset by $0.4 million received from the proceeds of stock option exercises.

Cash provided by financing activities for the three months ended March 31, 2016 was $73.2 million, of which $100.0 million represented proceeds from the issuance of long-term debt which was partially offset by $23.9 million used to repurchase our common stock under our share repurchase program, $2.0 million for payments of issuance costs related to our long-term debt, and $1.0 million used in taxes paid related to net-share settlements of restricted stock units.

Contractual Obligations and Commitments
Commitments
We generally do not enter into long-term minimum purchase commitments. Our principal long-term commitments consist of obligations under operating leases for office space. There were no material changes to our contractual obligations and commitments during the three months ended March 31, 2017 as compared to our contractual obligations and commitments presented under the heading “Contractual Obligations and Commitments” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the heading “Commitments and Contingencies” in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on February 28, 2017.

Debt
On February 26, 2016, we entered into the Credit Agreement which provided for the Term Facility and the Revolving Credit Facility. As of March 31, 2017, the total balance outstanding on the Term Facility is $95.0 million, and the Revolving Credit Facility remains undrawn. Our debt facilities and repayment schedule are described in more detail in Note 11, "Debt," in Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities
In February 2015, our Board of Directors authorized the repurchase of up to $75.0 million of our outstanding shares of common stock. In March and May 2016, we increased our share repurchase program by $25 million and $50 million, respectively, for a total amount authorized of $150 million. As part of the share repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined in our discretion and will depend on factors such as cash generation from operations, other cash requirements, economic and market conditions, stock price and legal and regulatory requirements. The share repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. As of March 31, 2017, we had repurchased an aggregate of 8.3 million shares of common stock in the open market for $90.8 million under the share repurchase program.
Off Balance Sheet Arrangements
At March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

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

As of March 31, 2017, we had an outstanding term facility with a five-year maturity with an aggregate carrying amount of $95.0 million, which bears interest at our option equal to either a base rate plus a margin ranging from 1.25% to 1.75% per annum LIBOR plus a margin ranging from 2.25% to 2.75% per annum, based upon the ratio of the our debt to consolidated adjusted EBITDA ratio. A hypothetical 100 BPS increase or decrease in LIBOR would increase or decrease the interest expense on our term facility by approximately $0.2 million for the three months ended March 31, 2017.

We had cash, cash equivalents and short-term investments of $226.6 million as of March 31, 2017. Our cash balances deposited in U.S. banks are non-interest bearing and insured up to the Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents consist primarily of commercial paper, institutional money market funds, and municipal bonds denominated primarily in U.S. dollars. Interest rate fluctuations affect the returns on our invested funds.

As of March 31, 2017, our short-term investments of $68.3 million were primarily invested in municipal and corporate bonds maturing between 90 days and 12 months, U.S. government and agency securities, and commercial paper. As of March 31, 2017, our investments were primarily classified as available-for-sale and, consequently, were recorded at fair value in the condensed consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in the fair value of an asset below its carrying value is other-than-temporary. As of March 31, 2017, we had not recorded any impairment charges related to our investments in the condensed consolidated statement of operations.

A hypothetical change in interest rates of 10% during the three months ended March 31, 2017 would not have had a material impact on the fair value of our investments.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31,

2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 which were identified in connection with management's evaluation required by Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The market for our patent risk management services is evolving, and if these services are not widely accepted or are accepted more slowly than we expect, our operating results will be adversely affected.
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
Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. As of March 31, 2017, the weighted-average term of our subscription agreements with our current clients since the inception of those agreements was 2.3 years. As our overall membership base grows, we expect our rate of client renewals to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements has decreased and may continue to decrease further. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

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
Our success depends largely upon the continued services of our executive officers and other key personnel. We do not have employment agreements with any of our executive officers or other key management personnel that require them to remain our employees. Therefore, they could terminate their employment with us at any time without penalty. Our previous chief executive officer resigned his employment with us in February 2017, and we recently announced that our executive vice president was joining our board of directors and would be resigning her executive position later this year. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees, including the recent loss of previous chief executive officer and our executive vice president, could seriously harm our business.

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
We receive a significant amount of our revenue from a limited number of clients. For example, during the three months ended March 31, 2017, our 10 highest revenue-generating clients accounted for approximately 30% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients chooses not to remain a client, or if our fees from one of these clients decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

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

In addition to competing for new clients, we also compete to acquire patent assets. Our primary competitors in the market for patent assets are varied and include other entities that seek to accumulate patent assets, including NPEs such as Acacia Research and PanOptis. Many of our current or potential competitors have longer operating histories and significantly greater financial resources than we have. In addition, many NPEs that compete with us to acquire patent assets have complicated corporate structures that include a large number of subsidiaries, so it is difficult for us to know who the ultimate parent entity is and how much capital the related entities have available to acquire patent assets. We also face competition for patent assets from operating companies, including operating companies that are current or prospective clients. Many of these operating companies have significantly greater financial resources than we have and can acquire patent assets at prices that we may not be able to pay.

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
On February 26, 2016, we entered into the Credit Agreement (defined below) which provided for the Term Facility and the Revolving Credit Facility. As of March 31, 2017, the total balance outstanding on the Term Facility was $95.0 million, and the Revolving Credit Facility remains undrawn.
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
Since our initial public offering in May 2011, our stock price has traded as high as $31.41 per share and as low as $8.55 per share. Further, our common stock has a limited trading history and an active trading market for our common stock may not be sustained in the future. The market price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Current Report on Form 10-Q and others such as:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Stock repurchase activity during the three months ended March 31, 2017 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value that May Yet be Purchased Under the Programs (1)
January 31, 2017	159,534	$10.91	159,534	$61,984,239
February 28, 2017	164,538	11.02	164,538	60,171,562
March 31, 2017	81,850	11.46	81,850	59,233,254
	405,922		405,922
(1) On February 10, 2015, we announced that our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $75.0 million of our outstanding common stock with no expiration date from the date of authorization. In March 2016 and May 2016, we increased our share repurchase program by $25 million and $50 million, respectively, for a total amount authorized of $150 million. As of March 31, 2017, we had repurchased $90.8 million of our outstanding common stock. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Our share repurchase program does not obligate us to acquire any specific number of shares.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of RPX Corporation	S-1	333-171817	3.2	1/21/2011

3.2	Amended and Restated Bylaws of RPX Corporation	S-1/A	333-171817	3.4	4/18/2011

10.1*	Employment Offer Letter by and between the Registrant and Steve Swank, dated as of June 7, 2010					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
* Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPX CORPORATION
(Registrant)

Date:	May 4, 2017	By:	/s/ MARTIN E. ROBERTS
Martin E. Roberts
Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2017	By:	/s/ ROBERT H. HEATH
Robert H. Heath
Chief Financial Officer
(Principal Financial Officer)