Form 10-Q
period 2017-06-30
RPX Corp
filed 2017-08-03
CIK 1509432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————
FORM 10-Q
————————————————
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____
Commission File Number: 001-35146
————————————————
RPX Corporation

(Exact Name of Registrant as Specified in Its Charter)
————————————————

Delaware (State or Other Jurisdiction of Incorporation or Organization)	One Market Plaza, Suite 1100 San Francisco, California 94105 (Address of Principal Executive Offices and Zip Code)	26-2990113 (I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐    NO  ☒
There were 49,500,188 shares of the registrant’s common stock issued and outstanding as of July 28, 2017.

RPX Corporation
Form 10-Q Quarterly Report
————————————————

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements (unaudited)

RPX Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$189,270	$100,111
Short-term investments	55,271	90,877
Restricted cash	1,102	500
Accounts receivable, net	38,567	64,395
Prepaid expenses and other current assets	13,935	4,524
Total current assets	298,145	260,407
Patent assets, net	175,009	212,999
Property and equipment, net	6,294	6,948
Intangible assets, net	52,518	56,050
Goodwill	156,337	151,322
Restricted cash, less current portion	965	965
Deferred tax assets	34,042	38,261
Other assets	10,326	8,337
Total assets	$733,636	$735,289
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,468	$3,197
Accrued liabilities	13,905	16,798
Deferred revenue	108,334	118,856
Current portion of long-term debt	7,724	6,474
Other current liabilities	1,008	1,484
Total current liabilities	133,439	146,809
Deferred revenue, less current portion	6,227	11,552
Deferred tax liabilities	3,830	4,023
Long-term debt, less current portion	83,935	88,110
Other liabilities	10,486	10,514
Total liabilities	237,917	261,008
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	371,566	360,462
Retained earnings	134,730	130,249
Accumulated other comprehensive loss	(10,582)	(16,435)
Total stockholders’ equity	495,719	474,281
Total liabilities and stockholders’ equity	$733,636	$735,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$80,434	$83,109	$162,946	$162,844
Cost of revenue	51,142	49,070	102,440	96,736
Selling, general and administrative expenses	23,124	25,904	44,245	52,799
Operating income	6,168	8,135	16,261	13,309
Interest and other income (expense), net:
Interest income	257	102	422	186
Interest expense	(949)	(883)	(1,857)	(1,233)
Other income (expense), net	1,119	(768)	1,329	1,303
Total interest and other income (expense), net	427	(1,549)	(106)	256
Income before provision for income taxes	6,595	6,586	16,155	13,565
Provision for income taxes	2,403	2,436	5,970	5,178
Net income	$4,192	$4,150	$10,185	$8,387

Net income per share:
Basic	$0.09	$0.08	$0.21	$0.16
Diluted	$0.08	$0.08	$0.20	$0.16
Weighted-average shares used in computing net income per share:
Basic	49,142	51,034	48,910	51,548
Diluted	50,107	51,557	49,690	52,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$4,192	$4,150	$10,185	$8,387
Other comprehensive income (loss), net of tax:
Unrealized holding gains on available-for-sale securities arising during the period, net of tax	84	96	135	247
Foreign currency translation adjustments	4,791	(7,411)	5,718	(6,480)
Comprehensive income (loss)	$9,067	$(3,165)	$16,038	$2,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$10,185	$8,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,855	85,585
Stock-based compensation	7,077	9,828
Excess tax benefit from stock-based compensation	—	(33)
Amortization of premium on investments	890	972
Deferred income taxes	4,299	198
Unrealized foreign currency (gain) loss	(1,047)	1,213
Fair value adjustments on deferred payment obligation	—	(1,920)
Gain on extinguishment of deferred payment obligation	—	(463)
Realized loss on exchange of short-term investments	—	290
Other	43	169
Changes in assets and liabilities, net of business acquired:
Accounts receivable	26,761	(15,207)
Prepaid expenses and other assets	(11,342)	(1,281)
Accounts payable	(961)	211
Accrued and other liabilities	(3,015)	(6,097)
Deferred revenue	(15,847)	7,379
Net cash provided by operating activities	102,898	89,231
Investing activities
Purchases of investments	(25,071)	(31,150)
Maturities of investments	59,820	42,393
Sales of investments	—	145,925
Business acquisition, net of cash acquired	—	(228,453)
Decrease (increase) in restricted cash	(602)	225
Purchases of property and equipment	(730)	(2,087)
Acquisitions of patent assets	(41,918)	(36,546)
Net cash used in investing activities	(8,501)	(109,693)
Financing activities
Proceeds from issuance of term debt	—	100,000
Payment of debt issuance costs	—	(2,003)
Repayment of principal on term debt	(3,125)	(1,250)
Proceeds from exercise of stock options	5,894	247
Taxes paid related to net-share settlements of restricted stock units	(3,291)	(2,048)
Excess tax benefit from stock-based compensation	—	33
Payments of capital leases	(209)	(236)
Repurchase of common stock	(4,783)	(39,072)
Net cash provided by (used in) financing activities	(5,514)	55,671
Foreign-currency effect on cash and cash equivalents	276	(152)
Net increase in cash and cash equivalents	89,159	35,057
Cash and cash equivalents at beginning of period	100,111	94,983
Cash and cash equivalents at end of period	$189,270	$130,040

Non-cash investing and financing activities
Change in patent assets purchased and accrued but not paid	$333	$(233)
Change in fixed assets purchased and accrued but not paid	$(166)	$158
Patent assets received in barter transactions	$—	$381

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

In addition to its subscription-based patent risk management services, the Company underwrites patent infringement liability insurance policies to insure against certain costs of litigation. The Company uses a reinsurance subsidiary company to assume a portion of the underwriting risk on the insurance policies that the Company issues on behalf of a Lloyd's of London underwriting syndicate. To date, the effect of the insurance policies that the Company has issued or assumed through its reinsurance business has not been material to the Company’s results of operations, financial condition or cash flows.

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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of June 30, 2017, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016, and the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016, are unaudited. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, necessary to state fairly the results of the interim periods have been included in the accompanying financial statements. Operating results for the three or six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any subsequent interim period or for the year ending December 31, 2017.

Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2017, as compared to the significant accounting policies presented under the heading “Basis of Presentation and Significant Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2017.

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

Recent Accounting Pronouncements
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09") which clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted and prospective application is required. The Company is currently evaluating impact of this guidance on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as well as associated ASUs 2016-08, 2016-10, 2016-12, and 2016-20 (the foregoing ASUs collectively, "Topic 606"), which will supersede most existing revenue recognition guidance in U.S. GAAP. Topic 606 becomes effective for annual and interim periods beginning after December 15, 2017; early adoption is permitted for annual and interim periods beginning after December 15, 2016. The Company plans to adopt Topic 606 on January 1, 2018, using the full retrospective method of adoption. The Company is currently assessing all potential impacts of the standard, however, based on its initial assessment, this standard will likely have a material effect on its consolidated financial statements due to the identification of multiple performance obligations for fees received from its patent risk management membership subscription and the timing of recognition for these potentially separable performance obligations. Specifically, the Company expects to recognize a separate performance obligation for certain discrete patent assets transferred to its membership clients and expects to recognize this revenue at a point in time. Under existing U.S. GAAP, the Company generally recognizes the membership fees ratably on a gross basis over the term of the customer contract. To the extent that separate performance obligations are identified, the Company will assess these to determine whether revenue should be recognized on a gross or net basis under Topic 606, which may result in revenue which is recognized on a gross basis under current U.S. GAAP to be recognized on a net basis, and vice versa. Therefore, the adoption of Topic 606 may increase the variability of the revenue recognized from these fees from period to period. Additionally, based on the Company's initial assessment, it does not expect Topic 606 to have a material impact on its discovery services segment.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$4,192	$4,150	$10,185	$8,387
Denominator:
Basic shares:
Weighted-average shares used in computing basic net income per share	49,142	51,034	48,910	51,548
Diluted shares:
Weighted-average shares used in computing basic net income per share	49,142	51,034	48,910	51,548
Dilutive effect of stock options and restricted stock units using the treasury-stock method	965	523	780	541
Weighted-average shares used in computing diluted net income per share	50,107	51,557	49,690	52,089
Net income per share:
Basic	$0.09	$0.08	$0.21	$0.16
Diluted	$0.08	$0.08	$0.20	$0.16

The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Outstanding weighted-average:
Stock options	685	803	702	804
Restricted stock units	96	2,838	741	2,714

4.     Financial Instruments
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2017
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2	Level 3
		Gains	Losses
Cash equivalents:
Commercial paper	$27,385	$—	$—	$27,385	$—	$27,385	$—
Corporate bonds	905	—	—	905	—	905	—
Money market funds	35,112	—	—	35,112	35,112	—	—
Municipal bonds	7,759	—	—	7,759	—	7,759	—
U.S. government and agency securities	23,245	—	—	23,245	—	23,245	—
	$94,406	$—	$—	$94,406	$35,112	$59,294	$—
Short-term investments:
Commercial paper	$3,984	$—	$—	$3,984	$—	$3,984	$—
Corporate bonds	6,977	—	(7)	6,970	—	6,970	—
Municipal bonds	34,648	4	(10)	34,642	—	34,642	—
U.S. government and agency securities	9,681	—	(6)	9,675	—	9,675	—
	$55,290	$4	$(23)	$55,271	$—	$55,271	$—

	December 31, 2016
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2	Level 3
		Gains	Losses
Cash equivalents:
Money market funds	$30,286	$—	$—	$30,286	$30,286	$—	$—
Municipal bonds	3,070	—	—	3,070	—	3,070	—
	$33,356	$—	$—	$33,356	$30,286	$3,070	$—
Short-term investments:
Commercial paper	$4,296	$—	$(3)	$4,293	$—	$4,293	$—
Corporate bonds	10,856	—	(13)	10,843	—	10,843	—
Equity securities	123	—	(78)	45	45	—	—
Municipal bonds	55,723	—	(65)	55,658	—	55,658	—
U.S. government and agency securities	20,033	9	(4)	20,038	20,038	—	—
	$91,031	$9	$(163)	$90,877	$20,083	$70,794	$—

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

As of June 30, 2017 and December 31, 2016, approximately 100% and 96%, respectively, of the Company's marketable security investments mature within one year and nil and 4%, respectively, mature within one to five years. As of June 30, 2017, no individual securities incurred continuous unrealized losses for greater than 12 months.

5.	Patent Assets, Net
Patent assets, net, consisted of the following (in thousands):

	December 31, 2016	Additions	Disposals	June 30, 2017
Patent assets	$932,283	$41,585	$(1,409)	$972,459
Accumulated amortization	(719,284)	(79,566)	1,400	(797,450)
Patent assets, net	$212,999			$175,009

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors, and software. The Company amortizes each acquired patent asset portfolio on a straight-line basis over its estimated economic useful life. As of June 30, 2017, the estimated economic useful lives of the Company’s patent assets generally ranged from 24 to 60 months. As of June 30, 2017, the weighted-average estimated economic useful life at the time of acquisition of all patent assets acquired since the Company’s inception was 40 months. Patent assets acquired during the six months ended June 30, 2017 had a weighted-average estimated economic useful life at the time of acquisition of 23 months.

As of June 30, 2017, the Company expects amortization expense in future periods to be as follows (in thousands):

2017 (remainder)	$68,903
2018	78,204
2019	24,234
2020	3,668
Total estimated future amortization expense	$175,009

Amortization expense related to the Company's patent assets was $39.8 million and $37.7 million for the three months ended June 30, 2017 and 2016, respectively, and $79.6 million and $79.5 million for the six months ended June 30, 2017 and 2016, respectively.

6.	Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Internal-use software	$8,291	$7,827
Leasehold improvements	2,169	2,169
Computer, equipment and software	5,854	5,204
Furniture and fixtures	935	935
Construction-in-progress	44	183
Total property and equipment, gross	17,293	16,318
Less: Accumulated depreciation and amortization	(10,999)	(9,370)
Total property and equipment, net	$6,294	$6,948

Depreciation and amortization expense related to the Company's property and equipment was $0.8 million for each three month period ended June 30, 2017 and 2016, and $1.6 million and $1.4 million for the six months ended June 30, 2017 and 2016, respectively.

7.	Business Combinations
On January 22, 2016, the Company completed its acquisition of all of the issued and outstanding shares of Inventus, to expand into the litigation discovery services market. The final purchase price for Inventus was approximately $232.0 million, net of working capital adjustments, which the Company paid in January 2016. The following table summarizes the cash paid and the estimated fair values of the assets and the liabilities assumed (in thousands) and the estimated useful lives of the acquired identifiable intangible assets:

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

The intangible assets acquired are amortized on a straight-line basis which reflects the pattern in which the economic benefits of the intangible assets are expected to be utilized. The goodwill recorded is primarily attributable to the Company's opportunity to expand into the litigation discovery services market and is not deductible for tax purposes. For the six months ended June 30, 2016, the Company recorded acquisition-related costs of $1.2 million which were expensed as incurred and included in selling, general and administrative expenses in the Company's condensed consolidated statements of operations. The Company has included the following financial results of Inventus in its condensed consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Discovery Services
Revenue	$18,819	$19,258	$36,845	$29,836
Cost of revenue	10,187	9,920	20,045	14,954
Selling, general and administrative expenses	6,482	6,301	13,169	11,262
Operating income	$2,150	$3,037	$3,631	$3,620

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Revenue	$83,109	$165,784
Net income	$4,150	8,976
Basic net income per share	$0.08	0.17
Diluted net income per share	$0.08	0.17

8.	Goodwill
The changes in the carrying amounts of goodwill by operating segment were as follows (in thousands):

	Patent Risk Management	Discovery Services	Total
Balance as of December 31, 2016	$19,978	$131,344	$151,322
Foreign currency translation adjustments	—	5,015	5,015
Balance as of June 30, 2017	$19,978	$136,359	$156,337

The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. As of June 30, 2017, no impairment of goodwill had been identified.

9.	Intangible Assets, Net
Intangible assets, net, consisted of the following (in thousands):

	June 30, 2017				December 31, 2016
	Weighted-average Life (years)	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Covenant not to compete	3.0	$—	$—	$—	$1,900	$(1,604)	$296
Proprietary data and models	3.7	2,100	(2,100)	—	2,100	(2,006)	94
Customer relationships	9.3	56,860	(9,599)	47,261	55,719	(6,323)	49,396
Trademarks	4.9	4,893	(2,698)	2,195	4,879	(2,439)	2,440
Developed technology	3.0	6,048	(2,986)	3,062	5,802	(1,978)	3,824
		$69,901	$(17,383)	$52,518	$70,400	$(14,350)	$56,050

As of June 30, 2017, the Company expects amortization expense in future periods to be as follows (in thousands):

2017 (remainder)	$4,206
2018	8,412
2019	6,552
2020	6,435
2021	6,435
Thereafter	20,478
Total estimated future amortization expense	$52,518

Amortization expense related to the Company's intangible assets was $2.3 million and $2.6 million for the three months ended June 30, 2017 and 2016, respectively, and $4.7 million and $4.8 million for the six months ended June 30, 2017 and 2016, respectively.

10.	Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued payroll-related expenses	$7,643	$11,516
Accrued expenses	6,262	5,282
Total accrued liabilities	$13,905	$16,798

11.	Debt
On February 26, 2016, the Company entered into a Credit Agreement (the "Credit Agreement") which provided for a $100 million five-year term facility (the "Term Facility") and a $50 million five-year revolving credit facility (the "Revolving Credit Facility"), which remains undrawn as of June 30, 2017. The Term Facility bears interest which is payable quarterly in arrears at the Company's option equal to either a base rate plus a margin ranging from 1.25% to 1.75% per annum or, at the Company's election, the one-, two-, three-, or six-month London interbank offered rate ("LIBOR") plus a margin ranging from 2.25% to 2.75% per annum, based upon the ratio of the Company's debt to consolidated EBITDA ratio. The outstanding balance on the Term Facility bore interest during the six months ended June 30, 2017 at an average interest rate of 3.4%, which approximates fair value. The Revolving Credit Facility bears a commitment fee on undrawn balances of 0.35% to 0.45% per annum, also based upon the Company's debt to consolidated adjusted EBITDA ratio, that is expensed as incurred. The Credit Agreement contains financial covenants requiring the Company to maintain certain leverage and fixed charge ratios. The Company is compliant with these covenants as of June 30, 2017. The Credit Agreement also includes limitations on the Company's debt incurrence, dividend payments, and disposal activities.

As of June 30, 2017, the Term Facility requires principal repayments in accordance with the following schedule (in thousands):

2017 (remainder)	$3,750
2018	9,375
2019	11,875
2020	18,125
2021	50,000
Long-term debt, gross	93,125
Unamortized debt issuance costs	(1,466)
Long-term debt, net	$91,659

Reported as:
Current portion of long-term debt	$7,724
Long-term debt, less current portion	83,935
Total	$91,659

12.	Commitments and Contingencies
Commitments
The Company generally does not enter into long-term minimum purchase commitments. Its principal long-term commitments consist of obligations under operating leases for office space. In June 2017, the Company executed an amendment to its operating lease for its corporate headquarters in San Francisco. In accordance with the amendment, effective August 2017, the Company will reduce its leased space by approximately 18,000 square feet of the approximately 67,000 square feet of total previously leased space, which will reduce the Company's future operating lease commitments by approximately $2.4 million over the remaining lease term. Other than this change to the Company's lease obligation for its corporate headquarters, there were no material changes to the Company’s contractual obligations or commitments during the six months ended June 30, 2017 as compared to those presented under the heading “Commitments and Contingencies” in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2017.

The following table summarizes rent expense related to non-cancelable operating leases (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rent expense	$1.6	$1.4	$3.2	$2.8
Sublease income	(0.3)	(0.2)	(0.6)	(0.4)
Rent expense, net of sublease income	$1.3	$1.2	$2.6	$2.4

Litigation
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or contingencies was recorded as of June 30, 2017 or December 31, 2016.

In April 2016, Sourceprose Corporation filed a complaint in the U.S. District Court for the Western District of Texas against the Company alleging breach of an agreement with the plaintiff to purchase certain patent assets and breach of a non-disclosure agreement with plaintiff.  In July 2016, the Court transferred the litigation to the U.S. District Court for the Northern District of California. In November 2016, the Company moved to dismiss the claims of breach of an assignment of patents. In January 2017, the U.S. District Court for the Northern District of California dismissed the claims of breach of a patent assignment without prejudice, and allowed the plaintiff to file an amended complaint. The plaintiff filed an amended complaint in February 2017, alleging breach of a non-disclosure agreement, breach of an agreement to assign patents and a breach of a settlement agreement. In March 2017, the Company moved to dismiss all of the plaintiff’s claims, and the court granted-in-part and denied-in-part the motion, allowing the plaintiff leave to amend the complaint. The plaintiff filed a third amended complaint in May 2017, again alleging breach of an agreement with the plaintiff to purchase certain patent assets and breach of a non-disclosure agreement. RPX answered the third amended complaint in June 2017, and the case is proceeding to the discovery phase. The plaintiff seeks monetary damages and specific enforcement of the alleged purchase agreement. The Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can we estimate the potential loss or range of the potential loss that may result from this litigation. The Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can we estimate the potential loss or range of the potential loss that may result from this litigation.

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

Guarantees and Indemnifications
The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. No liability was recorded for these agreements as of June 30, 2017 or December 31, 2016. The Company has no reason to believe that there is any material liability related to such indemnification provisions. The Company does not indemnify its clients for patent infringement.

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

Reserves for Known and Incurred but not Reported Claims
The Company offers patent litigation insurance that covers certain costs associated with patent infringement lawsuits, and it assumes a portion of the underwriting risk on these insurance policies that it issues on behalf of a Lloyd's of London underwriting syndicate. As of June 30, 2017 and December 31, 2016, the Company recorded a reserve of $1.4 million and $0.9 million, respectively, for known and incurred but not reported claims that represent estimated claim costs and related expenses for the policies underwritten and its portion of the underwriting risk on policies that the Company issued on behalf of the Lloyd's of London underwriting syndicate. The Company regularly reviews loss reserves using a variety of actuarial techniques and updates them as its loss experience develops.

13.	Stockholders’ Equity
Equity Plans
A summary of the Company’s activity under its equity-settled award plans and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2016	3,586	1,768	$11.63
Shares authorized(1)	1,000	—	—
Options exercised	—	(673)	8.76
Options forfeited/canceled	76	(76)	16.43
Restricted stock units granted	(1,888)	—	—
Restricted stock units forfeited	868	—	—
Restricted stock units withheld related to net-share settlement of restricted stock units	262	—	—
Balance - June 30, 2017	3,904	1,019	13.17	3.8	$2,751
Vested and exercisable - June 30, 2017		1,019	13.17	3.8	2,751
(1) In the first quarter of 2017, the Company reserved an additional 1.0 million shares of its common stock for future issuance under the 2011 Plan.

The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2017 and 2016 was $2.0 million and $0.2 million, respectively, and $2.7 million and $0.4 million for stock options exercised during the six months ended June 30, 2017 and 2016, respectively. The total grant date fair value of stock options vested during the three months ended June 30, 2017 and 2016 was nil and $0.5 million, respectively, and nil and $1.1 million for stock options vested during the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, all options issued and outstanding are fully vested.

Restricted Stock Units
The summary of RSU activity, which includes performance-based restricted stock units (“PBRSUs”), is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested units - December 31, 2016	3,424	$11.53
Granted	1,888	11.78
Vested	(747)	12.01
Forfeited	(868)	9.9
Non-vested units - June 30, 2017	3,697	11.90	$51,571

The total grant date fair value of RSUs vested during the three months ended June 30, 2017 and 2016 was $5.1 million and $3.4 million, respectively, and $9.5 million and $6.2 million during the six months ended June 30, 2017 and 2016, respectively.

In October 2013, the Board of Directors approved net-share settlement for tax withholdings on RSU vesting. During the six months ended June 30, 2017, the Company withheld issuing 262,369 shares of its common stock based on the value of the RSUs on their vesting dates as determined by the Company’s closing common stock price. Total payments to taxing authorities for employees’ minimum tax obligations were $3.3 million for the six months ended June 30, 2017, and were recorded as a reduction to additional paid-in capital and reflected as a financing activity within the condensed consolidated statements of cash flows. The net-share settlements reduced the number of shares that would have otherwise been issued on the vesting date and increased the number of shares reserved for future issuance under the 2011 Plan.

Stock-Based Compensation Related to Employees and Directors
The fair value of RSUs granted to employees and directors is measured by reference to the fair value of the underlying shares on the date of grant.

PBRSUs granted during the six months ended June 30, 2017 and 2016 contain service, performance, and/or market conditions that affect the quantity of awards that will vest. During the six months ended June 30, 2017 and 2016, the Company granted 102,790 and 96,282 PBRSUs, respectively. The Company estimates the grant date fair value of PBRSUs which include market conditions using the Monte Carlo simulation model. The weighted-average assumptions used to estimate the fair value of PBRSUs with market conditions and the resulting fair values are as follows:

	Three and Six Months Ended June 30,
	2017	2016
Dividend yield	—%	—%
Risk-free rate	1.03%	1.08%
Expected volatility	32%	38%
Expected term - in years	1	4
Grant date fair value	$11.95	$6.28

Stock-based compensation expense related to stock options granted to employees and directors was nil and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and nil and $0.8 million for the six months ended June 30, 2017 and 2016, respectively. Stock-based compensation expense related to PBRSUs and RSUs granted to employees and directors was $4.3 million and $4.5 million for the three months ended June 30, 2017 and 2016, respectively, and $7.0 million and $9.0 million for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, there was $39.1 million of unrecognized compensation cost related to RSUs, including PBRSUs, which is expected to be recognized over a weighted-average period of 2.8 years. Future grants of equity awards will increase the amount of stock-based compensation expense to be recorded.

Stock Repurchase Program
On February 10, 2015, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company is authorized to repurchase up to $75.0 million of its outstanding common stock with no expiration date from the date of authorization. In March 2016 and May 2016, the Company increased its share repurchase program by $25.0 million and $50.0 million, respectively, for a total amount authorized of $150.0 million. As of June 30, 2017, the Company repurchased $91.1 million of the outstanding common stock. Under the program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The share repurchase program does not have an expiration date and may be suspended, terminated, or modified at any time for any reason. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. The Company repurchased shares of its common stock in the open market, which were retired upon repurchase. The purchase price for the repurchased shares is reflected as a reduction to common stock and retained earnings in the Company's condensed consolidated balance sheet. Share repurchase activity during the period presented was as follows (in thousands, except per share data):

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased
Cumulative repurchase activity as of December 31, 2016	7,917	$10.90	$86,276
Repurchase activity during the period	429	11.15	4,783
Cumulative repurchase activity as of June 30, 2017	8,346	$10.91	$91,059

14.	Income Taxes
The Company uses an estimated annual effective tax rate based upon a projection of its annual fiscal year results to measure the income tax benefit or expense recognized in each interim period. The Company’s effective tax rate, including the impact of discrete items, was 36% and 37% for the three months ended June 30, 2017 and 2016, respectively, and 37% and 38% for the six months ended June 30, 2017 and 2016, respectively.

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
During each of the three and six month periods ended June 30, 2017 and 2016, four members of the Company’s Board of Directors also served on the boards of directors of RPX clients.

The Company recognized the following from these clients (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$2.8	$2.5	$5.8	$4.8
Selling, general and administrative expenses	$0.2	$0.1	$0.3	$0.2

As of June 30, 2017 and December 31, 2016, there were $0.3 million and $1.3 million receivables, respectively, due from these clients.

16.	Segment Reporting
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

Summarized financial information by segment utilized by the Company's chief operating decision maker is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Patent Risk Management
Revenue	$61,615	$63,851	$126,101	$133,008
Cost of revenue	40,955	39,150	82,395	81,782
Selling, general and administrative expenses	16,642	19,603	31,076	41,537
Operating income	4,018	5,098	12,630	9,689
Stock-based compensation, including related taxes	4,092	4,835	6,533	9,769
Depreciation and amortization	40,485	38,519	80,994	81,176
Adjusted EBITDA	$48,595	$48,452	$100,157	$100,634

Discovery Services
Revenue	$18,819	$19,258	$36,845	$29,836
Cost of revenue	10,187	9,920	20,045	14,954
Selling, general and administrative expenses	6,482	6,301	13,169	11,262
Operating income	2,150	3,037	3,631	3,620
Stock-based compensation, including related taxes	387	141	821	229
Depreciation and amortization	2,441	2,511	4,861	4,409
Adjusted EBITDA	$4,978	$5,689	$9,313	$8,258

Consolidated
Revenue	$80,434	$83,109	$162,946	$162,844
Cost of revenue	51,142	49,070	102,440	96,736
Selling, general and administrative expenses	23,124	25,904	44,245	52,799
Operating income	$6,168	$8,135	$16,261	$13,309

The following table reconciles the Company's subtotal segment adjusted EBITDA to consolidated net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Subtotal segment adjusted EBITDA	$53,573	$54,141	$109,470	$108,892
Depreciation and amortization	(42,926)	(41,030)	(85,855)	(85,585)
Stock-based compensation, including related taxes	(4,479)	(4,976)	(7,354)	(9,998)
Interest and other income (expense), net	427	(1,549)	(106)	256
Provision for income taxes	(2,403)	(2,436)	(5,970)	(5,178)
Net income	$4,192	$4,150	$10,185	$8,387

The following table summarizes the Company's total assets by segment (in thousands):

	June 30, 2017	December 31, 2016
Patent risk management	$491,364	$501,540
Discovery services (1)	242,272	233,749
Total assets	$733,636	$735,289
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
United States	$48,425	60%	$47,127	57%	$96,666	59%	$94,652	58%
Japan	8,226	10	8,908	11	17,640	11	17,913	11
Rest of world	23,783	30	27,074	32	48,640	30	50,279	31
Total revenue	$80,434	100%	$83,109	100%	$162,946	100%	$162,844	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Insuring against the costs of patent infringement litigation is a natural extension of our patent risk management membership. Our patent infringement litigation expense insurance is a liability insurance policy that covers certain costs associated with patent infringement lawsuits. We assume some portion of the underwriting risk on the insurance policies that we issue on behalf of a Lloyd's of London underwriting syndicate. To date, the effect of the insurance policies that we have issued or assumed through our reinsurance business has not been material to our results of operations or financial condition.

In our defensive patent acquisition activities, we acquire patents, licenses to patents, patent rights and agreements for covenants not to sue, which we collectively refer to as “patent assets.” We measure patent asset acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital. From our inception through June 30, 2017, we have reviewed over 8,900 patent asset portfolios, completed 413 acquisitions of patent asset portfolios with gross and net patent acquisition spend of $2.3 billion and $989.0 million, respectively. During the six months ended June 30, 2017, we completed 28 acquisitions of patent assets and our gross and net patent acquisition spend totaled $73.3 million and $41.6 million, respectively.

During the six months ended June 30, 2017 and 2016, revenue from our patent risk management services was $126.1 million and $133.0 million, respectively. As of June 30, 2017, our patent risk management segment had more than 320 clients, consisting of our patent risk management network members and insurance clients. We provide patent risk management services to more than 400 companies, including those insured under policies sold to venture funds and industry trade associations.

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

Our more than 1,000 discovery services clients in approximately a dozen countries benefit from our discovery services, which include data hosting and backup, data processing and collection, project management, document review, and traditional document production. All of these services are designed to streamline the administration of litigation, investigations, and regulatory compliance. During the six months ended June 30, 2017 and 2016, revenue from our discovery services was $36.8 million and $29.8 million, respectively. Certain of our discovery services operations are denominated in currencies other than the U.S. dollar, primarily the British pound sterling and the Euro, and therefore these operations are exposed to foreign exchange rate fluctuations.
Key Components of Results of Operations
Revenue
Subscription revenue includes membership subscriptions to our patent risk management services, premiums earned, net of ceding commissions, from insurance policies, and management fees related to our insurance business. Historically, the majority of our revenue has consisted of fees paid by our clients under subscription agreements. Subscription revenue will be positively or negatively impacted by the financial performance of our patent risk management clients since their subscription fees typically reset annually based upon their most recently reported annual financial results. In August 2012, we launched our insurance product and started to recognize insurance premium revenue from the insurance policies that we underwrite. As the primary insurer, we had been recognizing the full insurance premium as revenue. In May 2014, we began to assume a portion of the underwriting risk on insurance policies that we issue on behalf of a Lloyd's of London underwriting syndicate, and as a result we recognize only the portion of the underwriting risk that we assume. In addition, we receive management fees for marketing, underwriting, and claims management services. Although we expect this revenue to increase as we sell more insurance policies in the future, to date, insurance premium revenue has not been material to our results of operations.

We recognize revenue from the sale of licenses and advisory fee income in connection with syndicated acquisitions through our patent risk management services, which we collectively refer to as fee-related revenue. In the future, we may receive other revenue and fee income from newly-introduced products and services. Our fee-related revenue may fluctuate significantly from period to period.

Discovery revenue represents fees generated from services rendered in connection with our discovery services. These services are typically comprised of document collection and processing, document review, document production, and project management, and are generally billed in arrears based on the number of users, amount of data processed and stored, or number of consulting hours. Our discovery revenue may fluctuate significantly based on the project-oriented nature of the discovery services we provide.

We do not believe that our rate of growth since inception is representative of anticipated future revenue growth and we may experience a year-over-year decline in revenue in future periods.

Cost of Revenue
Cost of revenue from our patent risk management services primarily consists of amortization expenses related to acquired patent assets. Acquired patent assets are capitalized and amortized ratably over their estimated useful lives, which typically relates to the anticipated cash flows from clients and prospects that will benefit from the transaction. Also included in the cost of revenue from our patent risk management service are expenses incurred to maintain our patents, prosecute our patent applications, conduct inter partes reviews and prior art searches, and amortization expense for acquired intangible assets and internally developed software. With the launch of our insurance offering in August 2012, cost of revenue from our patent risk management services began to include premiums ceded to reinsurers, loss reserves, and the costs of insurance claims paid to our insurance clients. We began to issue new policies under a reinsurance model in May 2014 and under this model we do not cede premiums.

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
Cost of revenue from our discovery services primarily consists of compensation costs for employees and third-party contractors who deliver services to our clients, costs incurred to maintain, secure, and store hosted data, license fees for the software we utilize in our discovery services process, and amortization of our identifiable intangible assets for technology used to provide our discovery services to our clients. Our cost of revenue related to hosting and processing data and software license fees is primarily fixed but can fluctuate based on levels of data hosted and number of users our clients choose to have access to the software. Our cost of revenue related to document review services is primarily variable and may fluctuate significantly based on the review services provided to our clients.

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

Interest and Other Income (Expense), Net
Interest and other income (expense), net consists primarily of interest income earned on our cash, cash equivalents, and short-term investments, interest expense incurred on our term debt, gains or losses due to foreign currency fluctuations, as well as changes in fair value and gains on extinguishment of our deferred payment obligations. Our interest and other income (expense), net may fluctuate significantly as our long-term debt bears interest in line with the London interbank offered rate and our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, Japanese yen, and Euro relative to the U.S. dollar.

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

There have been no material changes to our significant accounting policies during the six months ended June 30, 2017, as compared to the significant accounting policies presented under the heading “Basis of Presentation and Significant Accounting

Policies” in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on February 28, 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Patent risk management	$61,615	$63,851	$126,101	$133,008
Discovery services	18,819	19,258	36,845	29,836
Total revenue	80,434	83,109	162,946	162,844
Cost of revenue
Patent risk management	40,955	39,150	82,395	81,782
Discovery services	10,187	9,920	20,045	14,954
Total cost of revenue	51,142	49,070	102,440	96,736
Selling, general and administrative expenses
Patent risk management	16,642	19,603	31,076	41,537
Discovery services	6,482	6,301	13,169	11,262
Total selling, general and administrative expenses	23,124	25,904	44,245	52,799
Operating income
Patent risk management	4,018	5,098	12,630	9,689
Discovery services	2,150	3,037	3,631	3,620
Total operating income	6,168	8,135	16,261	13,309
Interest and other income (expense), net	427	(1,549)	(106)	256
Income before provision for income taxes	6,595	6,586	16,155	13,565
Provision for income taxes	2,403	2,436	5,970	5,178
Net income	$4,192	$4,150	$10,185	$8,387

The following table sets forth our condensed consolidated statement of operations data as a percentage of total revenue for each of the periods indicated, including segment information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Patent risk management	77%	77%	77%	82%
Discovery services	23	23	23	18
Total revenue	100	100	100	100
Cost of revenue
Patent risk management	51	47	51	50
Discovery services	13	12	12	9
Total cost of revenue	64	59	63	59
Selling, general and administrative expenses
Patent risk management	21	24	19	26
Discovery services	8	8	8	7
Total selling, general and administrative expenses	29	32	27	33
Operating income			(27)	(33)
Patent risk management	5	6	7	6
Discovery services	2	3	3	2
Total operating income	7	9	10	8
Interest and other income (expense), net	1	(2)	—	—
Income before provision for income taxes	8	7	10	8
Provision for income taxes	3	3	4	3
Net income	5%	4%	6%	5%
Three Months Ended June 30, 2017 and 2016
Revenue
The following table sets forth our total revenue for each of the periods indicated, including revenue by segment (in thousands):

	Three Months Ended June 30,
	2017	2016
Revenue
Subscription revenue	$61,583	$63,219
Fee-related revenue	32	632
Total patent risk management revenue	61,615	63,851
Discovery services	18,819	19,258
Total revenue	$80,434	$83,109

Our revenue for the three months ended June 30, 2017 was $80.4 million compared to $83.1 million during the same period a year prior, a decrease of $2.7 million, or 3%. Subscription revenue, which includes membership subscriptions to our patent risk management services, premiums earned from insurance policies, and management fees, for the three months ended June 30, 2017 was $61.6 million compared to $63.2 million for the three months ended June 30, 2016. The decrease in subscription revenue was primarily attributable to a decrease of $2.0 million from clients who joined our network prior to June 30, 2016 and, in certain cases, may no longer be a part of our network as of June 30, 2017, partially offset by an increase in membership fees and insurance premiums of $0.4 million from new clients who joined our network subsequent to June 30, 2016. As of June 30, 2017, we provided patent risk management services to more than 400 companies, including those insured under policies sold to venture funds and industry trade associations as of June 30, 2017, as compared to approximately 317 as of June 30, 2016.

Revenue for the three months ended June 30, 2017 and 2016 included fee-related revenue of nil and $0.6 million, respectively, generated from our patent risk management business.

Discovery revenue, which includes fees generated from data collection, hosting and processing, project management, and document review services, for the three months ended June 30, 2017 was $18.8 million compared to $19.3 million in the same period a year prior. The decrease is primarily attributable to a decrease in fees generated from hosting and processing services during the three months ended June 30, 2017 as compared to the prior year period.

Cost of Revenue
Our cost of revenue for the three months ended June 30, 2017 was $51.1 million compared to $49.1 million during the same period a year prior, an increase of $2.0 million, or 4%. Cost of revenue from our patent risk management services for the three months ended June 30, 2017 was $41.0 million compared to $39.2 million for the three months ended June 30, 2016. The increase in our cost of revenue from our patent risk management services is primarily attributable to an increase in patent amortization expense of $2.1 million which was partially offset by a $0.3 million decrease in costs incurred to maintain and prosecute our patents and patent applications included in our portfolio and conduct inter partes reviews.

Cost of revenue from our discovery services for the three months ended June 30, 2017 was $10.2 million compared to $9.9 million for the three months ended June 30, 2016. The increase in our cost of revenue from our discovery services is primarily attributable to an increase in the cost of revenue related to software licenses during the three months ended June 30, 2017 as compared to the prior year period.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended June 30, 2017 were $23.1 million compared to $25.9 million during the same period a year prior, a decrease of $2.8 million, or 11%. Selling, general and administrative expense from our patent risk management services for the three months ended June 30, 2017 was $16.6 million compared to $19.6 million for the three months ended June 30, 2016. This decrease is primarily attributable to a $2.5 million decrease in personnel-related costs, including stock-based compensation, due to a decrease in headcount as well as executive management changes during the three months ended March 31, 2017. This decrease was also due to a $0.5 million decrease in professional services during the three months ended June 30, 2017 as compared to the prior year period.

Selling, general and administrative expenses from our discovery services for the three months ended June 30, 2017 were $6.5 million compared to $6.3 million for the three months ended June 30, 2016. The increase in selling, general and administrative expense from our discovery services is primarily attributable to increases in personnel-related costs, including stock-based compensation, due to increases in headcount.

Interest and Other Income (Expense), Net
Our interest and other income, net for the three months ended June 30, 2017 was $0.4 million compared to interest and other expense, net of $1.5 million during the same period a year prior, an increase of $1.9 million. The increase was primarily due to $2.1 million of realized and unrealized foreign currency gains, a $0.1 million increase in interest income generated on our short-term investments, and a $0.2 million decrease in realized losses on exchange of our short-term investments. These were all partially offset by a decrease of $0.5 million of gains related to the extinguishment of our deferred payment obligations.

Provision for Income Taxes
Our provision for income taxes was $2.4 million for each of the three months ended June 30, 2017 and 2016. Our effective tax rate, including the impact of discrete items, was 36% and 37% for the three months ended June 30, 2017 and 2016, respectively.
Six Months Ended June 30, 2017 and 2016
Revenue
The following table sets forth our total revenue for each of the periods indicated, including revenue by segment (in thousands):

	Six Months Ended June 30,
	2017	2016
Revenue
Subscription revenue	$124,950	$130,331
Fee-related revenue	1,151	2,677
Total patent risk management revenue	126,101	133,008
Discovery services	36,845	29,836
Total revenue	$162,946	$162,844

Our revenue for the six months ended June 30, 2017 was $162.9 million compared to $162.8 million during the same period a year prior, an increase of $0.1 million. Subscription revenue, which includes membership subscriptions to our patent risk management services, premiums earned from insurance policies, and management fees, for the six months ended June 30, 2017 was $125.0 million compared to $130.3 million for the six months ended June 30, 2016. The decrease in subscription revenue was primarily attributable to a decrease of $10.3 million from clients who joined our network prior to June 30, 2016 and, in certain cases, may no longer be a part of our network as of June 30, 2017, partially offset by an increase in membership fees and insurance premiums of $5.0 million from new clients who joined our network subsequent to June 30, 2016. As of June 30, 2017, we provided patent risk management services to more than 400 companies, including those insured under policies sold to venture funds and industry trade associations as of June 30, 2017, as compared to approximately 317 as of June 30, 2016.

Revenue for the six months ended June 30, 2017 and 2016 included fee-related revenue of $1.2 million and $2.7 million, respectively, generated from our patent risk management business.

Discovery revenue, which includes fees generated from data collection, hosting and processing, project management, and document review services, for the six months ended June 30, 2017 was $36.8 million compared to $29.8 million in the same period a year prior. The increase is primarily attributable to an increase of $4.7 million in fees generated from document review services during the six months ended June 30, 2017 as compared to the prior year period. The increase is also attributable to fees generated from discovery services for the full period during the six months ended June 30, 2017, compared to a partial period during the six months ended June 30, 2016, as we started offering our discovery services through our acquisition of Inventus on January 22, 2016.

Cost of Revenue
Our cost of revenue for the six months ended June 30, 2017 was $102.4 million compared to $96.7 million during the same period a year prior, an increase of $5.7 million, or 6%. Cost of revenue from our patent risk management services for the six months ended June 30, 2017 was $82.4 million compared to $81.8 million for the six months ended June 30, 2016. The increase in our cost of revenue from our patent risk management services is primarily attributable to a $0.6 million increases in cost of revenues related to our patent infringement litigation insurance.

Cost of revenue from our discovery services for the six months ended June 30, 2017 was $20.0 million compared to $15.0 million for the six months ended June 30, 2016. The increase in our cost of revenue from our discovery services is primarily attributable to an increase in the cost of revenue related to software licenses as well as an increase in third-party contractor and personnel-related costs, including stock-based compensation, during the six months ended June 30, 2017 as compared to the prior year period. This increase is also attributable to offering discovery services for a full period during the six months ended June 30, 2017, compared to a partial period during the six months ended June 30, 2016, as we started offering our discovery services through our acquisition of Inventus on January 22, 2016.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the six months ended June 30, 2017 were $44.2 million compared to $52.8 million during the same period a year prior, a decrease of $8.6 million, or 16%. Selling, general and administrative expenses generated from our patent risk management services for the six months ended June 30, 2017 were $31.1 million compared to $41.5 million for the six months ended June 30, 2016. This decrease is primarily attributable to a $6.8 million decrease in personnel-related costs, including stock-based compensation, due to a decrease in headcount compared to the prior year period as well as executive management changes during the three months ended March 31, 2017. This decrease was also due to a $2.0 million decrease in professional services, a $0.6 million decrease in our corporate legal expenses, a $0.6 million decrease in our bad debt expense, and a $0.3 million decrease in our amortization expense related to intangible assets (other than patents) during the six months ended June 30, 2017 as compared to the prior year period.

Selling, general and administrative expenses from our discovery services for the six months ended June 30, 2017 were $13.2 million compared to $11.3 million for the six months ended June 30, 2016. The increase in the selling, general and administrative expenses from our discovery services is primarily attributable to our offering of discovery services for a full period during the six months ended June 30, 2017, compared to a partial period during the six months ended June 30, 2016, as we started offering our discovery services through our acquisition of Inventus on January 22, 2016. The increase was also due to increases in personnel-related costs, including stock-based compensation, due to increases in headcount.

Interest and Other Income (Expense), Net
Our interest and other expense, net for the six months ended June 30, 2017 was $0.1 million compared to interest and other income, net of $0.3 million during the same period a year prior, a decrease of $0.4 million. The decrease was primarily due to a decrease of $1.9 million in fair value adjustments on our deferred payment obligations, a $0.6 million increase in interest expense incurred on our term debt, and a decrease of $0.5 million on gains related to the extinguishment of our deferred payment obligations. These were all partially offset by $2.2 million of realized and unrealized foreign currency gains, a $0.2 million decrease in realized losses on exchange of our short-term investments, and a $0.2 million increase in interest income generated from our short-term investments.

Provision for Income Taxes
Our provision for income taxes was $6.0 million and $5.2 million for the six months ended June 30, 2017 and 2016. Our effective tax rate, including the impact of discrete items, was 37% and 38% for the six months ended June 30, 2017 and 2016, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$4,192	$4,150	$10,185	$8,387
Provision for income taxes	2,403	2,436	5,970	5,178
Interest and other (income) expense, net	(427)	1,549	106	(256)
Stock-based compensation, including related taxes	4,479	4,976	7,354	9,998
Depreciation and amortization	42,926	41,030	85,855	85,585
Non-GAAP adjusted EBITDA	53,573	54,141	109,470	108,892
Net patent spend	(10,455)	(20,885)	(41,585)	(37,134)
Non-GAAP adjusted EBITDA less net patent spend	$43,118	$33,256	$67,885	$71,758
Liquidity and Capital Resources
We have financed substantially all of our operations and patent asset acquisitions through subscription and other fees collected from our clients, patent-seller financing, the sale of equity securities, and from borrowing through term loan facilities. As of June 30, 2017, we had $189.3 million of cash and cash equivalents and $55.3 million in short-term investments. In January 2016, we paid aggregate consideration of $232.0 million in cash, net of working capital adjustments, at the closing of the Inventus transaction. On February 26, 2016, we entered into a credit agreement for a $100 million five-year term facility and a $50 million five-year revolving credit facility, which contains financial covenants requiring us to maintain certain leverage and fixed charge ratios which may impact our spending patterns and limits in the future. As of June 30, 2017, the total balance outstanding on the term facility was $93.1 million, and the revolving credit facility remains undrawn. Our debt facilities and repayment schedule are described in more detail in Note 11, "Debt," in Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$102,898	$89,231
Net cash used in investing activities	(8,501)	(109,693)
Net cash provided by (used in) financing activities	(5,514)	55,671
Foreign-currency effect on cash and cash equivalents	276	(152)
Net increase in cash and cash equivalents	$89,159	$35,057

Cash Flows from Operating Activities
Cash provided by operating activities for the six months ended June 30, 2017 was $102.9 million, consisting of adjustments for non-cash items of $97.1 million, changes in working capital and non-current assets and liabilities of $4.4 million and net income of $10.2 million. Non-cash adjustments to net income primarily consisted of $85.9 million of depreciation and amortization, $7.1 million of stock-based compensation, $4.3 million net change in our deferred taxes, and a $0.9 million of amortization of premium on investments, partially offset by an unrealized gain of $1.0 million due to foreign currency fluctuations. The change in working capital and non-current assets and liabilities resulted primarily from a $15.8 million decrease in deferred revenue, an increase in our prepaid expenses and other assets of $11.3 million, a $3.0 million decrease in our accrued and other liabilities, and a $1.0 million decrease in accounts payable, all partially offset by a $26.8 million decrease in accounts receivable due to the receipt of payment from a significant patent risk management customer.

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

Cash Flows from Investing Activities
Cash used in investing activities for the six months ended June 30, 2017 was $8.5 million, of which $41.9 million was used to acquire patent assets, $0.7 million was used to acquire property and equipment, and a $0.6 million increase in our restricted cash balances. These were partially offset by $34.7 million net maturities of short-term investments.

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

Cash Flows from Financing Activities
Cash used in financing activities for the six months ended June 30, 2017 was $5.5 million, of which $4.8 million was used to repurchase our common stock under our share repurchase program, $3.3 million used in taxes paid related to net-share settlements of restricted stock units, payments of principal on our long-term debt of $3.1 million, partially offset by $5.9 million in proceeds from stock option exercises.

Cash provided by financing activities for the six months ended June 30, 2016 was $55.7 million, of which $100.0 million represented proceeds from the issuance of long-term debt which was partially offset by $39.1 million used to repurchase our common stock under our share repurchase program, $2.0 million for payments of issuance costs related to our long-term debt, $2.0 million used in taxes paid related to net-share settlements of restricted stock units and payments of principal on our long-term debt of $1.3 million.
Contractual Obligations and Commitments
Commitments
We generally do not enter into long-term minimum purchase commitments. Our principal long-term commitments consist of obligations under operating leases for office space. In June 2017, we executed an amendment to our operating lease for our corporate headquarters in San Francisco. In accordance with the amendment, effective August 2017, we will reduce our leased space by approximately 18,000 square feet of the approximately 67,000 square feet of total previously leased space, which will reduce our future operating lease commitments by approximately $2.4 million over the remaining lease term. Other than this change to our lease obligation at our corporate headquarters, there were no material changes to our contractual obligations or commitments during the six months ended June 30, 2017 as compared to our contractual obligations and commitments presented under the heading “Contractual Obligations and Commitments” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the heading “Commitments and Contingencies” in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on February 28, 2017.

Debt
On February 26, 2016, we entered into the Credit Agreement which provided for the Term Facility and the Revolving Credit Facility. As of June 30, 2017, the total balance outstanding on the Term Facility is $93.1 million, and the Revolving Credit Facility remains undrawn. Our debt facilities and repayment schedule are described in more detail in Note 11, "Debt," in Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities
In February 2015, our Board of Directors authorized the repurchase of up to $75.0 million of our outstanding shares of common stock. In March and May 2016, we increased our share repurchase program by $25.0 million and $50.0 million, respectively, for a total amount authorized of $150.0 million. As part of the share repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined in our discretion and will depend on factors such as cash generation from operations, other cash requirements, economic and market conditions, stock price and legal and regulatory requirements. The share repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. As of June 30, 2017, we had repurchased an aggregate of 8.3 million shares of common stock in the open market for $91.1 million under the share repurchase program.
Off Balance Sheet Arrangements
At June 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

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

As of June 30, 2017, we had an outstanding term facility with a five-year maturity with an aggregate carrying amount of $93.1 million, which bears interest which is payable quarterly in arrears at our option equal to either a base rate plus a margin ranging from 1.25% to 1.75% per annum or, at our election, the one-, two-, three-, or six-month LIBOR plus a margin ranging from 2.25% to 2.75% per annum, based upon the ratio of our debt to consolidated adjusted EBITDA ratio. A hypothetical 100 BPS increase or decrease in LIBOR would increase or decrease the interest expense on our term facility by approximately $0.5 million for the six months ended June 30, 2017.

We had cash, cash equivalents and short-term investments of $244.5 million as of June 30, 2017. Our cash balances deposited in U.S. banks are non-interest bearing and insured up to the Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents consist primarily of commercial paper, institutional money market funds, and municipal bonds denominated primarily in U.S. dollars. Interest rate fluctuations affect the returns on our invested funds.

As of June 30, 2017, our short-term investments of $55.3 million were primarily invested in municipal and corporate bonds maturing between 90 days and 12 months, U.S. government and agency securities, and commercial paper. As of June 30, 2017, our investments were primarily classified as available-for-sale and, consequently, were recorded at fair value in the condensed consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in the fair value of an asset below its carrying value is other-than-temporary. As of June 30, 2017, we had not recorded any impairment charges related to our investments in the condensed consolidated statement of operations.

A hypothetical change in interest rates of 10% during the six months ended June 30, 2017 would not have had a material impact on the fair value of our investments.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30,

2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 which were identified in connection with management's evaluation required by Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Due to our limited operating history, our evolving business model and the unpredictability of our emerging industry, certain of our operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Many of the factors that cause these fluctuations are outside of our control. The amount we spend to acquire patent assets, the characteristics of the assets acquired and the timing of those acquisitions may result in significant quarterly fluctuations in our capital expenditures and our financial results, and the amount and timing of our membership sales may result in significant fluctuations in our cash flow on a quarterly basis. In addition, we do not believe that our rate of growth since inception is representative of anticipated future revenue growth and we may experience a year-over-year decline in revenue in future periods. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

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

The market for our patent risk management services is evolving, and if these services are not widely accepted or if demand for these services is not sustained, our operating results will be adversely affected.
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

If the market for our services is not sustained, or if competitors introduce new solutions that compete with our services, we may be unable to renew our memberships, sell insurance policies or attract new clients at favorable prices based on the same pricing model we have historically used. In the future, it is possible that competitive dynamics in our market may require us to change our pricing model, reduce our subscription fee rates, or consider adding new pricing programs or discounts, which would likely harm our operating results. If we introduce a higher rate card for our subscription business in the future, it may be more difficult for us to attract new clients. In order to attract new clients and retain existing clients, in certain cases we have previously offered, and may in the future offer, discounts or other contractual incentives to clients.

The success of our business depends on clients renewing their subscription agreements, and we do not have an adequate operating history to predict the rate of membership renewals. Any significant decline in our membership renewals could harm our operating results.
Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. As of June 30, 2017, the weighted-average term of our subscription agreements with our current clients since the inception of those agreements was 2.3 years. As our overall membership base grows, we expect our rate of client renewals to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements has decreased and may continue to decrease further. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

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
Our success depends largely upon the continued services of our executive officers and other key personnel. We do not have employment agreements with any of our executive officers or other key management personnel that require them to remain our employees. Therefore, they could terminate their employment with us at any time without penalty. Our previous chief executive officer resigned his employment with us in February 2017, and we announced earlier this year that our executive vice president was joining our board of directors and would be resigning her executive position later this year and that our previous chief financial officer would serve in another executive role effective May 15, 2017. We also recently announced that the CEO of Inventus has resigned. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees, including the recent loss of our previous chief executive officer and our other executive officers, could seriously harm our business.

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
We receive a significant amount of our revenue from a limited number of clients. For example, during the six months ended June 30, 2017, our 10 highest revenue-generating clients accounted for approximately 31% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients chooses not to remain a client, or if our fees from one of these clients decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

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

We acquired Inventus in January 2016, and may acquire or invest in other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and harm our operating results. We may also be unable to realize the expected benefits and synergies of any acquisitions.
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

In addition to competing for new clients, we also compete to acquire patent assets. Our primary competitors in the market for patent assets are varied and include other entities that seek to accumulate patent assets, including NPEs such as Acacia Research, PanOptis, and Dominion Harbor. Many of our current or potential competitors have longer operating histories and significantly greater financial resources than we have. In addition, many NPEs that compete with us to acquire patent assets have complicated corporate structures that include a large number of subsidiaries, so it is difficult for us to know who the ultimate parent entity is and how much capital the related entities have available to acquire patent assets. We also face competition for patent assets from operating companies, including operating companies that are current or prospective clients. Many of these operating companies have significantly greater financial resources than we have and can acquire patent assets at prices that we may not be able to pay.

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

If we are not perceived as a trusted patent risk manager, our ability to gain wide market acceptance will be harmed, and our operating results could be adversely affected.
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

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.
We test goodwill for impairment at least annually. If such goodwill is deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill is determined, which would negatively affect our results of operations.

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
On February 26, 2016, we entered into the Credit Agreement (defined above) which provided for the Term Facility and the Revolving Credit Facility. As of June 30, 2017, the total balance outstanding on the Term Facility was $93.1 million, and the Revolving Credit Facility remains undrawn.
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
In February 2015, our Board of Directors approved a share repurchase program of up to $75.0 million. In March 2016 and May 2016, our Board of Directors further increased the amount authorized to repurchase by $25.0 million and $50.0 million, respectively, to an aggregate authorized amount of $150.0 million. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, an assessment by management and our Board of Directors of cash availability and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program's effectiveness.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Stock repurchase activity during the three months ended June 30, 2017 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value that May Yet be Purchased Under the Programs (1)
April 30, 2017	12,914	$12.18	12,914	$59,075,904
May 31, 2017	4,745	13.60	4,745	59,011,390
June 30, 2017	5,210	13.60	5,210	58,940,528
	22,869		22,869
(1) On February 10, 2015, we announced that our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $75.0 million of our outstanding common stock with no expiration date from the date of authorization. In March 2016 and May 2016, we increased our share repurchase program by $25.0 million and $50.0 million, respectively, for a total amount authorized of $150.0 million. As of June 30, 2017, we had repurchased $91.1 million of our outstanding common stock. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Our share repurchase program does not obligate us to acquire any specific number of shares.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of RPX Corporation	S-1	333-171817	3.2	1/21/2011

3.2	Amended and Restated Bylaws of RPX Corporation	S-1/A	333-171817	3.4	4/18/2011

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

10.1*	RPX Corporation Compensation Program for Non-Employee Directors, as Amended May 23, 2017					X

10.2*	Employment Offer Letter by and between the Registrant and David Anderson, dated as of October 12, 2010					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
* Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPX CORPORATION
(Registrant)

Date:	August 3, 2017	By:	/s/ MARTIN E. ROBERTS
Martin E. Roberts
Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2017	By:	/s/ DAVID J. ANDERSON
David J. Anderson
Chief Financial Officer
(Principal Financial Officer)