Form 10-Q
period 2017-09-30
RPX Corp
filed 2017-11-02
CIK 1509432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————
FORM 10-Q
————————————————
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☒
There were 49,526,433 shares of the registrant’s common stock issued and outstanding as of October 27, 2017.

RPX Corporation
Form 10-Q Quarterly Report
For the quarter ended September 30, 2017
————————————————

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements (unaudited)

RPX Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$228,410	$100,111
Short-term investments	39,045	90,877
Restricted cash	513	500
Accounts receivable, net	41,027	64,395
Prepaid expenses and other current assets	10,248	4,524
Total current assets	319,243	260,407
Patent assets, net	148,507	212,999
Property and equipment, net	5,691	6,948
Intangible assets, net	51,067	56,050
Goodwill	159,434	151,322
Restricted cash, less current portion	965	965
Deferred tax assets	37,410	38,261
Other assets	9,537	8,337
Total assets	$731,854	$735,289
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,081	$3,197
Accrued liabilities	13,543	16,798
Deferred revenue	99,259	118,856
Current portion of long-term debt	8,349	6,474
Other current liabilities	1,244	1,484
Total current liabilities	125,476	146,809
Deferred revenue, less current portion	3,680	11,552
Deferred tax liabilities	3,819	4,023
Long-term debt, less current portion	81,535	88,110
Other liabilities	10,834	10,514
Total liabilities	225,344	261,008
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	374,213	360,462
Retained earnings	139,250	130,249
Accumulated other comprehensive loss	(6,958)	(16,435)
Total stockholders’ equity	506,510	474,281
Total liabilities and stockholders’ equity	$731,854	$735,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$85,702	$88,461	$248,648	$251,305
Cost of revenue	52,282	50,830	154,722	147,566
Selling, general and administrative expenses	22,517	23,615	66,762	76,414
Operating income	10,903	14,016	27,164	27,325
Interest and other income (expense), net:
Interest income	339	162	761	348
Interest expense	(981)	(922)	(2,838)	(2,155)
Other income (expense), net	730	(490)	2,059	813
Total interest and other income (expense), net	88	(1,250)	(18)	(994)
Income before provision for income taxes	10,991	12,766	27,146	26,331
Provision for income taxes	4,625	4,651	10,595	9,829
Net income	$6,366	$8,115	$16,551	$16,502

Net income per share:
Basic	$0.13	$0.16	$0.34	$0.32
Diluted	$0.13	$0.16	$0.33	$0.32
Weighted-average shares used in computing net income per share:
Basic	49,556	49,713	49,128	50,932
Diluted	50,317	50,247	49,887	51,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$6,366	$8,115	$16,551	$16,502
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	17	(129)	152	118
Foreign currency translation adjustments	3,607	(4,258)	9,325	(10,738)
Comprehensive income	$9,990	$3,728	$26,028	$5,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$16,551	$16,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,278	129,312
Stock-based compensation	10,875	14,097
Excess tax benefit from stock-based compensation	—	(90)
Amortization of premium on investments	1,139	1,564
Deferred income taxes	799	(5,975)
Unrealized foreign currency (gain) loss	(1,709)	2,006
Fair value adjustments on deferred payment obligation	—	(1,920)
Gain on extinguishment of deferred payment obligation	—	(463)
Realized loss on exchange of short-term investments	—	290
Other	157	902
Changes in assets and liabilities, net of business acquired:
Accounts receivable	24,787	(8,168)
Prepaid expenses and other assets	(6,630)	(11,177)
Accounts payable	(225)	(276)
Accrued and other liabilities	(3,239)	(3,742)
Deferred revenue	(27,470)	(13,063)
Net cash provided by operating activities	143,313	119,799
Investing activities
Purchases of investments	(32,811)	(62,955)
Maturities of investments	83,335	48,073
Sales of investments	—	145,925
Business acquisition, net of cash acquired	—	(228,453)
Decrease (increase) in restricted cash	(13)	427
Purchases of property and equipment	(1,079)	(3,004)
Acquisitions of patent assets	(54,492)	(71,021)
Net cash used in investing activities	(5,060)	(171,008)
Financing activities
Proceeds from issuance of term debt	—	100,000
Payment of debt issuance costs	—	(2,003)
Repayment of principal on term debt	(5,000)	(2,500)
Deferred acquisition payment	—	(1,320)
Proceeds from exercise of stock options	5,964	3,657
Taxes paid related to net-share settlements of restricted stock units	(4,526)	(3,135)
Excess tax benefit from stock-based compensation	—	90
Payments of capital leases	(278)	(352)
Repurchase of common stock	(6,629)	(50,752)
Net cash provided by (used in) financing activities	(10,469)	43,685
Foreign-currency effect on cash and cash equivalents	515	(291)
Net increase (decrease) in cash and cash equivalents	128,299	(7,815)
Cash and cash equivalents at beginning of period	100,111	94,983
Cash and cash equivalents at end of period	$228,410	$87,168

Non-cash investing and financing activities
Change in patent assets purchased and accrued but not paid	$(82)	$(558)
Change in fixed assets purchased and accrued but not paid	$—	$485
Patent assets received in barter transactions	$—	$381

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

The Company's patent risk management services help companies reduce patent-related risk and expense through subscription-based services that facilitate more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. The Company’s patent risk management membership clients pay an annual subscription fee and in return, receive access to substantially all of the Company's patent portfolio as well as an array of services provided throughout their membership. Access to these services is available primarily through discussions with the Company's professionals—particularly client relations and its team of patent experts, as well as through a proprietary database, and attendance at periodic conferences.

In addition to its subscription-based patent risk management services, the Company underwrites patent infringement liability insurance policies to insure against certain costs of litigation. The Company uses a reinsurance subsidiary company to assume a portion of the underwriting risk on the insurance policies that the Company issues on behalf of a Lloyd's of London underwriting syndicate. To date, the effect of the insurance policies that the Company has assumed through its reinsurance business has not been material to the Company’s results of operations, financial condition, or cash flows.

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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of September 30, 2017, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016, are unaudited. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, necessary to state fairly the results of the interim periods have been included in the accompanying financial statements. Operating results for the three or nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any subsequent interim period or for the year ending December 31, 2017.

Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2017, as compared to the significant accounting policies presented under the heading “Basis of Presentation and Significant Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2017.

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

The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as well as associated ASUs 2016-08, 2016-10, 2016-12, 2016-20, 2017-13 (the foregoing ASUs collectively, "Topic 606"), which will supersede most existing revenue recognition guidance in U.S. GAAP. Topic 606 becomes effective for annual and interim periods beginning after December 15, 2017; early adoption is permitted for annual and interim periods beginning after December 15, 2016. The Company plans to adopt Topic 606 on January 1, 2018, using the full retrospective method of adoption. This standard will have a material effect on the Company's consolidated financial statements due to the identification of multiple performance obligations from its patent risk management membership subscription and the timing of recognition for these separable performance obligations. Specifically, the Company will recognize separate performance obligations under Topic 606 for certain discrete patent assets transferred to its membership clients as well as for access to the Company's patent portfolio clients obtain when becoming a member or renewing membership. The revenue generated from these additional performance obligations will be recognized at a point in time. Under existing U.S. GAAP, the Company generally recognizes the membership fees ratably on a gross basis over the term of the customer contract. Therefore, the adoption of Topic 606 may increase the variability of the revenue recognized from the Company's patent risk management services from period to period.

The Company will determine whether revenue should be recognized on a gross or net basis under Topic 606, which may result in revenue which is recognized on a gross basis under current U.S. GAAP to be recognized on a net basis under Topic 606 due to the additional separable performance obligations. Additionally, based on the Company's initial assessment, it does not expect Topic 606 to have a material impact on its discovery services segment.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$6,366	$8,115	$16,551	$16,502
Denominator:
Basic shares:
Weighted-average shares used in computing basic net income per share	49,556	49,713	49,128	50,932
Diluted shares:
Weighted-average shares used in computing basic net income per share	49,556	49,713	49,128	50,932
Dilutive effect of stock options and restricted stock units using the treasury-stock method	761	534	759	530
Weighted-average shares used in computing diluted net income per share	50,317	50,247	49,887	51,462
Net income per share:
Basic	$0.13	$0.16	$0.34	$0.32
Diluted	$0.13	$0.16	$0.33	$0.32

The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Outstanding weighted-average:
Stock options	635	739	679	782
Restricted stock units	74	1,519	375	2,253

4.     Financial Instruments
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2017
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2	Level 3
		Gains	Losses
Cash equivalents:
Commercial paper	$24,041	$—	$—	$24,041	$—	$24,041	$—
Corporate bonds	2,009	—	—	2,009	—	2,009	—
Money market funds	35,714	—	—	35,714	35,714	—	—
Municipal bonds	922	—	—	922	—	922	—
U.S. government and agency securities	48,303	—	—	48,303	—	48,303	—
	$110,989	$—	$—	$110,989	$35,714	$75,275	$—
Short-term investments:
Commercial paper	$6,906	$—	$—	$6,906	$—	$6,906	$—
Corporate bonds	8,957	—	(3)	8,954	—	8,954	—
Municipal bonds	16,737	4	(2)	16,739	—	16,739	—
U.S. government and agency securities	6,447	—	(1)	6,446	—	6,446	—
	$39,047	$4	$(6)	$39,045	$—	$39,045	$—

	December 31, 2016
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2	Level 3
		Gains	Losses
Cash equivalents:
Money market funds	$30,286	$—	$—	$30,286	$30,286	$—	$—
Municipal bonds	3,070	—	—	3,070	—	3,070	—
	$33,356	$—	$—	$33,356	$30,286	$3,070	$—
Short-term investments:
Commercial paper	$4,296	$—	$(3)	$4,293	$—	$4,293	$—
Corporate bonds	10,856	—	(13)	10,843	—	10,843	—
Equity securities	123	—	(78)	45	45	—	—
Municipal bonds	55,723	—	(65)	55,658	—	55,658	—
U.S. government and agency securities	20,033	9	(4)	20,038	20,038	—	—
	$91,031	$9	$(163)	$90,877	$20,083	$70,794	$—

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

As of September 30, 2017 and December 31, 2016, approximately 100% and 96%, respectively, of the Company's marketable security investments mature within one year and nil and 4%, respectively, mature within one to five years. As of September 30, 2017, no individual security incurred continuous unrealized losses for greater than 12 months.

5.	Patent Assets, Net
Patent assets, net, consisted of the following (in thousands):

	December 31, 2016	Additions	Disposals	September 30, 2017
Patent assets	$932,283	$54,574	$(2,674)	$984,183
Accumulated amortization	(719,284)	(118,922)	2,530	(835,676)
Patent assets, net	$212,999			$148,507

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors, and software. The Company amortizes each acquired patent asset portfolio on a straight-line basis over its estimated economic useful life. As of September 30, 2017, the estimated economic useful lives of the Company’s patent assets generally ranged from 24 to 60 months. As of September 30, 2017, the weighted-average estimated economic useful life at the time of acquisition of all patent assets acquired since the Company’s inception was 40 months. Patent assets acquired during the nine months ended September 30, 2017 had a weighted-average estimated economic useful life at the time of acquisition of 22 months.

As of September 30, 2017, the Company expects amortization expense in future periods to be as follows (in thousands):

2017 (remainder)	$35,510
2018	81,906
2019	27,135
2020	3,956
Total estimated future amortization expense	$148,507

Amortization expense related to the Company's patent assets was $39.5 million and $40.4 million for the three months ended September 30, 2017 and 2016, respectively, and $119.1 million and $119.9 million for the nine months ended September 30, 2017 and 2016, respectively.

6.	Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Internal-use software	$8,463	$7,827
Leasehold improvements	2,120	2,169
Computer, equipment and software	5,879	5,204
Furniture and fixtures	755	935
Construction-in-progress	14	183
Total property and equipment, gross	17,231	16,318
Less: Accumulated depreciation and amortization	(11,540)	(9,370)
Total property and equipment, net	$5,691	$6,948

Depreciation and amortization expense related to the Company's property and equipment was $0.8 million and $0.9 million for the three months ended September 30, 2017 and 2016, respectively, and $2.4 million and $2.2 million for the nine months ended September 30, 2017 and 2016, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Discovery Services
Revenue	$21,080	$17,987	$57,925	$47,823
Cost of revenue	11,520	9,275	31,565	24,229
Selling, general and administrative expenses	6,509	6,040	19,678	17,302
Operating income	$3,051	$2,672	$6,682	$6,292

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

The following unaudited pro forma financial information is for information purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2015 (in thousands, except per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
Revenue	$88,461	$254,245
Net income	$8,115	17,091
Basic net income per share	$0.16	0.34
Diluted net income per share	$0.16	0.33

8.	Goodwill
The changes in the carrying amounts of goodwill by operating segment were as follows (in thousands):

	Patent Risk Management	Discovery Services	Total
Balance as of December 31, 2016	$19,978	$131,344	$151,322
Foreign currency translation adjustments	—	8,112	8,112
Balance as of September 30, 2017	$19,978	$139,456	$159,434

The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. As of September 30, 2017, no impairment of goodwill had been identified.

9.	Intangible Assets, Net
Intangible assets, net, consisted of the following (in thousands):

	September 30, 2017			December 31, 2016
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$56,515	$(10,209)	$46,306	$55,719	$(6,323)	$49,396
Trademarks	2,900	(818)	2,082	4,879	(2,439)	2,440
Developed technology	6,200	(3,521)	2,679	5,802	(1,978)	3,824
Covenant not to compete	—	—	—	1,900	(1,604)	296
Proprietary data and models	—	—	—	2,100	(2,006)	94
	$65,615	$(14,548)	$51,067	$70,400	$(14,350)	$56,050

As of September 30, 2017, the Company expects amortization expense in future periods to be as follows (in thousands):

2017 (remainder)	$2,133
2018	8,533
2019	6,626
2020	6,506
2021	6,506
Thereafter	20,763
Total estimated future amortization expense	$51,067

Amortization expense related to the Company's intangible assets was $2.1 million and $2.5 million for the three months ended September 30, 2017 and 2016, respectively, and $6.8 million and $7.2 million for the nine months ended September 30, 2017 and 2016, respectively.

10.	Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued payroll-related expenses	$8,481	$11,516
Accrued other expenses	5,062	5,282
Total accrued liabilities	$13,543	$16,798

11.	Debt
On February 26, 2016, the Company entered into a Credit Agreement (the "Credit Agreement") which provided for a $100 million five-year term facility (the "Term Facility") and a $50 million five-year revolving credit facility (the "Revolving Credit Facility"), which remains undrawn as of September 30, 2017. The Term Facility bears interest which is payable quarterly in arrears at the Company's option equal to either a base rate plus a margin ranging from 1.25% to 1.75% per annum or, at the Company's election, the one-, two-, three-, or six-month London interbank offered rate ("LIBOR") plus a margin ranging from 2.25% to 2.75% per annum, based upon the ratio of the Company's debt to consolidated EBITDA ratio. The outstanding balance on the Term Facility bore interest during the nine months ended September 30, 2017 at an average interest rate of 3.5%, which approximates fair value. The Revolving Credit Facility bears a commitment fee on undrawn balances of 0.35% to 0.45% per annum, also based upon the Company's debt to consolidated adjusted EBITDA ratio, that is expensed as incurred. The Credit Agreement contains financial covenants requiring the Company to maintain certain leverage and fixed charge ratios. The Company is compliant with these covenants as of September 30, 2017. The Credit Agreement also includes limitations on the Company's debt incurrence, dividend payments, and disposal activities.

As of September 30, 2017, the Term Facility requires principal repayments in accordance with the following schedule (in thousands):

2017 (remainder)	$1,875
2018	9,375
2019	11,875
2020	18,125
2021	50,000
Long-term debt, gross	91,250
Unamortized debt issuance costs	(1,366)
Long-term debt, net	$89,884

Reported as:
Current portion of long-term debt	$8,349
Long-term debt, less current portion	81,535
Total	$89,884

12.	Commitments and Contingencies
Commitments
The Company generally does not enter into long-term minimum purchase commitments. Its principal long-term commitments consist of obligations under operating leases for office space. In June 2017, the Company executed an amendment to its operating lease for its corporate headquarters in San Francisco. In accordance with the amendment, effective August 2017, the Company reduced its leased space by approximately 18,000 square feet of the approximately 67,000 square feet of total previously leased space, which reduces the Company's future operating lease commitments by approximately $2.4 million over the remaining lease term. Other than this change to the Company's lease obligation for its corporate headquarters, there were no material changes to the Company’s contractual obligations or commitments during the nine months ended September 30, 2017 as compared to those presented under the heading “Commitments and Contingencies” in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2017.

The following table summarizes rent expense related to non-cancelable operating leases (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rent expense	$1.5	$1.6	$4.6	$4.3
Sublease income	(0.3)	(0.2)	(0.8)	(0.5)
Rent expense, net of sublease income	$1.2	$1.4	$3.8	$3.8

Litigation
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or contingencies was recorded as of September 30, 2017 or December 31, 2016.

In April 2016, Sourceprose Corporation filed a complaint in the U.S. District Court for the Western District of Texas against the Company alleging breach of an agreement with the plaintiff to purchase certain patent assets and breach of a non-disclosure agreement with plaintiff. In July 2016, the Court transferred the litigation to the U.S. District Court for the Northern District of California. In November 2016, the Company moved to dismiss the claims of breach of an assignment of patents. In January 2017, the U.S. District Court for the Northern District of California dismissed the claims of breach of a patent assignment without prejudice, and allowed the plaintiff to file an amended complaint. The plaintiff filed an amended complaint in February 2017, alleging breach of a non-disclosure agreement, breach of an agreement to assign patents and a breach of a settlement agreement. In March 2017, the Company moved to dismiss all of the plaintiff’s claims, and the court granted-in-part and denied-in-part the motion, allowing the plaintiff leave to amend the complaint. The plaintiff filed a third amended complaint in May 2017, again alleging breach of an agreement with the plaintiff to purchase certain patent assets and breach of a non-disclosure agreement. RPX answered the third amended complaint in June 2017, and the case proceeded to the discovery phase. As of September 30, 2017, the Company was not able to determine the potential loss that may have resulted from this litigation. In October 2017, the parties agreed to a confidential settlement pursuant to which all claims were subsequently dismissed. The settlement does not have a material impact to the Company's financial condition or results of operations.

In June 2013, Kevin O’Halloran, as Trustee of the Liquidating Trust of Tectonics, Inc. (the “Debtor”), filed a complaint in the U.S. Bankruptcy Court for the Middle District of Florida against the Company and Harris Corporation (the “Defendants”). The complaint alleges that the Defendants are liable under federal and state bankruptcy law regarding fraudulent transfers for the value of a patent portfolio purchased by the Company from Harris Corporation pursuant to an agreement entered into in January 2009, and within four years of the date the Debtor filed its petition in bankruptcy. In February 2015, the Court held a trial and in November 2015 entered judgment in favor of the Defendants. In December 2015, the Debtor filed an appeal of the judgment to the U.S. District Court for the Middle District of Florida. In August 2016, the District Court affirmed the judgment in favor of the Defendants. In September 2016, the Debtor filed an appeal of the judgment to the U.S. Court of Appeals for the Eleventh Circuit. The appellate briefing was completed in January 2017, and the oral argument is scheduled for December 14, 2017. The Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can it estimate the potential loss or range of the potential loss that may result from this litigation.

In March 2012, Cascades Computer Innovations LLC filed a complaint in U.S. District Court for the Northern District of California (the “Court”) against the Company and five of its clients (collectively the “Defendants”). The complaint alleges that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The complaint further alleges that after the Company terminated its negotiations with the plaintiff to license certain patents held by the plaintiff, the Defendants violated the law by jointly refusing to negotiate or accept licenses under the plaintiff’s patents. The plaintiff seeks unspecified monetary damages and injunctive relief. In January 2013, the Court dismissed the complaint against the Defendants and granted the plaintiff leave to amend its complaint. In February 2013, the plaintiff filed an amended lawsuit alleging that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. In April 2016, the Court entered a final judgment in favor of the Defendants on all the plaintiff's claims. In April 2016, the plaintiff filed an appeal of the judgment. The appellate briefing was completed in November 2016, and oral argument is scheduled for November 14, 2017. The Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can it estimate the potential loss or range of the potential loss that may result from this litigation.

Guarantees and Indemnifications
The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. No liability was recorded for these agreements as of September 30, 2017 or December 31, 2016. The Company has no reason to believe that there is any material liability related to such indemnification provisions. The Company does not indemnify its clients for patent infringement.

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

Reserves for Known and Incurred but not Reported Claims
The Company offers patent litigation insurance that covers certain costs associated with patent infringement lawsuits, and it assumes a portion of the underwriting risk on these insurance policies that it issues on behalf of a Lloyd's of London underwriting syndicate. As of September 30, 2017 and December 31, 2016, the Company recorded a reserve of $1.2 million and $0.9 million, respectively, for known and incurred but not reported claims that represent estimated claim costs and related expenses for the policies underwritten and its portion of the underwriting risk on policies that the Company issued on behalf of the Lloyd's of London underwriting syndicate. The Company regularly reviews loss reserves using a variety of actuarial techniques and updates them as its loss experience develops.

13.	Stockholders’ Equity
Equity Plans
A summary of the Company’s activity under its equity-settled award plans and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2016	3,586	1,768	$11.63
Shares authorized(1)	1,000	—	—
Options exercised	—	(690)	8.64
Options forfeited/canceled	99	(99)	16.16
Restricted stock units granted	(1,975)	—	—
Restricted stock units forfeited	1,338	—	—
Restricted stock units withheld related to net-share settlement of restricted stock units	361	—	—
Balance - September 30, 2017	4,409	979	13.29	3.6	$2,338
Vested and exercisable - September 30, 2017		979	13.29	3.6	2,338
(1) In the first quarter of 2017, the Company reserved an additional 1.0 million shares of its common stock for future issuance under the 2011 Plan.

The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2017 and 2016 was $0.2 million and $0.5 million, respectively, and $2.8 million and $0.8 million for stock options exercised during the nine months ended September 30, 2017 and 2016, respectively. The total grant date fair value of stock options vested during the three months ended September 30, 2016 was $0.2 million, and $1.2 million for stock options vested during the nine months ended September 30, 2016. No stock options vested during the three or nine months ended September 30, 2017, and as of September 30, 2017, all options issued and outstanding were fully vested.

Restricted Stock Units
The summary of RSU activity, which includes performance-based restricted stock units (“PBRSUs”), is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested units - December 31, 2016	3,424	$11.53
Granted	1,975	11.83
Vested	(1,042)	12.16
Forfeited	(1,338)	10.41
Non-vested units - September 30, 2017	3,019	11.94	$40,089

The total grant date fair value of RSUs vested during the three months ended September 30, 2017 and 2016 was $3.7 million and $2.9 million, respectively, and $13.1 million and $9.0 million during the nine months ended September 30, 2017 and 2016, respectively.

In October 2013, the Board of Directors approved net-share settlement for tax withholdings on RSU vesting. During the nine months ended September 30, 2017, the Company withheld issuing 361,376 shares of its common stock based on the value of the RSUs on their vesting dates as determined by the Company’s closing common stock price. Total payments to taxing authorities for employees’ minimum tax obligations were $4.5 million for the nine months ended September 30, 2017, and were recorded as a reduction to additional paid-in capital and reflected as a financing activity within the condensed consolidated statements of cash flows. The net-share settlements reduced the number of shares that would have otherwise been issued on the vesting date and increased the number of shares reserved for future issuance under the 2011 Plan.

Stock-Based Compensation Related to Employees and Directors
The fair value of RSUs granted to employees and directors is measured by reference to the fair value of the underlying shares on the date of grant.

PBRSUs granted during the nine months ended September 30, 2017 and 2016 contain service, performance, and/or market conditions that affect the quantity of awards that will vest. During the nine months ended September 30, 2017 and 2016, the Company granted 102,790 and 115,657 PBRSUs, respectively. The Company estimates the grant date fair value of PBRSUs which include market conditions using the Monte Carlo simulation model. The weighted-average assumptions used to estimate the fair value of PBRSUs with market conditions and the resulting fair values are as follows:

	Nine Months Ended September 30,
	2017	2016
Dividend yield	—%	—%
Risk-free rate	1.03%	1.08%
Expected volatility	32%	38%
Expected term - in years	1	4
Grant date fair value	$11.95	$6.28

Stock-based compensation expense related to stock options granted to employees and directors was nil and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and nil and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively. Stock-based compensation expense related to PBRSUs and RSUs granted to employees and directors was $3.8 million and $4.2 million for the three months ended September 30, 2017 and 2016, respectively, and $10.9 million and $13.3 million for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, there was $31.9 million of unrecognized compensation cost related to RSUs, including PBRSUs, which is expected to be recognized over a weighted-average period of 2.6 years. Future grants of equity awards will increase the amount of stock-based compensation expense to be recorded.

Stock Repurchase Program
On February 10, 2015, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company is authorized to repurchase up to $75.0 million of its outstanding common stock with no expiration date from the date of authorization. In March 2016 and May 2016, the Company increased its share repurchase program by $25.0 million and $50.0 million, respectively, for a total amount authorized of $150.0 million. As of September 30, 2017, the Company repurchased $92.9 million of the outstanding common stock. Under the program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The share repurchase program does not have an expiration date and may be suspended, terminated, or modified at any time for any reason. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. The Company repurchased shares of its common stock in the open market, which were retired upon repurchase. The purchase price for the repurchased shares is reflected as a reduction to common stock and retained earnings in the Company's condensed consolidated balance sheet. Share repurchase activity during the period presented was as follows (in thousands, except per share data):

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased
Cumulative repurchase activity as of December 31, 2016	7,917	$10.90	$86,276
Repurchase activity during the period	573	11.56	6,629
Cumulative repurchase activity as of September 30, 2017	8,490	$10.94	$92,905

14.	Income Taxes
The Company uses an estimated annual effective tax rate based upon a projection of its annual fiscal year results to measure the income tax benefit or expense recognized in each interim period. The Company’s effective tax rate, including the impact of discrete items, was 42% and 36% for the three months ended September 30, 2017 and 2016, respectively, and 39% and 37% for the nine months ended September 30, 2017 and 2016, respectively.

The Company's 2014 through 2016 tax periods remain open to examination by the Internal Revenue Service and the 2012 through 2016 tax periods remain open to examination by most state tax authorities. The Internal Revenue Service's examination of Inventus's federal income tax return for fiscal year 2013 was closed during the three months ended March 31, 2017 with no material adjustments. The Company's 2015 through 2016 tax periods remain open to examination in the United Kingdom.

15.	Related-Party Transactions
During the three months ended September 30, 2017 and 2016, three and four members, respectively, of the Company’s Board of Directors also served on the boards of directors of RPX clients. During both nine month periods ended September 30, 2017 and 2016, four members of the Company’s Board of Directors also served on the boards of directors of RPX clients.

The Company recognized the following from these clients (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$0.8	$2.4	$6.6	$7.3
Selling, general and administrative expenses	$0.1	$0.2	$0.4	$0.6

As of September 30, 2017 and December 31, 2016, there were $0.3 million and $1.3 million receivables, respectively, due from these clients.

16.	Segment Reporting
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

Summarized financial information by segment utilized by the Company's chief operating decision maker is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Patent Risk Management
Revenue	$64,622	$70,474	$190,723	$203,482
Cost of revenue	40,762	41,555	123,157	123,337
Selling, general and administrative expenses	16,008	17,575	47,084	59,112
Operating income	7,852	11,344	20,482	21,033
Stock-based compensation, including related taxes	3,372	4,205	9,905	13,974
Depreciation and amortization	39,934	41,226	120,928	122,402
Adjusted EBITDA	$51,158	$56,775	$151,315	$157,409

Discovery Services
Revenue	$21,080	$17,987	$57,925	$47,823
Cost of revenue	11,520	9,275	31,565	24,229
Selling, general and administrative expenses	6,509	6,040	19,678	17,302
Operating income	3,051	2,672	6,682	6,292
Stock-based compensation, including related taxes	485	136	1,306	365
Depreciation and amortization	2,489	2,499	7,350	6,910
Adjusted EBITDA	$6,025	$5,307	$15,338	$13,567

Consolidated
Revenue	$85,702	$88,461	$248,648	$251,305
Cost of revenue	52,282	50,830	154,722	147,566
Selling, general and administrative expenses	22,517	23,615	66,762	76,414
Operating income	$10,903	$14,016	$27,164	$27,325

The following table reconciles the Company's subtotal segment adjusted EBITDA to consolidated net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Subtotal segment adjusted EBITDA	$57,183	$62,082	$166,653	$170,976
Depreciation and amortization	(42,423)	(43,725)	(128,278)	(129,312)
Stock-based compensation, including related taxes	(3,857)	(4,341)	(11,211)	(14,339)
Interest and other income (expense), net	88	(1,250)	(18)	(994)
Provision for income taxes	(4,625)	(4,651)	(10,595)	(9,829)
Net income	$6,366	$8,115	$16,551	$16,502

The following table summarizes the Company's total assets by segment (in thousands):

	September 30, 2017	December 31, 2016
Patent risk management	$483,311	$501,540
Discovery services (1)	248,543	233,749
Total assets	$731,854	$735,289
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
United States	$50,006	58%	$50,068	57%	$146,672	59%	$144,720	58%
Germany	8,790	10	6,018	7	22,699	9	13,569	5
Japan	8,727	10	11,192	13	26,367	11	29,105	12
Rest of world	18,179	22	21,183	23	52,910	21	63,911	25
Total revenue	$85,702	100%	$88,461	100%	$248,648	100%	$251,305	100%

17.	Subsequent Events
On October 26, 2017, the Company's Board of Directors approved a quarterly cash dividend of $0.05 per share of common stock, the first of which is payable on December 5, 2017, to shareholders of record on November 20, 2017.

On October 30, 2017, the Company announced that it will be repaying its Term Facility (see Note 11, Debt) in full in the fourth quarter of 2017. The original terms of the five-year Term Facility entered into in February 2016 required quarterly repayments through 2021. Pursuant to the terms of the Credit Agreement, the Company will not incur any early termination costs by early repayment of this facility. The Revolving Credit Facility will remain available for the Company to utilize, and therefore the Company is required to be compliant with the covenants in Credit Agreement as described in Note 11, Debt.

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

Insuring against the costs of patent infringement litigation is a natural extension of our patent risk management membership. Our patent infringement litigation expense insurance is a liability insurance policy that covers certain costs associated with patent infringement lawsuits. We assume some portion of the underwriting risk on the insurance policies that we issue on behalf of a Lloyd's of London underwriting syndicate. To date, the effect of the insurance policies that we have assumed through our reinsurance business has not been material to our results of operations or financial condition.

In our defensive patent acquisition activities, we acquire patents, licenses to patents, patent rights and agreements for covenants not to sue, which we collectively refer to as “patent assets.” We measure patent asset acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital. From our inception through September 30, 2017, we have reviewed over 9,000 patent asset portfolios, completed 424 acquisitions of patent asset portfolios with gross and net patent acquisition spend of $2.3 billion and $1.0 billion, respectively. During the nine months ended September 30, 2017, we completed 39 acquisitions of patent assets and our gross and net patent acquisition spend totaled $114.7 million and $54.6 million, respectively.

During the nine months ended September 30, 2017 and 2016, revenue from our patent risk management services was $190.7 million and $203.5 million, respectively. As of September 30, 2017, our patent risk management segment had more than 325 clients, consisting of our patent risk management network members and insurance clients. We provide patent risk management services to nearly 450 companies, including those insured under policies sold to venture funds and industry trade associations.

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

Our more than 1,000 discovery services clients in approximately a dozen countries benefit from our discovery services, which include data hosting and backup, data processing and collection, project management, document review, and traditional document production. All of these services are designed to streamline the administration of litigation, investigations, and regulatory compliance. During the nine months ended September 30, 2017 and 2016, revenue from our discovery services was $57.9 million and $47.8 million, respectively. Certain of our discovery services operations are denominated in currencies other than the U.S. dollar, primarily the British pound sterling and the Euro, and therefore these operations are exposed to foreign exchange rate fluctuations.
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

Discovery revenue represents fees generated from services rendered in connection with our discovery services. These services are typically comprised of document collection, hosting, and processing, document review, document production, and project management, and are generally billed in arrears based on the number of users, amount of data processed and stored, or number of consulting hours. Our discovery revenue may fluctuate significantly based on the project-oriented nature of the discovery services we provide.

We do not believe that our rate of growth since inception is representative of anticipated future revenue growth and we may experience a year-over-year decline in revenue in future periods.

Cost of Revenue
Cost of revenue from our patent risk management services primarily consists of amortization expenses related to acquired patent assets. Acquired patent assets are capitalized and amortized ratably over their estimated useful lives, which typically relates to the anticipated cash flows from clients and prospects that will benefit from the transaction. Also included in the cost of revenue from our patent risk management service are expenses incurred to maintain our patents, prosecute our patent applications, conduct inter partes reviews and prior art searches, and amortization expense for acquired intangible assets and internally developed software. With the launch of our insurance offering in August 2012, cost of revenue from our patent risk management services began to include premiums ceded to reinsurers, loss reserves, and for reserves for known and incurred but not reported claims. We began to issue new policies under a reinsurance model in May 2014 and under this model we do not cede premiums.

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

There have been no material changes to our significant accounting policies during the nine months ended September 30, 2017, as compared to the significant accounting policies presented under the heading “Basis of Presentation and Significant Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on February 28, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Patent risk management	$64,622	$70,474	$190,723	$203,482
Discovery services	21,080	17,987	57,925	47,823
Total revenue	85,702	88,461	248,648	251,305
Cost of revenue
Patent risk management	40,762	41,555	123,157	123,337
Discovery services	11,520	9,275	31,565	24,229
Total cost of revenue	52,282	50,830	154,722	147,566
Selling, general and administrative expenses
Patent risk management	16,008	17,575	47,084	59,112
Discovery services	6,509	6,040	19,678	17,302
Total selling, general and administrative expenses	22,517	23,615	66,762	76,414
Operating income
Patent risk management	7,852	11,344	20,482	21,033
Discovery services	3,051	2,672	6,682	6,292
Total operating income	10,903	14,016	27,164	27,325
Interest and other income (expense), net	88	(1,250)	(18)	(994)
Income before provision for income taxes	10,991	12,766	27,146	26,331
Provision for income taxes	4,625	4,651	10,595	9,829
Net income	$6,366	$8,115	$16,551	$16,502

The following table sets forth our condensed consolidated statement of operations data as a percentage of total revenue for each of the periods indicated, including segment information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Patent risk management	75%	80%	77%	81%
Discovery services	25	20	23	19
Total revenue	100	100	100	100
Cost of revenue
Patent risk management	48	47	50	49
Discovery services	13	10	13	10
Total cost of revenue	61	57	63	59
Selling, general and administrative expenses
Patent risk management	19	20	19	24
Discovery services	8	7	8	7
Total selling, general and administrative expenses	27	27	27	31
Operating income			(27)	(31)
Patent risk management	8	13	8	8
Discovery services	4	3	2	2
Total operating income	12	16	10	10
Interest and other income (expense), net	—	(1)	—	—
Income before provision for income taxes	12	15	10	10
Provision for income taxes	5	5	4	4
Net income	7%	10%	6%	6%
Three Months Ended September 30, 2017 and 2016
Revenue
The following table sets forth our total revenue for each of the periods indicated, including revenue by segment (in thousands):

	Three Months Ended September 30,
	2017	2016
Revenue
Subscription revenue	$62,346	$62,414
Fee-related revenue	2,276	8,060
Total patent risk management revenue	64,622	70,474
Discovery services	21,080	17,987
Total revenue	$85,702	$88,461

Our revenue for the three months ended September 30, 2017 was $85.7 million compared to $88.5 million during the same period a year prior, a decrease of $2.8 million, or 3%. Subscription revenue, which includes membership subscriptions to our patent risk management services, premiums earned from insurance policies, and management fees, for the three months ended September 30, 2017 was essentially flat at $62.3 million compared to $62.4 million for the three months ended September 30, 2016. The minor decrease in subscription revenue was primarily attributable to a decrease of $2.1 million from clients who joined our network prior to September 30, 2016 and, in certain cases, may no longer be a part of our network as of September 30, 2017, partially offset by an increase in membership fees and insurance premiums of $2.0 million from new clients who joined our network subsequent to September 30, 2016. As of September 30, 2017, we provided patent risk management services to nearly 450 companies, including those insured under policies sold to venture funds and industry trade associations, as compared to approximately 328 as of September 30, 2016.

Revenue for the three months ended September 30, 2017 and 2016 included fee-related revenue of $2.3 million and $8.1 million, respectively, generated from our patent risk management business. The decrease was primarily attributable to decreases in fee-related revenue generated through syndicated acquisitions.

Discovery revenue, which includes fees generated from data collection, hosting and processing, project management, and document review services, for the three months ended September 30, 2017 was $21.1 million compared to $18.0 million in the same period a year prior. The increase is primarily attributable to an increase in fees generated from document review services during the three months ended September 30, 2017 as compared to the prior year period.

Cost of Revenue
Our cost of revenue for the three months ended September 30, 2017 was $52.3 million compared to $50.8 million during the same period a year prior, an increase of $1.5 million, or 3%. Cost of revenue from our patent risk management services for the three months ended September 30, 2017 was $40.8 million compared to $41.6 million for the three months ended September 30, 2016. The decrease in our cost of revenue from our patent risk management services is primarily attributable to a decrease in patent amortization expense of $0.9 million and a decrease of $0.2 million related to our patent infringement litigation insurance, both partially offset by a $0.4 million increase in costs incurred to maintain and prosecute our patents and patent applications included in our portfolio and conduct inter partes reviews and prior art searches.

Cost of revenue from our discovery services for the three months ended September 30, 2017 was $11.5 million compared to $9.3 million for the three months ended September 30, 2016. The increase in our cost of revenue from our discovery services is primarily attributable to an increase in third-party contractor and personnel-related costs, including stock-based compensation, during the three months ended September 30, 2017 as compared to the prior year period.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended September 30, 2017 were $22.5 million compared to $23.6 million during the same period a year prior, a decrease of $1.1 million, or 5%. Selling, general and administrative expense from our patent risk management services for the three months ended September 30, 2017 was $16.0 million compared to $17.6 million for the three months ended September 30, 2016. This decrease is primarily attributable to a $0.6 million decrease in personnel-related costs, including stock-based compensation, due to executive management changes during the three months ended March 31, 2017, as well as decreases in other general corporate costs during the three months ended September 30, 2017 as compared to the prior year period.

Selling, general and administrative expenses from our discovery services for the three months ended September 30, 2017 were $6.5 million compared to $6.0 million for the three months ended September 30, 2016. The increase in selling, general and administrative expense from our discovery services is primarily attributable to increases in personnel-related costs, including stock-based compensation, due to increases in headcount.

Interest and Other Income (Expense), Net
Our interest and other income, net for the three months ended September 30, 2017 was $0.1 million compared to interest and other expense, net of $1.3 million during the same period a year prior, an increase of $1.4 million. The increase was primarily due to a $1.3 million increase in realized and unrealized foreign currency gains and a $0.2 million increase in interest income generated on our short-term investments partially offset by a $0.1 million increase in interest expense incurred on our term debt.

Provision for Income Taxes
Our provision for income taxes was $4.6 million and $4.7 million for the three months ended September 30, 2017 and 2016, respectively. Our effective tax rate, including the impact of discrete items, was 42% and 36% for the three months ended September 30, 2017 and 2016, respectively.

Nine Months Ended September 30, 2017 and 2016
Revenue
The following table sets forth our total revenue for each of the periods indicated, including revenue by segment (in thousands):

	Nine Months Ended September 30,
	2017	2016
Revenue
Subscription revenue	$187,296	$192,745
Fee-related revenue	3,427	10,737
Total patent risk management revenue	190,723	203,482
Discovery services	57,925	47,823
Total revenue	$248,648	$251,305

Our revenue for the nine months ended September 30, 2017 was $248.6 million compared to $251.3 million during the same period a year prior, a decrease of $2.7 million, or 1%. Subscription revenue, which includes membership subscriptions to our patent risk management services, premiums earned from insurance policies, and management fees, for the nine months ended September 30, 2017 was $187.3 million compared to $192.7 million for the nine months ended September 30, 2016. The decrease in subscription revenue was primarily attributable to a decrease of $12.5 million from clients who joined our network prior to September 30, 2016 and, in certain cases, may no longer be a part of our network as of September 30, 2017, partially offset by an increase in membership fees and insurance premiums of $7.1 million from new clients who joined our network subsequent to September 30, 2016. As of September 30, 2017, we provided patent risk management services to nearly 450 companies, including those insured under policies sold to venture funds and industry trade associations as of September 30, 2017, as compared to approximately 328 as of September 30, 2016.

Revenue for the nine months ended September 30, 2017 and 2016 included fee-related revenue of $3.4 million and $10.7 million, respectively, generated from our patent risk management business. The decrease was primarily attributable to decreases in fee-related revenue generated through syndicated acquisitions.

Discovery revenue, which includes fees generated from data collection, hosting and processing, project management, and document review services, for the nine months ended September 30, 2017 was $57.9 million compared to $47.8 million in the same period a year prior. The increase is primarily attributable to an increase in fees generated from document review services during the nine months ended September 30, 2017 as compared to the prior year period. The increase is also attributable to fees generated from discovery services for the full period during the nine months ended September 30, 2017, compared to a partial period during the nine months ended September 30, 2016, as we started offering our discovery services through our acquisition of Inventus on January 22, 2016.

Cost of Revenue
Our cost of revenue for the nine months ended September 30, 2017 was $154.7 million compared to $147.6 million during the same period a year prior, an increase of $7.1 million, or 5%. Cost of revenue from our patent risk management services for the nine months ended September 30, 2017 was $123.2 million compared to $123.3 million for the nine months ended September 30, 2016. The decrease in our cost of revenue from our patent risk management services is primarily attributable to a decrease in patent amortization expense of $0.8 million partially offset by an increase of $0.4 million related to our patent infringement litigation insurance and a $0.2 million increase in costs incurred to maintain and prosecute our patents and patent applications included in our portfolio and conduct inter partes reviews and prior art searches.

Cost of revenue from our discovery services for the nine months ended September 30, 2017 was $31.6 million compared to $24.2 million for the nine months ended September 30, 2016. The increase in our cost of revenue from our discovery services is primarily attributable to an increase in third-party contractor and personnel-related costs, including stock-based compensation, as well as an increase in the cost of revenue related to software licenses during the nine months ended September 30, 2017 as compared to the prior year period. This increase is also attributable to offering discovery services for a full period during the nine months ended September 30, 2017, compared to a partial period during the nine months ended September 30, 2016, as we started offering our discovery services through our acquisition of Inventus on January 22, 2016.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the nine months ended September 30, 2017 were $66.8 million compared to $76.4 million during the same period a year prior, a decrease of $9.6 million, or 13%. Selling, general and administrative expenses generated from our patent risk management services for the nine months ended September 30, 2017 were $47.1 million compared to $59.1 million for the nine months ended September 30, 2016. This decrease is primarily attributable to a $7.4 million decrease in personnel-related costs, including stock-based compensation, due to a decrease in headcount compared to the prior year period as well as executive management changes during the three months ended March 31, 2017. This decrease was also due to a $2.0 million decrease in professional services as we incurred various costs as a result of our acquisition of Inventus in January 2016, a $0.9 million decrease in our bad debt expense, a $0.6 million decrease in our amortization expense related to intangible assets (other than patents), and a $0.5 million decrease in our corporate legal expenses during the nine months ended September 30, 2017 as compared to the prior year period.

Selling, general and administrative expenses from our discovery services for the nine months ended September 30, 2017 were $19.7 million compared to $17.3 million for the nine months ended September 30, 2016. The increase in the selling, general and administrative expenses from our discovery services is primarily attributable to increases in personnel-related costs, including stock-based compensation, due to increases in headcount. The increase is also due to our offering of discovery services for a full period during the nine months ended September 30, 2017, compared to a partial period during the nine months ended September 30, 2016, as we started offering our discovery services through our acquisition of Inventus on January 22, 2016.

Interest and Other Income (Expense), Net
Our interest and other expense, net for the nine months ended September 30, 2017 was nil compared to interest and other expense, net of $1.0 million during the same period a year prior, a decrease of $1.0 million. The decrease was primarily due to a $3.5 million increase of realized and unrealized foreign currency gains, a $0.4 million increase in interest income generated from our short-term investments, and a $0.2 million decrease in realized losses on exchange of our short-term investments. These were partially offset by a decrease of $1.9 million in fair value adjustments on our deferred payment obligations, a $0.7 million increase in interest expense incurred on our term debt, and a decrease of $0.5 million of gains related to the extinguishment of our deferred payment obligations.

Provision for Income Taxes
Our provision for income taxes was $10.6 million and $9.8 million for the nine months ended September 30, 2017 and 2016. Our effective tax rate, including the impact of discrete items, was 39% and 37% for the nine months ended September 30, 2017 and 2016, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$6,366	$8,115	$16,551	$16,502
Provision for income taxes	4,625	4,651	10,595	9,829
Interest and other (income) expense, net	(88)	1,250	18	994
Stock-based compensation, including related taxes	3,857	4,341	11,211	14,339
Depreciation and amortization	42,423	43,725	128,278	129,312
Non-GAAP adjusted EBITDA	57,183	62,082	166,653	170,976
Net patent spend	(12,990)	(34,800)	(54,575)	(71,934)
Non-GAAP adjusted EBITDA less net patent spend	$44,193	$27,282	$112,078	$99,042
Liquidity and Capital Resources
We have financed substantially all of our operations and patent asset acquisitions through subscription and other fees collected from our clients, patent-seller financing, the sale of equity securities, and from borrowing through term loan facilities. As of September 30, 2017, we had $228.4 million of cash and cash equivalents and $39.0 million in short-term investments. In January 2016, we paid aggregate consideration of $232.0 million in cash, net of working capital adjustments, at the closing of the Inventus transaction. On February 26, 2016, we entered into a credit agreement for a $100 million five-year term facility and a $50 million five-year revolving credit facility, which contains financial covenants requiring us to maintain certain leverage and fixed charge ratios which may impact our spending patterns and limits in the future. As of September 30, 2017, the total balance outstanding on the term facility was $91.3 million, and the revolving credit facility remains undrawn. In October 2017, we announced we will pay a quarterly cash dividend of $0.05 per share, the first of which is payable on December 5, 2017, to shareholders of record on November 20, 2017, and that we would be repaying our Term Facility in full in the fourth quarter of 2017. Our quarterly dividend and this repayment will reduce our outstanding cash and cash equivalents. See more information regarding our debt facilities, repayment schedule, and our early repayment in Note 11, "Debt," and Note 17, "Subsequent Events," in Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future, including paying our quarterly dividend and repaying our credit facility. Our future capital needs will depend on many factors, including, among other things, our acquisition of patent assets, addition and renewal of client membership agreements, growth of our insurance and discovery services businesses, and development of new products and services. We may experience fluctuations in patent acquisition spending as we acquire patent assets that will benefit our clients. Our cash used in investing activities may increase in the future as we acquire additional patent assets. Our cash used in financing activities may increase in the future as we pay our quarterly dividend and execute our stock repurchase program by purchasing RPX shares. Additionally, we may enter into potential investments in, or acquisitions of, complementary businesses which could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$143,313	$119,799
Net cash used in investing activities	(5,060)	(171,008)
Net cash provided by (used in) financing activities	(10,469)	43,685
Foreign-currency effect on cash and cash equivalents	515	(291)
Net increase (decrease) in cash and cash equivalents	$128,299	$(7,815)

Cash Flows from Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2017 was $143.3 million, consisting of adjustments for non-cash items of $139.5 million, changes in working capital and non-current assets and liabilities of $12.8 million and net income of $16.6 million. Non-cash adjustments to net income primarily consisted of $128.3 million of depreciation and amortization, $10.9 million of stock-based compensation, a $1.1 million of amortization of premium on investments, and a $0.8 million net change in our deferred taxes, partially offset by an unrealized gain of $1.7 million due to foreign currency fluctuations. The change in working capital and non-current assets and liabilities resulted primarily from a $27.5 million decrease in deferred revenue, an increase in our prepaid expenses and other assets of $6.6 million, a $3.2 million decrease in our accrued and other liabilities, and a $0.2 million decrease in accounts payable, all partially offset by a $24.8 million decrease in accounts receivable due to the receipt of payment from a significant patent risk management client.

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

Cash Flows from Investing Activities
Cash used in investing activities for the nine months ended September 30, 2017 was $5.1 million, of which $54.5 million was used to acquire patent assets, and $1.1 million was used to acquire property and equipment. These were partially offset by $50.5 million net maturities of our short-term investments.

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

Cash Flows from Financing Activities
Cash used in financing activities for the nine months ended September 30, 2017 was $10.5 million, of which $6.6 million was used to repurchase our common stock under our share repurchase program, payments of principal on our long-term debt of $5.0 million, and $4.5 million used in taxes paid related to net-share settlements of restricted stock units, partially offset by $6.0 million in proceeds from stock option exercises.

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
Contractual Obligations and Commitments
Commitments
We generally do not enter into long-term minimum purchase commitments. Our principal long-term commitments consist of obligations under operating leases for office space. In June 2017, we executed an amendment to our operating lease for our corporate headquarters in San Francisco. In accordance with the amendment, effective August 2017, we reduced our leased space by approximately 18,000 square feet of the approximately 67,000 square feet of total previously leased space, which reduces our future operating lease commitments by approximately $2.4 million over the remaining lease term. Other than this change to our lease obligation at our corporate headquarters, there were no material changes to our contractual obligations or commitments during the nine months ended September 30, 2017 as compared to our contractual obligations and commitments presented under the heading “Contractual Obligations and Commitments” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the heading “Commitments and Contingencies” in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on February 28, 2017.

Debt
On February 26, 2016, we entered into the Credit Agreement which provided for the Term Facility and the Revolving Credit Facility. As of September 30, 2017, the total balance outstanding on the Term Facility is $91.3 million, and the Revolving Credit Facility remains undrawn. In October 2017, we announced we will be repaying our Term Facility in full in the fourth quarter of 2017. See more information regarding our debt facilities, repayment schedule, and our early repayment in Note 11, "Debt," and Note 17, "Subsequent Events," in Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities
In February 2015, our Board of Directors authorized the repurchase of up to $75.0 million of our outstanding shares of common stock. In March and May 2016, we increased our share repurchase program by $25.0 million and $50.0 million, respectively, for a total amount authorized of $150.0 million. As part of the share repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined in our discretion and will depend on factors such as cash generation from operations, other cash requirements, economic and market conditions, stock price and legal and regulatory requirements. The share repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. As of September 30, 2017, we had repurchased an aggregate of 8.5 million shares of common stock in the open market for $92.9 million under the share repurchase program.
Off Balance Sheet Arrangements
At September 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

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

As of September 30, 2017, we had an outstanding term facility with a five-year maturity with an aggregate carrying amount of $91.3 million, which bears interest which is payable quarterly in arrears at our option equal to either a base rate plus a margin ranging from 1.25% to 1.75% per annum or, at our election, the one-, two-, three-, or six-month LIBOR plus a margin ranging from 2.25% to 2.75% per annum, based upon the ratio of our debt to consolidated adjusted EBITDA ratio. A hypothetical 100 BPS increase or decrease in LIBOR would increase or decrease the interest expense on our term facility by approximately $0.7 million for the nine months ended September 30, 2017.

We had cash, cash equivalents and short-term investments of $267.5 million as of September 30, 2017. Our cash balances deposited in U.S. banks are non-interest bearing and insured up to the Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents consist primarily of commercial paper, institutional money market funds, and municipal bonds denominated primarily in U.S. dollars. Interest rate fluctuations affect the returns on our invested funds.

As of September 30, 2017, our short-term investments of $39.0 million were primarily invested in municipal and corporate bonds maturing between 90 days and 12 months, U.S. government and agency securities, and commercial paper. As of September 30, 2017, our investments were primarily classified as available-for-sale and, consequently, were recorded at fair value in the condensed consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in the fair value of an asset below its carrying value is other-than-temporary. As of September 30, 2017, we had not recorded any impairment charges related to our investments in the condensed consolidated statement of operations.

A hypothetical change in interest rates of 10% during the nine months ended September 30, 2017 would not have had a material impact on the fair value of our investments.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2017 which were identified in connection with management's evaluation required by Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the factors described above and elsewhere in this Item 1A, other factors that may affect our operating results include:

•	changes in our subscription fee rates or changes in our own pricing and discounting policies or those of our competitors;

•	decreases in our clients’ and prospective clients’ costs of litigating patent infringement claims;

•	changes in the accounting treatment associated with how we recognize revenue under subscription agreements;

•	our inability to effectively develop and implement new services that meet client requirements in a timely manner;

•	the addition or loss of discovery services clients and projects which are difficult to predict and may result in material changes in quarterly revenue and costs;

•	non-renewals from existing clients for any reason;

•
changes in patent law and regulations and other legislation, as well as United States Patent and Trademark Office procedures or court rulings, that reduce the value of our services to our existing and potential clients;

•	lower subscription fees from clients whose annual subscription fees decrease due to declining operating income or revenue of such clients or the effects of changes in foreign exchange rates;

•	our lengthy and unpredictable membership sales cycle, including delays in potential clients’ decisions whether to subscribe to our patent risk management services;

•	changes in the accounting treatment associated with our acquisitions of patent assets and how we amortize those patent assets;

•	our inability to acquire patent assets that are being asserted or may be asserted against our clients due to lack of availability, unfavorable pricing terms or otherwise;

•	our acquisition of patent assets with a shorter estimated useful life that increases our near-term patent asset amortization expense and decreases our earnings;

•	loss of clients, including through acquisitions or consolidations;

•	losses incurred as a result of claims made on insurance policies underwritten or assumed by us;

•	our inability to retain key personnel;

•	increases in operating expenses, including those attributable to additional headcount, the costs of new business initiatives, and our acquisition of Inventus;

•	other matters related to our acquisition of Inventus and the expansion of our business into discovery services;

•	any significant changes in the competitive dynamics of our market, including new competitors or substantial discounting of services that are viewed by our target market as competitive to ours;

•	increases in the prices we need to pay to acquire patent assets;

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
Our clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. As of September 30, 2017, the weighted-average term of our subscription agreements with our current clients since the inception of those agreements was 2.3 years. As our overall membership base grows, we expect our rate of client renewals to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for automatic one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements has decreased and may continue to decrease further. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

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

If we are unable to enhance our current services or to develop or acquire new services to provide additional value to our clients and potential clients, our business may be harmed.
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

The development and implementation of new services will continue to require substantial time and resources, as well as require us to operate businesses that would be new to our organization. These or any other new services may not be introduced in a timely manner or at all. If we do introduce these or any other services, we may be unable to implement such services in a cost-effective manner, achieve wide market acceptance, meet client expectations or generate revenue sufficient to recoup the cost of developing such services. Any new services we introduce may expose us to additional laws, regulations and risks. If we are unable to develop these or other services successfully and enhance our existing services to meet client requirements or expectations, we may not be able to attract or retain clients, and our business may be harmed.

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

ASU Topic 606 will have a material effect on our consolidated financial statements and may increase the variability of the revenue recognized from our patent risk management fees from period to period.
The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as well as associated ASUs 2016-08, 2016-10, 2016-12, 2016-20, 2017-13 (the foregoing ASUs collectively, "Topic 606"), which will supersede most existing revenue recognition guidance in U.S. GAAP. Topic 606 becomes effective for annual and interim periods beginning after December 15, 2017. We plan to adopt Topic 606 on January 1, 2018, using the full retrospective method of adoption. This standard will have a material effect on the Company's consolidated financial statements due to the identification of multiple performance obligations from our patent risk management membership subscription and the timing of recognition for these separable performance obligations. Specifically, we will recognize separate performance obligations under Topic 606 for certain discrete patent assets transferred to our membership clients as well as for access to the patent portfolio that clients obtain when becoming a member or renewing membership. The revenue generated from these additional performance obligations will be recognized at a point in time. Under existing U.S. GAAP, we generally recognize membership fees ratably on a gross basis over the term of the customer contract. Therefore, the adoption of Topic 606 may increase the variability of revenue recognized from our patent risk management services from period to period.

We will determine whether revenue should be recognized on a gross or net basis under Topic 606, which may result in revenue which is recognized on a gross basis under current U.S. GAAP to be recognized on a net basis due to the additional separable performance obligations. Additionally, based on the our initial assessment, we does not expect Topic 606 to have a material impact on our discovery services segment.

We receive a significant amount of our revenues from a limited number of clients, and if we are not able to obtain membership renewals or continued engagements from these clients, our revenue may decrease substantially.
We receive a significant amount of our revenue from a limited number of clients. For example, during the nine months ended September 30, 2017, our 10 highest revenue-generating clients accounted for approximately 31% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients chooses not to remain a client, or if our fees from one of these clients decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

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

In addition to competing for new clients, we also compete to acquire patent assets. Our primary competitors in the market for patent assets are varied and include other entities that seek to accumulate patent assets, including NPEs such as Acacia Research, PanOptis, and Dominion Harbor. In addition, many NPEs that compete with us to acquire patent assets have complicated corporate structures that include a large number of subsidiaries, so it is difficult for us to know how much capital the related entities have available to acquire patent assets. We also face competition for patent assets from operating companies, including operating companies that are current or prospective clients. Many of these operating companies have significantly greater financial resources than we have and can acquire patent assets at prices that we may not be able to pay.

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

If we fail to manage the risks associated with operating an insurance business, our results of operations and financial condition may be adversely affected.
In August 2012, we began to offer insurance products for patent claims, and therefore face risks associated with the operation of an insurance business. There are many estimates and forecasts involved in predicting underwriting and reinsurance risk and setting premiums, many of which are subject to substantial uncertainty and which could cause our expenses and earnings to vary significantly from quarter to quarter. If we do not estimate our underwriting and reinsurance risks and set our premiums successfully, we may incur larger losses on our policies than we expect, which could have an adverse effect on our results of operations and financial condition. Under accounting principles generally accepted in the United States of America, while premiums earned from our insurance policies are recognized ratably, losses are recognized as incurred. This will increase the variability of our operating results until such time as our insurance business operates at scale. Furthermore, the insurance market is highly regulated, so operation of an insurance business exposes us to additional laws and regulations. Compliance with such laws and regulations may be costly, which could affect our results of operations.

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

Any failure to maintain or protect our patent assets or other intellectual property rights could impair our ability to attract or retain clients and could harm our business and operating results.
Our business is dependent on our ability to acquire patent assets that are valuable to our existing and potential clients. Following the acquisition of patent assets, we expend significant time and resources to maintain the effectiveness of those assets by paying maintenance fees and making filings with the United States Patent and Trademark Office. In some cases, the patent assets we acquire include patent applications which require us to invest resources to prosecute the applications with the United States Patent and Trademark Office. If we fail to maintain or prosecute our patent assets properly, the value of those assets to our clients would be reduced or eliminated, and our business may be harmed.

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
Our operations and performance depend significantly on worldwide economic conditions. In particular, the economics of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector, and uncertainty over the future of the Euro zone, including instability surrounding Brexit. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material negative effect on the demand for our services. Furthermore, if our clients experience reduced operating income or revenues as a result of economic conditions or otherwise, it would reduce their subscription fees because those fees are generally reset annually based on the clients’ operating income or revenue. If the subscription fees payable under our subscription agreements are reduced substantially, it would have an adverse effect on our business and results of operations.

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
On February 26, 2016, we entered into the Credit Agreement (defined above) which provided for the Term Facility and the Revolving Credit Facility. As of September 30, 2017, the total balance outstanding on the Term Facility was $91.3 million, and the Revolving Credit Facility remains undrawn. In October 2017, we announced we will be repaying our Term Facility in full in the fourth quarter of 2017. The Revolving Credit Facility will remain available for the Company to utilize.

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
Since our initial public offering in May 2011, our stock price has traded as high as $31.41 per share and as low as $8.55 per share. Further, our common stock has a limited trading history and an active trading market for our common stock may not be sustained in the future. The market price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Current Report on Form 10-Q and others such as:

•	variations in our financial condition and operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	addition or loss of significant clients;

•	adoption or modification of laws, regulations, policies, procedures or programs applicable to our business, including those related to the enforcement of patent claims;

•	announcements of technological innovations, new products and services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of members of our Board of Directors, management team or other key personnel;

•	market conditions in our industry;

•	the impact of macroeconomic, market, and political factors and trends, including in light of Brexit, the outcome of the United States Presidential election, and other recent political developments;

•	price and volume fluctuations in the overall stock market or resulting from inconsistent trading volume levels of our shares;

•	lawsuits threatened or filed against us;

•	any change in our quarterly dividend or stock repurchase program;

•	sales of our common stock by us or our stockholders;

•	outstanding debt service obligations and repayment thereof; and

•	the opening or closing of our employee trading window.

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

Our quarterly dividend is new and modest in amount, and consequently, your ability to achieve a return on your investment will continue to depend primarily on appreciation in the price of our common stock.
On October 30, 2017, we announced that we will pay a quarterly cash dividend of $0.05 per share, the first of which is payable on December 5, 2017, to shareholders of record on November 20, 2017. Previously, we had never declared or paid cash dividends on our common stock. Our quarterly dividend is new and modest in amount. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the primary way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Stock repurchase activity during the three months ended September 30, 2017 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value that May Yet be Purchased Under the Programs (1)
July 31, 2017	4,400	$13.82	4,400	$58,879,728
August 31, 2017	69,084	12.59	69,084	58,009,854
September 30, 2017	70,939	12.90	70,939	57,094,920
	144,423		144,423

(1)
On February 10, 2015, we announced that our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $75.0 million of our outstanding common stock with no expiration date from the date of authorization. In March 2016 and May 2016, we increased our share repurchase program by $25.0 million and $50.0 million, respectively, for a total amount authorized of $150.0 million. As of September 30, 2017, we had repurchased $92.9 million of our outstanding common stock. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Our share repurchase program does not obligate us to acquire any specific number of shares.

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

RPX CORPORATION
(Registrant)

Date:	November 2, 2017	By:	/s/ MARTIN E. ROBERTS
Martin E. Roberts
Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2017	By:	/s/ DAVID J. ANDERSON
David J. Anderson
Chief Financial Officer
(Principal Financial Officer)