Form 10-K
period 2017-12-31
RPX Corp
filed 2018-03-05
CIK 1509432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————
FORM 10-K
————————————————
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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
YES ☐ NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐  NO ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $645.1 million as of June 30, 2017, which is the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The NASDAQ Global Select Market reported for such date. Shares of common stock held by each officer and director and affiliates were excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 49,899,559 shares of the registrant’s common stock issued and outstanding as of February 23, 2018.

Documents Incorporated by Reference:
Portions of the Definitive Proxy Statement for registrant’s 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”), are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2018 Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2017.

RPX Corporation
Form 10-K Annual Report
For the year ended December 31, 2017
————————————————

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions which, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. Forward-looking statements include statements regarding our business strategies and business model, products, benefits to our clients, future financial results and expenses, our acquisition of Inventus Solutions, Inc. ("Inventus"), our patent acquisition spending, our competitive position, and the previously announced process to explore and evaluate strategic alternatives to maximize shareholder value. These statements are based on the beliefs and assumptions of our management based on information currently available. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

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

Our patent risk management services help companies reduce patent-related risk and expense through subscription-based services that facilitate more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. Our patent risk management membership clients pay an annual subscription fee and in return, receive access to substantially all of our patent portfolio as well as an array of services provided throughout their membership. Access to these services is available primarily through discussions with our professionals—particularly client services and our team of patent experts, as well as through a proprietary database, and attendance of regularly scheduled conferences.

In addition to our subscription-based patent risk management services, we underwrite patent infringement liability insurance policies to insure against certain costs of litigation. We use a reinsurance subsidiary company to assume a portion of the underwriting risk on the insurance policies that we issue on behalf of third party underwriters. Our insurance product helps policyholders manage and cap their risk of patent litigation. We are responsible for claims management and provide pre-litigation support to our policyholders based on our proprietary patent market data, which helps them manage their patent risk efficiently.

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

Revenue from our patent risk management services constituted 76%, 80%, and 100% of our total revenue for the years ended December 31, 2017, 2016 and 2015, respectively. Revenue from our discovery services constituted 24%, 20%, and 0% of our total revenue for the years ended December 31, 2017, 2016 and 2015, respectively, as we began offering these services in 2016 as a result of our acquisition of Inventus.

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

We believe that the amount of capital raised by NPEs is currently in the billions of dollars. Some of the large awards and settlements received by NPEs have resulted in extensive media coverage, contributing to a significant influx of capital into the patent market. NPE activity has decreased appreciably in the United States over the past few years, partially due to Patent Trial and Appeal Board challenges, as well as court decisions like the Supreme Court's 2014 decision in Alice Corp. v. CLS Bank International. As a result, the risk that operating companies face from NPEs in some sectors has also decreased appreciably. However, as of December 31, 2017, more than 4,700 NPEs have been identified by RPX as active either in patent infringement litigation or patent transactions leading to patent litigation since 2005. In addition, many individual inventors and universities are also using litigation or threat of litigation to monetize patents. The threat of patent litigation brought by NPEs is also moving beyond the United States into jurisdictions such as Germany and China.

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
We have pioneered an approach to help operating companies mitigate patent risk and expense by serving as an intermediary through which they can participate more efficiently in the patent market. Clients that join our network and subscribe to our membership pay an annual subscription fee and gain access to our patent risk management services. The subscription fee is typically either based on a rate card that is calculated using a client’s revenue or operating income with adjustments for changes in the Consumer Price Index and other factors or a fixed fee that is risk-adjusted based on the client's patent risk profile. These fees remain generally in place over the term of a membership. By offering a predictable annual fee that does not change based on our patent asset acquisitions, we divorce the amount of fees charged from the value of our patent assets. We believe our pricing structure creates an alignment of interests with our clients, allowing us to be a trusted intermediary for operating companies in the patent market.

Defensive Patent Acquisition
The core of our patent risk management services is defensive patent acquisition, in which we acquire patents, licenses to patents, patent rights, and agreements for covenants not to sue, which we collectively refer to as "patent assets." These patent assets are being or may be asserted against our current and prospective clients. When we acquire patent assets, we generally provide to our clients non-exclusive sub-licenses to those patent assets. We acquire patent assets from multiple parties, including operating companies, individual inventors, NPEs, universities, and bankruptcy trustees. We also acquire patent assets in different contexts, including when they are made available for sale or license by their owners or to resolve threatened or pending litigation against our clients or prospective clients.

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

As a part of our patent risk management services, we provide extensive patent market intelligence and data to our clients. Clients can access this market intelligence and data through our proprietary web portal and through discussions with our client services team. This market intelligence and data helps our clients better understand past and potential patent acquisition transactions, relevant litigation activity, and key participants and trends in the patent market. In a market with limited publicly available data on pricing and terms of licenses and litigation settlement, we believe our data and market intelligence is a valuable resource for our clients and prospects.

Insurance
Our patent infringement litigation expense insurance service is designed to give businesses greater control of the unpredictable financial impact of patent litigation. We believe that our access to historical data on patent transactions, litigations, and settlements uniquely enables us to assess and price the insurance based on a company’s risk profile. We assume a portion of the underwriting risk on insurance policies that we issue on behalf of third party underwriters. The insurance product enables policyholders to better manage and mitigate the risk of patent litigation. Pricing is based on an actuarial model that calculates an individual client’s insurance premium based on its projected annual frequency (i.e., number of claims during the policy term) and severity (i.e., the expenses it might incur to resolve a claim).

Benefits to Our Patent Risk Management Clients
In general, operating companies join our network to reduce their risk of patent litigation and the expected costs associated with patent risk management. In exchange for an annual subscription fee, which in some instances has been less than the costs of a single patent assertion, our clients gain access to the following benefits:

•
Reduced Risk of Patent Litigation – Clients reduce their exposure to patent litigation because we continuously assess patent assets available for sale or license and acquire many that are being or may be asserted against our clients or potential clients. Our clients have no litigation risk related to the patents that we own.

•
Cost-Effective Licenses – Our annual subscription fee is typically based on a client’s historical financial results or a fixed fee which is risk-adjusted for the client's general patent risk profile, which provides predictability for us and our clients. We believe our approach is different than the pricing strategies of traditional patent licensing businesses, which generally negotiate license fees based on the perceived relevance of their various patent portfolios to each licensee. We believe our approach to pricing also provides clients with non-exclusive license rights to our large and growing portfolio of patent assets at a lower cost than they would have paid if these patent assets were owned by other entities.

•
Reduced Patent Risk Management Costs – Clients can reduce their ongoing patent risk management costs by supplementing their internal resources with our database of information and extensive transaction experience relating to the patent market. We actively monitor the patent market to understand the availability of patent assets for sale or license, the identity of the owners and licensors of these assets, the terms by which they may be available and the technologies to which these assets apply. We also track relevant litigation activity and identify key participants and trends in the patent market. As part of their subscription, our clients have access to this information through our proprietary web portal and through discussions with our client services team.

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

Information Technology
Our software and technology infrastructure allows us to provide secure, high-reliability capabilities to our clients such as high volume data intake, data hosting, and data review platforms. Our network infrastructure is a key component of our technology footprint since our review services offering is within our private hosted environment where we manage significant volumes of client data across thousands of client matters. Client matters may entail millions of documents, terabytes of data and complex structured data from databases as well as unstructured data from email archives. We operate data centers domestically and internationally that provide secure access to our software environment and client databases. Information security is critically important given the sensitive nature of the data provided by our clients.

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

•
Increased Visibility into the Discovery Process – We use a managed service model to offer our proprietary discovery services management platform, which adds clarity, visibility, and efficiency to our clients' legal discovery process. Seamless integration with industry-leading third-party applications helps our clients focus on critical information early in the litigation life cycle through efficient access to important data.

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

•	Focusing on Client Services – We intend to deliver the highest levels of service and support to our clients to build and maintain trusted relationships and high levels of client retention.

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

•
Syndicated Transactions – On certain occasions, clients ask us to acquire patent assets that we would not otherwise purchase using our capital (due to the size or limited applicability of the portfolio). In these instances, we facilitate syndicated transactions that include contributions from participating clients in addition to their annual subscription fees. Similar to other acquisitions, these syndicated deals are designed to efficiently share resources and collectively reduce litigation risk. Transaction participants may pay a fee to RPX for structuring, negotiating and executing the transactions.

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

Our Client Network
Patent Risk Management Client Network
We have built a network of clients that includes some of the world’s most prominent technology companies, as well as many smaller and emerging companies. As of December 31, 2017, we had more than 330 patent risk management clients, consisting of our patent risk management network members and insurance clients. We provide patent risk management services to approximately 450 companies, including those insured under policies sold to venture funds and industry trade associations.

We believe our patent risk management services are broadly applicable to companies that design, make or sell technology-based products and services as well as to companies that use technology in their businesses. Our clients are active in a broad range of industries including automotive, consumer electronics, personal computers, e-commerce, financial services, software, media content and distribution, mobile communications and handsets, networking and semiconductors.

Client Services
Our client services team identifies potential clients by prioritizing operating companies that have been subject to patent infringement claims initiated by NPEs. The membership team is responsible for educating potential clients on the benefits of our patent risk management services and explaining how these services mitigate patent risk and reduce expense. After we have communicated our business model to a prospective client, we continue to work to develop a relationship of trust with the executives responsible for patent-related matters. We do this in part by providing information to each client on the overall patent market as well as specific updates on patent activity that affect their industry and company. We proactively monitor litigation activity and patent transactions that impact these prospective clients. In addition, we conduct a variety of marketing efforts to establish ourselves as a leading source of information in the patent market, including industry conferences and seminars, public relations, and industry research.

After a company has become a client, the relationship is also handled by our client services team. The client services team maintains frequent dialogue with senior executives of our clients so we can better understand their patent risk profiles. We also proactively monitor litigation and patent sales activity related to each of our clients to help us direct our patent asset acquisition efforts. Our continued success and our ability to retain clients depend on our clients perceiving risk from NPEs and on our ability to demonstrate that our patent risk management services reduce their costs in patent matters.

Our client services team also provides clients with patent market intelligence and updates on our patent asset acquisitions over the term of their memberships. We provide this information through direct discussions with our clients and also share information with them through our proprietary web portal. We believe our frequent interactions allow us to optimize our patent asset acquisition decisions, thus supporting our client retention efforts.

Patent Asset Portfolio and Patent Asset Acquisition
We acquire patent assets that are being or may be asserted against current or prospective clients. As of December 31, 2017, we had deployed approximately $2.4 billion of our capital and the capital of our clients to acquire patent assets. Of this amount, deployment of our capital totaled approximately $1.1 billion. Since inception, approximately three-fourths of our $1.1 billion patent acquisition capital has been deployed for the purchase of patent rights and the balance deployed for the purchase of patents. Acquisitions of patent rights generally benefit only those operating companies that are clients at the time of the acquisition, whereas acquisitions of patents may benefit both current and future clients. Our patent asset acquisition efforts have been broadly diversified across the following market sectors: automotive, consumer electronics, personal computers, e-commerce, financial services, software, media content and distribution, mobile communications and handsets, networking and semiconductors.

The substantial majority of our 440 acquisitions through December 31, 2017 involved patent assets that we believed were relevant to multiple clients and/or prospective clients and were funded with our own capital resources. We occasionally identify patent assets that cost more than we are prepared to spend of our own capital resources or that may be relevant only to a very small number of clients. In these circumstances, we may structure and coordinate a transaction in which certain of our clients contribute funds that are in addition to their subscription fees in order to acquire those patent assets. We refer to such transactions as syndicated acquisitions. These syndicated acquisitions may secure rights just for those clients who elect to participate in the transaction or, if we contribute capital, may secure rights for all of our clients.

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

Our patent analysts, our patent acquisitions team, and our patent acquisitions approval committee employ a rigorous and disciplined approach to evaluating acquisition opportunities.

In situations where patents are already being asserted or litigated against our current or prospective clients, the evaluation process begins with a detailed review of the patents. Depending on the value of the transaction, the complexity of the evaluation process, the number of patent assets in the portfolio, and the quality of the information provided by the seller or plaintiff, the patent acquisition process can range from as short as several weeks to more than six months.

We believe our position as a leading acquirer of patent assets gives us extensive access and visibility into the patent market. We closely track patent assets that become available on the market and, as of December 31, 2017, we had reviewed more than 9,300 patent portfolios since our inception. We believe our position in the market gives us direct access to a diverse group of patent sources, including brokers, individuals, companies, universities and law firms, all of which are familiar with our approach and acquisition criteria. We believe this familiarity provides us early notice of patent portfolios that are entering the market.

Discovery Services Client Network
Historically, in-house corporate legal departments of major corporations and top-tier law firms have demonstrated the most significant need for our discovery services. We have key relationships with Fortune 500 and other large domestic and multinational corporations in a variety of industries including financial services, energy and utilities, healthcare and pharmaceuticals, technology, telecommunications, retailers, and others. We also provide services to Am Law 100 firms domestically, Magic Circle firms in the United Kingdom, and leading regional and specialty law firms domestically and internationally. As of December 31, 2017, we had over 1,000 discovery services clients.
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

In addition to competing for new clients, we also compete to acquire patent assets. Our primary competitors in the market for patent assets are other entities that seek to accumulate patent assets, including NPEs such as Wi-LAN, Allied Security Trust, and PanOptis. We also face competition for patent assets from operating companies, including current or potential clients that seek to acquire patents or license patent assets in connection with new or existing product offerings.

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

•	our ability to increase efficiency and expand our role in the patent market as our client network and capital available for patent asset acquisitions grows;

•	our access to data regarding our analysis of the patent market and patent litigation; and

•	our extensive patent market expertise, relationships, and transaction experience.

Discovery Services
The discovery services market is highly fragmented, extremely competitive, and continually changing as technology and the legal and regulatory environments evolve around the world. Our competitors include larger businesses that offer a distinct discovery service offering such as Epiq, KLDiscovery, Consilio, and FTI Consulting. We also compete with smaller regional discovery services businesses as well as discovery services practices inside large and mid-sized law firms and professional services firms. Competition is primarily based on quality of service, level of data security, geographic reach, technology innovation, and pricing. We believe we generally compete favorably with other discovery services in these factors.
Intellectual Property
We rely primarily on a combination of confidentiality, license and other contractual provisions and trademark, trade secret and copyright law to protect our proprietary intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use our technology. We rely on an internal team as well as third-party vendors and advisors to assist with the maintenance and prosecution of the patent assets and applications that we acquire.

Employees
As of December 31, 2017, we had 300 employees. Of the total employees, 111 are engaged in discovery services operations, 85 in sales, marketing and corporate development, 53 in legal, finance, and administration, 26 in patent acquisition and research, and 25 in system development and information technology. Of these employees, approximately 85% were employed in the United States and approximately 15% were employed internationally. None of our employees is represented by a labor union, and we consider current employee relations to be good.
Corporate Information
We were incorporated in Delaware in July 2008. Our principal executive offices are located at One Market Plaza, Suite 1100, San Francisco, California 94105. Our telephone number is (866) 779-7641. Our website address is www.rpxcorp.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

RPX ® and Rational Patent ® are registered trademarks of RPX Corporation. Any other trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

We have two operating segments: patent risk management and discovery services. A summary of our financial information by geographic location is found in Note 16, “Segment Reporting,” in the Notes to Consolidated Financial Statements in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" of this Annual Report.

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
Due to our limited operating history, our evolving business model and the unpredictability of our emerging industry, certain of our operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Many of the factors that cause these fluctuations are outside of our control. The amount we spend to acquire patent assets, the characteristics of the assets acquired and the timing of those acquisitions may result in significant quarterly fluctuations in our capital expenditures and our financial results, and the amount and timing of our membership sales may result in significant fluctuations in our cash flow on a quarterly basis. In addition, we do not believe that our rate of growth since inception is representative of anticipated future revenue growth, and we have experienced year-over-year declines in revenue in the most recent periods and may continue to experience year-over-year declines in the future. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

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

•
the emergence of commercially successful new technology sectors with exposure to patents; the availability of patent portfolios that apply to these products and services; and the aggressiveness of NPEs and other licensors in monetizing their portfolios;

•	our inability to effectively develop and implement new services that meet client requirements in a timely manner;

•
the addition or loss of discovery services clients and projects which are difficult to predict and may result in material changes in quarterly revenue and costs, and in particular a decrease in revenue during 2018;

•	non-renewals from existing clients for any reason;

•
changes in patent law and regulations and other legislation, as well as United States Patent and Trademark Office procedures or court rulings, that reduce the value of our services to our existing and potential clients;

•	our expansion into new international markets;

•
lower subscription fees from clients whose annual subscription fees decrease due to declining operating income or revenue of such clients, the effects of changes in foreign exchange rates, or decreased NPE risk;

•	changes in the accounting treatment associated with our acquisitions of patent assets and how we amortize those patent assets;

•	our inability to acquire patent assets that are being asserted or may be asserted against our clients due to lack of availability, unfavorable pricing terms or otherwise;

•	our lengthy and unpredictable membership sales cycle, including delays in potential clients’ decisions whether to subscribe to our patent risk management services;

•	our acquisition of patent assets with a shorter estimated useful life that increases our near-term patent asset amortization expense and decreases our earnings;

•	loss of clients, including through acquisitions or consolidations;

•	losses incurred as a result of claims made on insurance policies underwritten or assumed by us;

•	our inability to retain key personnel;

•	increases in operating expenses, including those attributable to additional headcount, or the costs of new business initiatives, and our acquisition of Inventus;

•	other matters related to our acquisition of Inventus and the expansion of our business into discovery services;

•	any significant changes in the competitive dynamics of our markets, including new competitors or substantial discounting of services that are viewed by our target markets as competitive to ours;

•	increases in the prices we need to pay to acquire patent assets;

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
We have derived substantially all of our revenue from the sale of memberships to our patent risk management services and we expect this will continue for the foreseeable future. As a result, widespread acceptance of these services is critical to our future success. The market for patent risk management services is evolving and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend, to a substantial extent, on the willingness of companies of all sizes to purchase and renew memberships as a way to reduce their patent litigation costs. If companies do not perceive the cost-savings benefits of patent risk management services, then wide market adoption of our patent risk management services will not develop, or it may develop more slowly than we expect. Either scenario would adversely affect our operating results in a significant way. Factors that may negatively affect wide market acceptance of these services, as well as our ability to obtain new clients and renew existing clients, include:

•	reduced assertions from non-practicing entities ("NPEs") or decreased patent licensing fees owed to NPEs;

•	limitations on the ability of NPEs to bring patent claims or limitations on the potential damages recoverable from such claims;

•	reduced cost to our clients of defending patent assertion claims;

•	uncertainty about our ability to significantly reduce patent litigation costs for a particular company;

•	lack of perceived relevance and value in our existing patent asset portfolio by existing or potential clients;

•	concerns by existing or potential clients about our future ability to obtain rights to patent assets that are being or may be asserted against them;

•	reduced incentives to renew memberships if clients have vested into perpetual licenses in all patent assets that they believe are materially relevant to their businesses;

•	lack of sufficient interest by mid- and small-size companies in our patent risk management or insurance offerings;

•	lack of expansion of technology and patent risk to markets that previously have not incorporated, but are currently incorporating, technology into businesses;

•	reduced incentive for companies to become clients because we do not assert our patent assets in litigation;

•	concerns that we might change our current business model and assert our patent assets in litigation;

•	budgetary limitations for existing or potential clients; and

•	the belief that adequate coverage for the risks and expenses we attempt to reduce is available from alternative products or services.

The success of our business depends on clients renewing their patent risk subscription agreements, and we do not have an adequate operating history to predict the rate of membership renewals. Any significant decline in our membership renewals could harm our operating results.
Our patent risk services clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. As of December 31, 2017, the weighted-average term of our subscription agreements with our current clients since the inception of those agreements was 2.3 years. As our overall membership base grows, we expect our rate of client renewals to decline compared to our historical rate. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements has decreased and may continue to decrease further. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

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
We acquired our first patent assets in September 2008, sold our first membership in October 2008, and sold our first insurance policy in August 2012. In addition, we acquired Inventus and its legal discovery services business in January 2016. The legal discovery services business is a relatively new business for us. Therefore, we have not only a limited operating history, but also a limited track record in executing our business model. Our future success depends on acceptance of our services by companies we target to become clients. Our efforts to sell our products to new and existing clients may not continue to be successful. We evaluate our business model from time to time in order to address the evolving needs of our clients and prospective clients, particularly in an industry that continues to develop and change. Our limited operating history may also make it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly changing industries. If we do not manage these risks successfully, our business and operating results will be adversely affected.

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
Subscription fees are typically reset annually based on a client’s reported revenue and operating income measured as of the end of its last fiscal year or reflect a fixed fee that is risk-adjusted for the client's patent risk profile. If a client pays a subscription fee based on our rate card and is not already paying the minimum due under that rate card experiences reduced operating results, its subscription fee for the next year will decline. As a result, our revenue stream may be affected by conditions outside of our control that impact the operating results of our clients.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers ("ASC 606") will have a material effect on our consolidated financial statements and may increase the variability of the revenue recognized from our patent risk management fees from period to period and may reduce the amount of revenue we recognize.
Through December 31, 2017, we recognized revenue in accordance with FASB ASC 605, Revenue Recognition (“ASC 605”) and related authoritative guidance. Effective January 1, 2018, we began recognizing revenue in accordance with ASC 606, which is explained further under the heading "Revenue from Contracts with Customers" in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" of this Annual Report. Our patent risk management revenue will be materially impacted by the adoption of this new standard due to the identification of multiple performance obligations from our patent risk management membership subscription and the timing and amount of recognition for these separable performance obligations. Specifically, we recognize separate performance obligations under the new standard for certain discrete patent assets transferred to our membership clients (referred to as a "catalyst license") as well as for access to the patent portfolio clients obtain when becoming a member or renewing membership (referred to as a "portfolio access license"). The revenue generated from these additional performance obligations will be recognized at a point in time under ASC 606 as licensing revenue whereas under ASC 605, we generally recognized these membership fees ratably over the term of the customer contract as subscription revenue. Additionally, we will determine whether revenue should be treated on a gross or net basis for these additional separable performance obligations which may result in revenue which is treated on a gross basis under ASC 605 to be treated on a net basis under ASC 606 which reduces our basis in our patent assets. Therefore, the adoption of ASC 606 will increase the variability of revenue recognized from our patent risk management services from period to period as well as reduce revenue and patent assets previously treated on a gross basis under ASC 605 that will be treated on a net basis under ASC 606.

We receive a significant amount of our revenues from a limited number of clients, and if we are not able to obtain membership renewals or continued engagements from these clients, our revenue may decrease substantially.
We receive a significant amount of our revenue from a limited number of clients. For example, during the year ended December 31, 2017, our 10 highest revenue-generating clients accounted for approximately 30% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients chooses not to remain a client, or if our fees from one of these clients decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

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

We recently announced a process to explore and evaluate strategic alternatives to maximize shareholder value, which may result in the use of a significant amount of our management resources or significant costs, and we may not be able to achieve any particular outcome or to fully realize the potential benefit of such alternatives.
In February 2018, we announced that the Board of Directors is conducting a process to explore and evaluate strategic alternatives to maximize shareholder value. The Board has not made any decisions related to any strategic alternatives at this time. No assurances can be made with regard to the timeline for completion of the strategic review, or whether the review will result in any particular outcome. This process may divert the attention of management and cause us to incur various expenses, whether or not any particular outcome is achieved.

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

•
incurrence of acquisition-related charges; for example, in connection with the preparation of our financial results for the fourth quarter of 2017, we recorded an impairment loss of $89.0 million relating to our discovery services goodwill;

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
Our success depends largely upon the continued services of our executive officers and other key personnel. We do not have employment agreements with any of our executive officers or other key management personnel that require them to remain our employees. Therefore, they could terminate their employment with us at any time without penalty. In 2017, a number of our key executive officers left RPX, including our previous chief executive officer, our previous executive vice president, our previous chief financial officer who had subsequently served in another executive role, the previous chief executive officer of Inventus, and our previous chief revenue officer. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees, including the recent loss of our previous chief executive officer and our other executive officers, and the resulting turnover in our executive management team could seriously harm our business.

Because we generally recognized revenue from membership subscriptions over the term of the membership under ASC 605 through December 31, 2017, upturns or downturns in membership sales may not be immediately reflected in our operating results. As a result, our future operating results may be difficult to predict.
Through December 31, 2017, under ASC 605, we generally recognized subscription fees received from clients ratably over the period of time to which those fees applied. Most of our clients are invoiced annually, and thus their fees were recognized as revenue over the course of 12 months under ASC 605. Consequently, a decline in new or renewed subscriptions in any one quarter will not be fully reflected in that quarter’s revenue and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure quickly to reflect this reduced revenue. Accordingly, the effect of either significant downturns in membership sales or rapid market acceptance of our services may not be fully reflected in our results of operations in the period in which such events occur. Our membership subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as subscription fees from new clients must generally be recognized over the applicable membership term. Effective January 1, 2018, we began recognizing subscription fees under ASC 606 which significantly impacts the timing of revenue recognized as compared to ASC 605 as discussed above.

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
If Congress, the U.S. Patent and Trademark Office or courts implement additional legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect the operating results and business model for NPEs. This, in turn, could reduce the value of our services to our current and potential clients. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, reductions in the cost to resolve patent disputes and other similar developments could negatively affect an NPE’s ability to assert its patent rights successfully, decrease the revenue associated with asserting or licensing an NPE’s patent rights and increase the cost or risk of bringing patent enforcement actions. As a result, assertions and the threat of assertions by NPEs may decrease. If this occurs, companies may seek to resolve patent claims on an individual basis and be less willing to subscribe to our services or renew their memberships. Furthermore, even if companies are interested in subscribing to our services or maintaining their memberships, companies may be unwilling to pay the subscription fees that we propose. Any of these events could result in a material adverse effect on our business and operating results.

In addition, future laws and regulations, or judicial interpretations thereof, could affect our discovery services clients and thus indirectly adversely affect our business. For example, changes to the Federal Rules of Civil Procedure regarding discovery of "electronically stored information" could result in a decreased need for discovery services. Any of these events could result in a material adverse effect on our business and operating results.

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

In addition to competing for new clients, we also compete to acquire patent assets. Our primary competitors in the market for patent assets are varied and include other entities that seek to accumulate patent assets, including NPEs such as Wi-LAN, Allied Security Trust, and PanOptis. In addition, many NPEs that compete with us to acquire patent assets have complicated corporate structures that include a large number of subsidiaries, so it is difficult for us to know how much capital the related entities have available to acquire patent assets. We also face competition for patent assets from operating companies, including operating companies that are current or prospective clients. Many of these operating companies have significantly greater financial resources than we have and can acquire patent assets at prices that we may not be able to pay.

In addition, the discovery services market is highly fragmented, extremely competitive, and continually changing as technology and the legal and regulatory environments evolve around the world. Our competitors include larger businesses that offer a distinct discovery service offering such as Epiq, KLDiscovery, Consilio, and FTI Consulting. We also compete with smaller regional discovery services businesses as well as discovery services practices inside large and mid-sized law firms and professional services firms. Many of our competitors in this market have a greater national and international presence, as well as have a significantly greater number of personnel, financial, technical, and marketing resources. In addition, these competitors may generate greater revenues and have greater name recognition than we do.

We expect to face more direct competition in the future in both our patent risk management business and legal discovery services business from other established and emerging companies. In addition, as a relatively new company in the patent risk management market and legal discovery services market, we have limited insight into trends that may develop and affect our businesses. As a result, we may make errors in predicting and reacting to relevant business trends, making us unable to compete effectively against others.

Our current or potential competitors in both our patent risk management business and legal discovery services businesses vary widely in size and in the scope and breadth of the products and services they offer. Many of our competitors have substantially greater financial resources and a larger client base and sales and marketing teams. The competition we face now and in the future could result in increased pricing pressure, reduced margins, increased sales and marketing expenses and a failure to increase, or the loss of, market share. We may not be able to maintain or improve our competitive position against our current or future competitors, and our failure to do so could seriously harm our business.

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

If we are not perceived as a trusted patent risk manager, our ability to maintain wide market acceptance will be harmed, and our operating results could be adversely affected.
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

If the value of our goodwill or intangible assets become materially impaired, we may be required to record a significant charge to earnings.
We test goodwill for impairment at least annually. If such goodwill is deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill is determined, which would negatively affect our results of operations. For example, in connection with the preparation of our financial results for the fourth quarter of 2017, we concluded that impairment losses of $94.1 million would be recorded in the financial information of the fourth quarter of the fiscal year ended December 31, 2017, $89.0 million of which relates to goodwill in our discovery services segment and the remaining impairment is associated with our cost method investments in our patent risk management segment.

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

If our security measures are breached or unauthorized access to customer data is otherwise obtained, our business may be perceived as not being secure, customers may reduce the use of or stop using our services and we may incur significant liabilities.
Our business involves the storage and transmission of our and our customers’ sensitive proprietary information. As a result, unauthorized access or security breaches could result in the loss of information, litigation, indemnity obligations and other liability. While we have security measures in place that are designed to protect customer information and prevent data loss and other security breaches, if these measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our data or our our customers’ data, we could face loss of business, regulatory investigations or orders, our reputation could be severely damaged, we could be required to expend significant capital and other resources to alleviate the problem, as well as incur significant costs and liabilities, including due to litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and costs for remediation and other incentives offered to customers or other business partners in an effort to maintain business relationships after a breach.

We cannot assure you that any limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security lapse or breach. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

Cyber-attacks and other malicious Internet-based activities continue to increase generally. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, third parties may attempt to fraudulently induce employees or users to disclose information to gain access to our data or our customers’ data. If any of these events occur, our or our customers’ information could be accessed or disclosed improperly. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our operating results.

Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our business and adversely affect our business.
Our business, particularly our discovery services business, may involve the collection, use and storage of certain types of personal or identifying information regarding our customers, their employees and partners. Federal, state and foreign government bodies and agencies have adopted, are considering adopting or may adopt laws and regulations regarding the collection, use, storage and disclosure of personal information obtained from consumers and individuals, such as compliance with the Health Insurance Portability and Accountability Act and the recently created EU-U.S. Privacy Shield. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our business and reduce overall demand or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Even the perception of privacy concerns, whether or not valid, may inhibit adoption of our business in certain industries.

All of these domestic and international legislative and regulatory initiatives may adversely affect our customers’ ability to process, handle, store, use and transmit demographic and personal information from their employees, customers and partners, which could reduce demand for our business. The European Union (“EU”) and many countries in Europe have stringent privacy laws and regulations, which may affect our ability to operate cost effectively in certain European countries. In particular, the EU has adopted the General Data Protection Regulation (“GDPR”) which will go into effect in early 2018 and contains numerous requirements and changes, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance before the effective date of the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the compliance cost, potential risk exposure, and uncertainty for these entities.

Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.
A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. The combined revenues from non-U.S. regions, based on the country in which the client is domiciled, constituted 41%, 42% and 36% of our total revenues for the fiscal years ended December 31, 2017, 2016 and 2015, respectively. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful in creating additional demand for our services outside of the United States or in effectively selling our services in all of the international markets we enter. There can be no assurance that we will be able to continue to grow our combined revenues from non-U.S. regions as a percentage of our total revenues. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•	the need to localize and adapt our services for specific countries, including translation into foreign languages and associated expenses;

•	data privacy laws that require customer data to be stored and processed in a designated territory;

•	difficulties in staffing and managing foreign operations and working with foreign partners;

•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;

•	new and different sources of competition;

•
weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

•	laws and business practices favoring local competitors;

•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions on the transfer of funds;

•
fluctuations in currency exchange rates, which could increase the price of our services outside of the United States, increase the expenses of our international operations and expose us to foreign currency exchange rate risk;

•	adverse tax consequences; and

•	unstable regional and economic political conditions.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international sales and operations. Our failure to manage any of these risks successfully, or to comply with these laws and regulations, could harm our operations, reduce our sales and harm our business, operating results and financial condition.

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
Since our initial public offering in May 2011, our stock price has traded as high as $31.41 per share and as low as $8.55 per share. Further, our common stock has a limited trading history and an active trading market for our common stock may not be sustained in the future. The market price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	variations in our financial condition and operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	addition or loss of significant clients;

•	adoption or modification of laws, regulations, policies, procedures or programs applicable to our business, including those related to the enforcement of patent claims;

•	announcements of technological innovations, new products and services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	factors regarding the previously-announced process to explore and evaluate strategic alternatives to maximize shareholder value;

•	recruitment or departure of members of our Board of Directors, management team or other key personnel;

•	market conditions in our industry;

•	the impact of macroeconomic, market, and political factors and trends, including in light of Brexit, and other recent political developments;

•	price and volume fluctuations in the overall stock market or resulting from inconsistent trading volume levels of our shares;

•	lawsuits threatened or filed against us;

•	any change in our quarterly dividend or stock repurchase program;

•	sales of our common stock by us or our stockholders; and

•	the opening or closing of our employee trading window.

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
On October 30, 2017, we announced that we will pay a quarterly cash dividend of $0.05 per share, the first of which we paid on December 5, 2017, to shareholders of record on November 20, 2017. Previously, we had never declared or paid cash dividends on our common stock. Our quarterly dividend is new and modest in amount. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the primary way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Item 1B.	Unresolved Staff Comments.
None

Item 2.	Properties.
Our properties consist of leased office facilities for sales, support, administrative, and other functions. We currently lease approximately 49,000 square feet of office space for our corporate headquarters in one location in San Francisco, California pursuant to a lease agreement that expires in October 2019. We also lease other facilities for current use consisting of approximately 69,000 square feet in the United States and abroad. Less than 20% of our total leased space is sublet. We believe that our current facilities are suitable and adequate to meet our current needs. We believe that suitable additional or substitute space will be available as needed to accommodate any potential expansion of our operations.

Item 3.	Legal Proceedings.
From time to time, we may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or contingencies was recorded as of December 31, 2017.

In June 2013, Kevin O’Halloran, as Trustee of the Liquidating Trust of Tectonics, Inc. (the “Debtor”), filed a complaint in the U.S. Bankruptcy Court for the Middle District of Florida against the Company and Harris Corporation (the “Defendants”). The complaint alleges that the Defendants are liable under federal and state bankruptcy law regarding fraudulent transfers for the value of a patent portfolio purchased by the Company from Harris Corporation pursuant to an agreement entered into in January 2009, and within four years of the date the Debtor filed its petition in bankruptcy. In February 2015, the Court held a trial and in November 2015 entered judgment in favor of the Defendants. In December 2015, the Debtor filed an appeal of the judgment to the U.S. District Court for the Middle District of Florida. In August 2016, the District Court affirmed the judgment in favor of the Defendants. In September 2016, the Debtor filed an appeal of the judgment to the U.S. Court of Appeals for the Eleventh Circuit. The appellate briefing was completed in January 2017, and oral argument occurred on December 14, 2017. The Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can it estimate the potential loss or range of the potential loss that may result from this litigation.

In March 2012, Cascades Computer Innovations LLC filed a complaint in U.S. District Court for the Northern District of California (the “District Court”) against the Company and five of its clients (collectively the “Defendants”). The complaint alleges that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The complaint further alleged that after the Company terminated its negotiations with the plaintiff to license certain patents held by the plaintiff, the Defendants violated the law by jointly refusing to negotiate or accept licenses under the plaintiff’s patents. The plaintiff sought unspecified monetary damages and injunctive relief. In January 2013, the District Court dismissed the complaint against the Defendants and granted the plaintiff leave to amend its complaint. In February 2013, the plaintiff filed an amended lawsuit alleging that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. In April 2016, the District Court entered a final judgment in favor of the Defendants on all the plaintiff's claims. In April 2016, the plaintiff filed an appeal of the judgment. On December 11, 2017, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court in full, and the order took effect on January 2, 2018.

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

	High	Low
For the year ended December 31, 2016:
First Quarter	$11.66	$9.41
Second Quarter	11.48	8.71
Third Quarter	11.31	9.10
Fourth Quarter	11.35	9.28
For the year ended December 31, 2017:
First Quarter	$12.38	$10.49
Second Quarter	14.22	11.97
Third Quarter	14.25	12.34
Fourth Quarter	14.23	12.57
Holders
At February 23, 2018, there were 14 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.
Dividends
During the fourth quarter of 2017, we announced a regular quarterly cash dividend of $0.05 per share of common stock, the first of which was paid in December 2017. Prior to this announcement, we had never declared or paid any cash dividends on our capital stock. We expect to pay quarterly dividends of $0.05 per share of common stock, subject to announcement by our Board of Directors.

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

The following graph shows the value of an investment of $100 in our common stock, the NASDAQ Composite Index, and the NASDAQ-100 Technology Sector Index for each of the last five years, assuming the reinvestment of any dividends. The comparisons shown in the graph are based upon historical data and we caution that the stock price performance shown in the graph is neither indicative of, nor intended to forecast, the potential future performance of our stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$350
$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
RPX Corporation
NASDAQ Composite
NASDAQ 100 Technology Sector

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended December 31, 2017 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
October 31, 2017	51,895	$13.40	51,895	$56,399,777
November 30, 2017	74,809	12.90	74,809	55,434,742
December 31, 2017	—	—	—	55,434,742
	126,704		126,704
(1) On February 10, 2015, we announced that our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $75.0 million of our outstanding common stock with no expiration date from the date of authorization. In March 2016 and May 2016, we increased our share repurchase program by $25 million and $50 million, respectively, for a total amount authorized of $150 million. As of December 31, 2017, we had repurchased $94.6 million of our outstanding common stock under the program. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Our share repurchase program does not obligate us to acquire any specific number of shares.

Item 6.	Selected Consolidated Financial Data.
The selected consolidated financial data for the years ended December 31, 2017, 2016 and 2015, as well as the consolidated balance sheet data as of December 31, 2017 and 2016, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for years ended December 31, 2014 and 2013 as well as the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2017 (1)	2016 (2)	2015	2014	2013
	(in thousands, except per share data)
Revenue	$330,457	$333,107	$291,881	$259,335	$237,504
Cost of revenue	203,709	197,262	148,858	124,435	110,771
Selling, general and administrative expenses	90,507	100,457	77,428	71,679	62,525
Impairment losses	94,051	—	—	—	—
(Gain) loss on sale of patent assets, net	—	—	(592)	(707)	126
Operating income (loss)	(57,810)	35,388	66,187	63,928	64,082
Interest and other income (expense), net	(1,255)	(3,079)	(688)	354	213
Income (loss) before provision for income taxes	(59,065)	32,309	65,499	64,282	64,295
Provision for income taxes	20,078	14,074	26,077	24,941	23,512
Net income (loss)	$(79,143)	$18,235	$39,422	$39,341	$40,783

Net income (loss) available to common stockholders:
Basic	$(79,143)	$18,235	$39,422	$39,341	$40,763
Diluted	$(79,143)	$18,235	$39,422	$39,341	$40,763
Net income (loss) available to common stockholders per common share:
Basic	$(1.61)	$0.36	$0.72	$0.74	$0.78
Diluted	$(1.61)	$0.36	$0.71	$0.72	$0.76
Weighted-average shares used in computing net income (loss) available to common stockholders per common share:
Basic	49,240	50,462	54,432	53,444	51,956
Diluted	49,240	51,001	55,410	54,818	53,652

Dividends declared per common share	$0.05	$—	$—	$—	$—

	As of December 31,
	2017 (1)	2016 (2)	2015	2014	2013
	(in thousands)
Cash, cash equivalents, and short-term investments	$157,165	$190,988	$325,998	$317,533	$290,722
Patent assets, net	163,048	212,999	254,560	236,349	219,954
Total assets	550,830	735,289	658,561	642,064	588,801
Deferred revenue, including current portion	106,868	130,408	115,652	136,209	137,743
Notes payable and other deferred payment obligations, including current portion	—	—	2,383	—	500
Long-term debt, including current portion	—	94,584	—	—	—
Total liabilities	141,075	261,008	142,082	157,019	163,878
Total stockholders’ equity	409,755	474,281	516,479	485,045	424,923
(1) In February 2018, we concluded that impairment losses of $94.1 million would be recorded in the financial information of the three months and fiscal year ended December 31, 2017, $89.0 million of which relates to goodwill in our discovery services segment and the remaining impairment is associated with our cost method investments in our patent risk management segment. Our conclusion on goodwill impairment was made in connection with our annual impairment testing of goodwill which resulted in the carrying values exceeding the fair values primarily due to (1) decreased expected future cash flows from pricing pressures and competition in the discovery services marketplace as well as significant fluctuations due to the project-based nature of these cash flows, and (2) a decrease in estimated peer company values. No cash expenditures are anticipated as a result of the impairment losses.
(2) In January 2016, we acquired Inventus Solutions, Inc., which is included in our selected consolidated financial data as of the acquisition date.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions which, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the “Exchange Act.” Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. Forward-looking statements include statements regarding our business strategies and business model, products, benefits to our clients, future financial results and expenses, our acquisition of Inventus Solutions, Inc. ("Inventus"), our patent acquisition spending, our competitive position, and the previously announced process to explore and evaluate strategic alternatives to maximize shareholder value. These statements are based on the beliefs and assumptions of our management based on information currently available. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

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

Patent Risk Management
We serve as a trusted intermediary in the patent marketplace. Our business model aligns our interests with those of our clients, with whom we have developed trusted relationships. Our patent risk management services clients include companies that design, make, or sell technology-based products and services as well as companies that use technology in their businesses, and who face legal claims for patent infringement. We have not asserted and will not assert our patents. We have a unique ability to confer and consult with our clients about mitigating their risk of patent litigation. In exchange for an upfront annual subscription fee, we provide the following to our patent risk management clients throughout their memberships:

•	the review and analysis of patents offered for sale, including analysis of patent quality, validity, and commercial significance;

•	defensive patent acquisition, by which we acquire patents and patent rights on behalf of all of our patent risk management clients;

•	facilitation of syndicated transactions;

•	prior art searches;

•	proprietary periodic analysis and publication of patent market trends;

•	the tracking of all US patent applications and issuances, patent litigation activity, and associated parties; and

•	publication and provision of patent-related data to governmental and regulatory bodies to inform public policy discussion about patent reform and trends.

Access to these services is available primarily through discussions with our professionals—particularly client services and our team of patent experts, as well as through a proprietary database, and attendance of regularly scheduled conferences.

Insuring against the costs of patent infringement litigation is a natural extension of our patent risk management membership. Our patent infringement litigation expense insurance is a liability insurance policy for operating companies that covers certain costs associated with patent infringement lawsuits. We assume some portion of the underwriting risk on the insurance policies that we issue on behalf of third party underwriters. To date, the effect of the insurance policies that we have issued or assumed through our reinsurance business was not material to our results of operations or financial condition.

During the year ended December 31, 2017 and 2016, revenue from our patent risk management services was $252.3 million and $267.0 million, respectively.

As of December 31, 2017, our patent risk management segment had more than 330 clients, consisting of our patent risk management network members and insurance clients. We provide patent risk management services to 450 companies, including those insured under policies sold to venture funds and industry trade associations. During the year ended December 31, 2017, we completed 55 acquisitions of patent assets and our gross and net patent acquisition spend totaled $179.9 million and $106.0 million, respectively. From our inception through December 31, 2017, we have completed 440 acquisitions of patent assets with gross and net patent acquisition spend of $2.4 billion and $1.1 billion, respectively.

Discovery Services
Through our wholly owned subsidiary Inventus, in 2016 we began offering technology-enabled discovery services to assist leading law firms and corporate legal departments manage costs and risks related to the legal discovery process. Our discovery service offering focuses on the process of consolidation and organization of data into meaningful discovery information powered by a mix of third-party and proprietary software. This allows our discovery services clients to efficiently manage a portfolio of legal discovery matters in a central location.

Our more than 1,000 discovery services clients in over a dozen countries benefit from our discovery services, which includes data hosting and backup, data processing and collection, project management, document review, and traditional document production. All of these services are designed to streamline the administration of litigation, investigations, and regulatory compliance. During the year ended December 31, 2017 and 2016, revenue from our discovery services was $78.2 million and $66.1 million, respectively. Certain of our discovery services operations are denominated in currencies other than the U.S. dollar, primarily the British pound sterling and the Euro, and therefore these operations are exposed to foreign exchange rate fluctuations.
Key Components of Results of Operations
Revenue
Subscription revenue includes membership subscriptions to our patent risk management services, premiums earned, net of ceding commissions, from insurance policies, and management fees related to our insurance business. Historically, the majority of our revenue has consisted of fees paid by our clients under subscription agreements. Our subscription revenue will be positively or negatively impacted by the financial performance of our patent risk management clients on our rate card since their subscription fees typically reset annually based upon their most recently reported annual financial results.

Through December 31, 2017, we recognized revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”) and related authoritative guidance. Effective January 1, 2018, we began recognizing revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers ("ASC 606"), which is explained further under the heading "Revenue from Contracts with Customers" in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" of this Annual Report. Our patent risk management revenue subscription revenue and fee-related revenue will be materially impacted by the adoption of this new standard due to the identification of multiple performance obligations from our patent risk management membership subscription and the timing and amount of recognition for these separable performance obligations. Specifically, we recognize separate performance obligations under the new standard for certain discrete patent assets transferred to our membership clients (referred to as a "catalyst license") as well as for access to the patent portfolio clients obtain when becoming a member or renewing membership (referred to as a "portfolio access license"). The revenue generated from these additional performance obligations will be recognized at a point in time under ASC 606 as licensing revenue whereas under ASC 605, we generally recognized these membership fees ratably over the term of the customer contract as subscription revenue. Additionally, we will determine whether revenue should be treated on a gross or net basis for these additional separable performance obligations which may result in revenue which is treated on a gross basis under ASC 605 to be treated on a net basis under ASC 606 which will cause a reduction in basis in our patent assets.

Therefore, the adoption of ASC 606 increases the variability of revenue recognized from our patent risk management services from period to period as well as reduces revenue and patent assets, including amortization of these patent assets, previously treated on a gross basis under ASC 605 that will be treated on a net basis under ASC 606.

In August 2012, we launched our insurance product and started to recognize insurance premium revenue from the insurance policies that we underwrite. As the primary insurer, we had been recognizing the full insurance premium as revenue. In May 2014, we began to assume a portion of the underwriting risk on insurance policies that we issue on behalf of third party underwriters, and as a result we recognize only the portion of the underwriting risk that we assume. In addition, we receive management fees for marketing, underwriting, and claims management services. Although we expect this revenue to increase as we sell more insurance policies in the future, to date, insurance premium revenue has not material to our results of operations.

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

Our cost of revenue from our patent risk management services is primarily driven by the amortization of previously acquired patent assets, which are typically amortized over an estimated useful life of 24 to 60 months. From time to time, we may acquire patent assets that are valuable to our clients and prospects with an estimated useful life that is significantly less than the historical weighted-average of patent assets previously acquired, resulting in increased patent asset amortization expense in periods immediately following the acquisition. Estimating the economic useful lives of our patent assets depends on various factors including whether we acquire patents or licenses to patents, and the remaining statutory life of the underlying patents, either of which could result in shorter amortization periods. We believe that amortization periods of patent assets to be acquired in future periods may be amortized over shorter periods than the historical weighted-average of 38 months, which will cause our cost of revenue to increase. Our cost of revenue from our patent risk management services may fluctuate in the future as it is dependent on the level of patent asset purchases, the amortization period of the patent assets we acquire, and the level of insurance policies we write.

As mentioned above, effective January 1, 2018, we began recognizing revenue under ASC 606, under which we will determine whether revenue should be treated on a gross or net basis for additional separable performance obligations which may result in revenue which is treated on a gross basis under ASC 605 to be treated on a net basis under ASC 606. Revenues that are treated on a net basis under ASC 606 will reduce the basis in our patent assets, and therefore we expect the adoption of ASC 606 to reduce our amortization expense related to our patent assets which is recorded in cost of revenue.

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of salaries and related expenses, including stock-based compensation expense, amortization related to our intangible assets, cost of marketing programs, legal costs, professional fees, travel costs, facility costs and other corporate expenses. Our selling, general and administrative expenses could fluctuate from period to period.

Impairment Losses
Impairment losses consist of impairment charges related to our discovery services goodwill as well as our cost method investments. We do not expect these impairment losses to be recurring in nature, however, we may recognize additional impairment losses in the future if we determine the carrying values of our recorded assets to not be recoverable which is impacted by a number of factors including general economic conditions, changes in the competitive landscape, and our operational performance in the future.

Interest and Other Income (Expense), Net
Interest and other income (expense), net consists of interest income earned on our cash, cash equivalents and short-term investments, interest expense incurred on our term debt, gains or losses due to foreign currency fluctuations, as well as changes in fair value of our deferred payment obligations. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, Japanese yen, and Euro relative to the U.S. dollar. We expect our interest expense to decrease in the future as we paid down the outstanding balance of our Term Facility in full in November 2017 and terminated the Credit Agreement in December 2017.

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

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other changes is a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the reduction in the corporate income tax rate, we were required to remeasure our net deferred tax asset as of December 31, 2017, which resulted in a reduction in the deferred tax asset value of approximately $14.4 million, offset by a change in valuation allowance of $1.0 million, which resulted in a deferred tax expense of $13.4 million. We expect our effective tax rate to increase in the future due to our inability to utilize foreign tax credits as well as the tax treatment of these foreign tax credits under the Tax Cuts and Jobs Act.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the 2017 Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Cuts and Jobs Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.
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

We believe that, of our significant accounting policies, which are described in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" of this Annual Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition
Through December 31, 2017, we recognized revenue in accordance with ASC 605 and related authoritative guidance, our policy on which is included below. Effective January 1, 2018, we began recognizing revenue in accordance with ASC 606 which is explained further under the heading "Revenue from Contracts with Customers" in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" of this Annual Report.

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

•
Seller’s price to the buyer is fixed or determinable. Each client’s annual subscription fee is based either on a rate card in effect at the time of the client’s initial agreement or through a fixed fee which is risk-adjusted based on the client's specific patent risk profile. A client’s subscription fee on rate card is generally determined using its rate card and its normalized operating income, which is defined as the greater of (i) the average of its operating income for the three most recently reported fiscal years and (ii) 5% of its revenue for the most recently reported fiscal year. The fee for the first year of the agreement is typically determined and invoiced at the time of contract execution. The fee for each subsequent year of the agreement is generally calculated and invoiced in advance prior to each anniversary date of the agreement.

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

•
our inventory risk in the transaction, which is typically mitigated, as our clients often enter into contractual obligations with us prior to or contemporaneous with entering into a contractual obligation with the seller;

•	we have pricing latitude as we negotiate client contributions, however, this latitude is often limited as the economics of the transaction ultimately depend on the sales price set by the seller;

•
we are not involved in the determination of the product or service specification and has no ability to change the product or perform any part of the service in connection with these transactions, as the seller owns the underlying patent(s); and

•
our credit risk taken on the transaction, which is generally limited as each respective client has a contractually binding obligation, such clients are generally of high credit quality and in some instances, we collect the client contribution prior to making a payment to the seller.

In certain syndicated transactions, we may recognize revenue upon the sale of licenses to specific patent assets and/or upon completion of the rendering of advisory services.

Revenue recognition for arrangements with multiple deliverables. A multiple-element arrangement may include the sale of a subscription to our patent risk management services and an insurance policy to cover certain costs associated with patent infringement litigation, each of which are individually considered separate units of accounting. Each element within a multiple-element arrangement is accounted for as a separate unit of accounting given that the delivered products have value to the customer on a standalone basis. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor. The delivery of insurance coverage is not dependent on a client’s subscription to our patent risk management services. While we believe our insurance product offering is unique, our clients are able to purchase insurance coverage as a standalone product from other providers. We sell the components of our patent risk management services on a standalone basis. To date, the effect of the insurance policies that we have assumed through our reinsurance business has not been material to our results of operations, financial condition, or cash flows.

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

We determine the relative selling price for a discovery services deliverable based on its VSOE, if available, or its best estimate of selling price, if VSOE is not available. We have determined that third-party evidence is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third-party pricing information. We allocate revenue to the various units of accounting in our arrangements based on the BESP for each unit of accounting, which are consistent with the stated prices in those arrangements.

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

Because each client generally receives a license to the majority of our patent assets, we are unable to reliably determine the pattern over which our patent assets are consumed. As a result, we amortize each patent asset on a straight-line basis. The amortization period is equal to the asset’s estimated economic useful life. Estimating the economic useful life of patent assets requires significant management judgment. We consider various factors in estimating the economic useful lives of our patent assets, including the remaining statutory life of the underlying patents, the applicability of the assets to future clients, the vesting period for current clients to obtain perpetual licenses to such patent assets, any contractual commitments by clients that are related to such patent assets, our estimate of the period of time during which we may sign subscription agreements with prospective clients that may find relevance in the patent assets, and the remaining contractual term of our existing clients at the time of acquisition. In certain instances, where we acquire patent assets and secure related client committed cash flows that extend beyond the statutory life of the underlying patents, the useful life may extend beyond the statutory life of the patent assets. As of December 31, 2017, the estimated economic useful life of our patent assets generally ranged from 24 to 60 months. The weighted-average estimated economic useful life of patent assets acquired since inception was 38 months. The weighted-average estimated economic useful life of patent assets acquired during the year ended December 31, 2017 was 25 months. We periodically evaluate whether events and circumstances have occurred that may warrant a revision to the remaining estimated useful life of our patent assets.

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

In instances where we sell patent assets, the amount of consideration received is compared to the asset’s carrying value to determine and recognize a gain or loss on the sale.

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

Gains and losses from foreign currency transactions are recognized in other income (expense), net in the consolidated statements of operations.

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

The fair value of stock options is estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value of RSUs is estimated based on the fair market value of our common stock on the date of grant. For stock options and RSUs, the fair value of the award is recognized as compensation expense on a straight-line basis over the requisite service period. Through 2016, forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Starting in 2017, forfeitures are recognized as they occur as a reduction to compensation expense.

The fair value of PBRSUs with performance conditions is estimated as of the grant date by reference to the fair value of the underlying shares on the date of grant. The fair value of PBRSUs with market conditions is estimated as of the date of grant using the Monte-Carlo simulation model. For PBRSUs, stock-based compensation expense is recognized over the derived service period for each tranche (or market or performance condition). Because our PBRSUs have multiple derived service periods, we use the graded-vesting attribution method. The graded vesting attribution method requires a company to recognize compensation expense over the requisite service period for each vesting tranche of the award as though the award were, in substance, multiple awards. The compensation expense for PBRSUs with market conditions will only be reversible if the employee terminates prior to completing the requisite service periods for these awards (i.e., compensation expense will not be reversed if the market condition is not met). For PBRSUs that include performance conditions, we only recognize compensation expense for those awards for which vesting is determined to be probable upon satisfaction of certain performance criteria.

Estimates of the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option-pricing model and a Monte-Carlo simulation model, are affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. We calculate the expected term for stock options based on historical exercise patterns and post-vesting termination behavior. Volatility is calculated based on the implied volatility of our publicly traded stock. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

As of December 31, 2017, there was $25.4 million of unrecognized compensation cost related to RSUs, including PBRSUs, which is expected to be recognized over a weighted-average period of 2.5 years. Compensation costs related to stock options have been fully recognized.

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. Judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. We applied a valuation allowance of $2.8 million and $0.9 million against our deferred tax balances at December 31, 2017 and 2016, respectively.

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

Our effective tax rate could be adversely affected by changes in federal, state or foreign tax laws, certain non-deductible expenses arising from stock-based awards and changes in accounting principles. Our 2013 through 2017 tax periods are open to examination by the Internal Revenue Service and most state tax authorities. The Internal Revenue Service's examination of Inventus's federal income tax return for fiscal year 2013 was closed during the three months ended March 31, 2017 with no material adjustments. Our 2015 through 2016 tax periods remain open to examination in the United Kingdom.

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

Impairment of Long-Lived Assets
We assess the recoverability of our long-lived assets, which includes our patent assets, other intangible assets and property and equipment, when events or changes in circumstances indicate their carrying value may not be recoverable.

Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset or a current expectation that, more-likely-than-not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We license a majority of our portfolio of patent assets to all of our membership clients and thus we view these assets as a single asset group. We assess recoverability of a long-lived asset by determining whether the carrying value of these assets can be recovered through projected undiscounted cash flows. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, and is recorded as the amount by which the carrying value exceeds the estimated fair value. An impairment loss is charged to operations in the period in which we determine such impairment. To date, no impairments of long-lived assets have been identified.

Goodwill
We review goodwill for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. A company may first assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment. If the quantitative goodwill impairment test is performed, we compare the fair value of the reporting unit with its carrying amount. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired and current clients, acquired technology, and trade names from a market participant perspective, useful lives, and discount rates. If the carrying amount of a reporting unit exceeds its fair value, any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment charge, and the carrying value of goodwill is written down to fair value.

We performed our 2017 annual goodwill impairment test using a quantitative approach for our discovery services reporting units and a qualitative approach for our patent risk management business. The quantitative approach used for our discovery services segment includes comparing the carrying value to the fair values of each reporting unit using a discounted cash flow methodology with a comparable business approach which utilizes Level 3 inputs. Cash flow projections are based on our estimates of growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting units' ability to execute on the projected cash flows.These tests resulted in the carrying values of our discovery services reporting units exceeding the fair values primarily due to (1) decreased expected future cash flows from pricing pressures and competition in the discovery services marketplace as well as significant fluctuations due to the project-based nature of these cash flows, and (2) a decrease in estimated peer company values. As a result, we recognized a goodwill impairment loss of $89.0 million in our consolidated statement of operations during the three months ended December 31, 2017. No other goodwill impairment charges were recorded as a part of our annual impairment analyses, however, additional declines in expected cash flows may further impair our goodwill in the future.

Other Assets
Our other assets consist primarily of cost method investments that are long term in nature. We review these investments for recoverability using Level 3 inputs and if a decline in fair value is considered to be other-than-temporary, an impairment loss is recorded in the consolidated statements of operations. During the three months and year ended December 31, 2017, we recorded an impairment loss of $5.0 million related to these cost method investments reducing the recorded value to its new amortized cost basis which represents its estimated fair value of $0.6 million.

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

Loss expense for known and incurred but not reported claims are charged to earnings after deducting recoverable amounts under our reinsurance contract. Loss expense for known and incurred but not reported claims associated with policies that we issued on behalf of third party underwriters are charged to earnings for the portion of the underwriting risk that we assume.

Results of Operations
The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Year Ended December 31,
	2017	2016	2015
Revenue
Patent risk management	$252,253	$266,995	$291,881
Discovery services	78,204	66,112	—
Total revenue	330,457	333,107	291,881
Cost of revenue
Patent risk management	161,409	163,865	148,858
Discovery services	42,300	33,397	—
Total cost of revenue	203,709	197,262	148,858
Selling, general and administrative expenses
Patent risk management	63,795	76,467	77,428
Discovery services	26,712	23,990	—
Total selling, general and administrative expenses	90,507	100,457	77,428
Impairment losses
Patent risk management	5,016	—	—
Discovery services	89,035	—	—
Total impairment losses	94,051	—	—
Gain on sale of patent assets, net	—	—	(592)
Operating income (loss)
Patent risk management	22,033	26,663	66,187
Discovery services	(79,843)	8,725	—
Total operating income (loss)	(57,810)	35,388	66,187
Interest and other income (expense), net	(1,255)	(3,079)	(688)
Income (loss) before provision for income taxes	(59,065)	32,309	65,499
Provision for income taxes	20,078	14,074	26,077
Net income (loss)	$(79,143)	$18,235	$39,422

The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of total revenue.

	Year Ended December 31,
	2017	2016	2015
Revenue
Patent risk management	76%	80%	100%
Discovery services	24	20	—
Total revenue	100	100	100
Cost of revenue
Patent risk management	49	49	51
Discovery services	13	10	—
Total cost of revenue	62	59	51
Selling, general and administrative expenses
Patent risk management	19	23	27
Discovery services	8	7	—
Total selling, general and administrative expenses	27	30	27
Impairment losses
Patent risk management	2	—	—
Discovery services	27	—	—
Total impairment losses	29	—	—
Gain on sale of patent assets, net	—	—	—
Operating income (loss)
Patent risk management	7	8	23
Discovery services	(24)	3	—
Total operating income (loss)	(17)	11	23
Interest and other income (expense), net	—	(1)	—
Income (loss) before provision for income taxes	(18)	10	22
Provision for income taxes	6	4	9
Net income (loss)	(24)%	6%	13%

Years Ended December 31, 2017 and 2016
Revenue
The following table sets forth our total revenue for each of the periods indicated, including revenue by segment (in thousands):

	Year Ended December 31,
	2017	2016
Revenue
Subscription revenue	$246,845	$255,433
Fee-related revenue	5,408	11,562
Total patent risk management revenue	252,253	266,995
Discovery services	78,204	66,112
Total revenue	$330,457	$333,107
Our revenue for the year ended December 31, 2017 was $330.5 million compared to $333.1 million during the same period a year prior, a decrease of $2.6 million, or 1%. Subscription revenue — which includes membership subscription to our patent risk management services, premiums earned, net of ceding commissions, and management fees from insurance policies — for the year ended December 31, 2017 was $246.8 million compared to $255.4 million for the year ended December 31, 2016. The decrease in subscription revenue was primarily attributable to a net decrease in membership fees and insurance premiums of $17.6 million from clients who joined our network prior to December 31, 2016, and in certain cases, may no longer be a part of our network as of December 31, 2017. This decrease in subscription revenue was partially offset by a net increase in membership fees and insurance premiums of $9.0 million from new clients who joined our network subsequent to December 31, 2016. As of December 31, 2017 we provided patent risk management services to approximately 450 companies, including those insured under policies sold to venture funds and industry trade associations, as compared to approximately 348 companies as of December 31, 2016.

Discovery revenue, which includes fees generated from data collection, hosting and processing, project management, and document review services, was $78.2 million for the year ended December 31, 2017 compared to $66.1 million in the same period a year prior. The increase in discovery revenue was primarily attributable to an increase of $9.4 million in fees generated from document review services and an increase of $2.6 million in hosting and processing services provided during the year ended December 31, 2017 as compared to the year prior.

Revenue for the year ended December 31, 2017 also included $5.4 million of fee-related revenue as compared to $11.6 million in the same period in 2016. This decrease in fee-related revenue was primarily attributable to a decrease in sale of perpetual licenses.

Cost of Revenue
Our cost of revenue for the year ended December 31, 2017 was $203.7 million compared to $197.3 million during the same period a year prior, an increase of $6.4 million, or 3%. Cost of revenue from our patent risk management services was $161.4 million for the year ended December 31, 2017 compared to $163.9 million for the year ended December 31, 2016. The decrease in cost of revenue from our patent risk management services was primarily attributable to a $3.0 million decrease in patent amortization expense as a result of a decrease in our patent assets acquired during the year ended December 31, 2017 when compared to the prior year period.

Cost of revenue from our discovery services for the year ended December 31, 2017 was $42.3 million compared to $33.4 million during the same period a year prior, an increase of $8.9 million, or 27%. The increase in our cost of revenue from our discovery services was primarily attributable to an increase of $7.0 million in third-party contractor and personnel-related costs, including stock-based compensation, as well as a $0.7 million increase in software license fees during the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Selling, General and Administrative expenses
Our selling, general and administrative expenses for the year ended December 31, 2017 were $90.5 million compared to $100.5 million during the same period a year prior, a decrease of $10.0 million or 10%. Our selling, general and administrative expenses for our patent risk management services for the year ended December 31, 2017 were $63.8 million compared to $76.5 million during the year ended December 31, 2016. This decrease was primarily attributable to an $8.1 million decrease in personnel-related costs, including stock-based compensation, primarily due to executive management changes during the three months ended March 31, 2017 as well as decreases in headcount during the year ended December 31, 2017 as compared to the year ended December 31, 2016. The decrease in our selling, general and administrative expenses for our patent risk management services was also due to a decrease of $2.0 million in professional services fees, $1.5 million decrease in depreciation and amortization on our fixed and intangible assets, and a $0.7 decrease in rent expense and related facility costs.

Selling, general and administrative expenses from our discovery services for the year ended December 31, 2017 were $26.7 million compared to $24.0 million for the year ended December 31, 2016. The increase in selling, general and administrative expense from our discovery services was primarily attributable to a $2.7 million increase in personnel-related costs, including stock-based compensation, due to increases in headcount.

Impairment losses
For the year ended December 31, 2017, our annual goodwill impairment tests resulted in the carrying value of our discovery services reporting units exceeding the fair value primarily due to (1) decreased expected future cash flows from pricing pressures and competition in the discovery services marketplace as well as significant fluctuations due to the project-based nature of these cash flows, and (2) a decrease in estimated peer company values. As a result, we recognized a goodwill impairment loss of $89.0 million in our consolidated statement of operations for the three months ended December 31, 2017. No other goodwill impairment losses were recorded as a part of our annual impairment analyses. During our review of the recoverability of our cost method investments during the year ended

December 31, 2017, we also recognized a $5.0 million impairment loss related to our patent risk management cost method investments due to a decline in fair value that we concluded was other-than-temporary.

Interest and Other Income (Expense), Net
Our interest and other expense, net for the year ended December 31, 2017 was $1.3 million compared to interest and other expense, net of $3.1 million during the same period a year prior, a decrease of $1.8 million. The decrease was primarily due to a $5.1 million increase of realized and unrealized foreign currency gains, a $0.5 million increase in interest income generated from our short-term investments, and a $0.2 million decrease in realized losses on exchange of our short-term investments. These were partially offset by a decrease of $1.9 million in fair value adjustments on our deferred payment obligations, $1.3 million of accelerated debt issuance costs in 2017 as a result of paying down our term debt, a decrease of $0.5 million of gains related to the extinguishment of our deferred payment obligations, and a $0.3 million increase in interest expense incurred on our term debt.

Provision for Income Taxes
Our provision for income taxes was $20.1 million and $14.1 million for the years ended December 31, 2017 and 2016, respectively, an increase of $6.0 million or 43%. This increase was primarily due to increases in our deferred tax expense from the impacts of the Tax Cuts and Jobs Act related to the required remeasurement of our deferred tax assets using the revised federal tax rate of 21% as well as the impact of the deemed repatriation toll charge. Based on available information, we believe it is more-likely-than-not that our deferred tax assets will be fully realized with the exception of a portion related to our generated capital losses and foreign tax credits. Accordingly, we applied a valuation allowance against our net deferred tax assets for these capital losses and foreign tax credits as of December 31, 2017 and 2016.
Years Ended December 31, 2016 and 2015
Revenue
The following table sets forth our total revenue for each of the periods indicated, including revenue by segment (in thousands):

	Year Ended December 31,
	2016	2015
Revenue
Subscription revenue	$255,433	$269,674
Fee-related revenue	11,562	22,207
Total patent risk management revenue	266,995	291,881
Discovery services	66,112	—
Total revenue	$333,107	$291,881

Our revenue for the year ended December 31, 2016 was $333.1 million compared to $291.9 million during the same period a year prior, an increase of $41.2 million, or 14%. Subscription revenue — which includes membership subscription to our defensive patent aggregation services, premiums earned, net of ceding commissions, and management fees from insurance policies — for the year ended December 31, 2016 was $255.4 million compared to $269.7 million for the year ended December 31, 2015. The decrease in subscription revenue was primarily attributable to a net decrease in membership fees and insurance premiums of $20.5 million from clients who joined our network prior to December 31, 2015 and, in certain cases, may no longer be a part of our network as of December 31, 2016. This decrease in subscription revenue was partially offset by a net increase in membership fees and insurance premiums of $6.2 million from new clients who joined our network subsequent to December 31, 2015. As of December 31, 2016 we had a total patent risk management client network of 348 companies as compared to 255 as of December 31, 2015.

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

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the year ended December 31, 2016 were $100.5 million compared to $77.4 million during the same period a year prior, an increase of $23.1 million or 30%. The increase was primarily due to selling, general and administrative expenses of $24.0 million for the year ended December 31, 2016 associated with Inventus, which we acquired in January 2016 and therefore has no comparable selling, general and administrative expenses for the year ended December 31, 2015. This increase was partially offset by a decrease of selling, general and administrative expenses of $0.9 million in the patent risk management business primarily attributable to a $2.7 million decrease in personnel-related costs due to decreases in headcount during the year ended December 31, 2016 as compared to the year ended December 31, 2015 partially offset by a $1.8 million increase in professional services fees.

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

Non-GAAP Financial Measures

We supplement our consolidated financial statements presented on a GAAP basis with non-GAAP adjusted EBITDA less net patent spend and free cash flow as we believe that these non-GAAP measures provide useful information about core operating results and thus are appropriate to enhance the overall understanding of our past financial performance and our prospects for the future. We define non-GAAP adjusted EBITDA as net income (loss) exclusive of provision for income taxes, interest and other income (expense), net, non-cash impairment losses, stock-based compensation and related employer payroll taxes, depreciation, and amortization. We define free cash flow as net cash provided by operating activities less capital expenditures including property and equipment and patent assets. We use these non-GAAP measures to evaluate our financial results and trends, allocate internal resources, prepare and approve our annual budget, develop short- and long-term operating plans, and assess the health of our business. We believe these non-GAAP measures may prove useful to investors who wish to consider the impact of certain items when comparing our financial performance with that of other companies. The adjustments to our GAAP results are made with the intent of providing both management and investors a more complete understanding of our underlying operational results, trends and performance.

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

The following table sets forth the reconciliation of net income (loss) to non-GAAP adjusted EBITDA less net patent spend and the reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated (in thousands). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(79,143)	$18,235	$39,422
Provision for income taxes	20,078	14,074	26,077
Interest and other expense, net	1,255	3,079	688
Impairment losses	94,051	—	—
Stock-based compensation, including related taxes	14,988	18,568	18,015
Depreciation and amortization	168,143	171,623	145,835
Non-GAAP adjusted EBITDA	219,372	225,579	230,037
Net patent spend	(106,010)	(117,429)	(160,665)
Non-GAAP adjusted EBITDA less net patent spend	$113,362	$108,150	$69,372

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$181,478	$187,256	$173,223
Purchases of property and equipment	(1,316)	(3,667)	(2,163)
Acquisitions of patent assets	(106,343)	(116,742)	(132,834)
Free cash flow	$73,819	$66,847	$38,226

Liquidity and Capital Resources
We have financed substantially all of our operations and patent asset acquisitions through subscription and other fees collected from our clients, patent-seller financing, the sale of equity securities, and from borrowing through term loan facilities. As of December 31, 2017, we had $138.7 million of cash and cash equivalents and $18.5 million in short-term investments. In January 2016, we paid aggregate consideration of $232 million in cash, net of working capital adjustments, at the closing of the Inventus transaction. On February 26, 2016, we entered into a credit agreement for a $100 million five-year term facility and a $50 million five-year revolving credit facility. During the year ended December 31, 2017, we paid the total balance outstanding on the term facility and terminated the credit agreement and therefore, as of December 31, 2017, we had no outstanding obligations under either the term loan or credit agreement. Further information regarding our term facility and credit agreement can be found in Note 11 of the Notes to Consolidated Financial Statements in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future capital needs will depend on many factors, including, among other things, our acquisition of patent assets, addition and renewal of client membership agreements, growth of our insurance and discovery services businesses, and development of new products and services. We may experience fluctuations in patent acquisition spending as we acquire patent assets that will benefit our clients. Our cash used in investing activities may increase in the future as we acquire additional patent assets. Our cash used in financing activities may increase in the future as we execute our stock repurchase program by purchasing RPX shares and by declaration and payment of our quarterly dividend. Additionally, we may enter into potential investments in, or acquisitions of, complementary businesses which could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$181,478	$187,256	$173,223
Net cash used in investing activities	(36,487)	(213,475)	(134,868)
Net cash provided by (used in) financing activities	(107,086)	32,049	(21,391)
Foreign-currency effect on cash and cash equivalents	694	(702)	—
Net increase in cash and cash equivalents	$38,599	$5,128	$16,964

Cash Flows from Operating Activities
Cash provided by operating activities for the year ended December 31, 2017 was $181.5 million, consisting of adjustments for non-cash items of $292.4 million, changes in working capital and non-current assets and liabilities of $31.7 million, and net loss of $79.1 million. Non-cash adjustments to our net loss primarily consisted of $168.1 million of depreciation and amortization on our patent assets, intangible assets, and property and equipment, impairment losses of $94.1 million related to our discovery services goodwill and our patent risk management cost method investments, $14.6 million of stock-based compensation, $14.5 million due to a net decrease in our deferred taxes, $1.3 million of amortization of premium on investments, and $1.8 million of other non-cash adjustments, all partially offset by an unrealized gain of $2.0 million due to foreign currency fluctuations. The change in working capital and non-current assets and liabilities resulted primarily from a $23.5 million decrease in deferred revenue, a $21.2 million increase in prepaid expenses and other assets due primarily to increases in our prepaid taxes and sundry receivables, and a $1.1 million decrease in accounts payable, partially offset by a $14.1 million decrease in accounts receivable primarily related to a significant patent risk management customer, and a $0.1 million decrease in accrued and other liabilities.

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

Cash Flows from Investing Activities
Cash used in investing activities for the year ended December 31, 2017 was $36.5 million, resulting primarily from $106.3 million used to acquire patent assets and $1.3 million used to acquire property and equipment partially offset by $70.9 million provided by the net sales and maturities of short-term investments.

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

Cash Flows from Financing Activities
Cash used in financing activities for the year ended December 31, 2017 was $107.1 million, resulting primarily from $96.3 million of payments on our long-term debt including the payoff of this debt in November 2017, $8.3 million used to repurchase our common stock under our share repurchase program, $5.7 million in tax payments for net-share settlements of RSUs and PBRSUs, $2.5 million in payments of dividends to our stockholders, and $0.3 million of cash payments for capital leases, all partially offset by $6.0 million in proceeds from the exercise of stock options.

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
Contractual Obligations and Commitments
The following summarizes our non-cancelable minimum payments under contractual obligations and commitments as of December 31, 2017 (in thousands):

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Operating lease commitments(1)	$3,402	$3,197	$459	$379	$7,437
(1)     Operating lease commitments are net of total contractual sublease payments of $2.2 million.

We lease office facilities under non-cancelable operating leases that expire at various dates through 2024. Our facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance.

In March 2012, we entered into an amended lease agreement related to our San Francisco, California office space. The amendment, which took effect on May 1, 2013, increased the rentable space to approximately 67,000 total square feet and extended the term through October 2019. In June 2017, we executed an additional amendment to this lease and in accordance with the additional amendment, effective August 2017, we reduced our leased space by approximately 18,000 square feet which reduced our future operating lease commitments at that time by approximately $2.4 million over the remaining lease term. The monthly remaining base rent payments pursuant to this lease are approximately $0.3 million per month through October 2019.

In October 2013, we entered into an agreement to sublease a portion of our San Francisco, California office space. This sublease took effect on February 1, 2014 for a 36-month term through January 2017 and was subsequently renewed through October 2019.

As of December 31, 2017, our total future minimum payments required under non-cancelable operating leases, net of sublease income, is $7.4 million, which is included in the table above.

During the year ended December 31, 2017, we paid the remaining outstanding balance on our Term Facility and terminated the Credit Agreement in full. See further information in Note 11 of the Notes to Consolidated Financial Statements in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

As of December 31, 2017, our reserve for uncertain tax positions was $9.3 million, which includes interest and penalties of $1.8 million, and was classified as a non-current liability. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with the tax liabilities; therefore, such amounts are not included in the above contractual obligations table.

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

Issuer Purchases of Equity Securities
In February 2015, our Board of Directors authorized the repurchase of up to $75.0 million of our outstanding shares of common stock. In March and May 2016, we increased our share repurchase program by $25 million and $50 million, respectively, for a total amount authorized of $150 million. As part of the share repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined in our discretion and will depend on factors such as cash generation from operations, other cash requirements, economic and market conditions, stock price and legal and regulatory requirements. The share repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. As of December 31, 2017, we had repurchased an aggregate of 8.6 million shares of common stock in the open market for $94.6 million under the share repurchase program.

Dividends
In October 2017, we announced we would pay a quarterly cash dividend of $0.05 per share, the first of which was paid on December 5, 2017, to shareholders of record on November 20, 2017. The next quarterly dividend is payable on March 28, 2018, to stockholders of record on March 14, 2018. Our quarterly dividend will reduce our outstanding cash and cash equivalents.
Off Balance Sheet Arrangements
At December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.
Recent Accounting Pronouncements
A full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition can be found in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Such information is incorporated herein by reference.

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

Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of cash equivalents and short-term investments.

We had cash, cash equivalents and short-term investments of $157.2 million as of December 31, 2017. Our cash balances deposited in U.S. banks are non-interest bearing and insured up to the Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents consist primarily of institutional money market funds, municipal and corporate bonds, U.S. government and agency securities, and commercial paper, all denominated primarily in U.S. dollars. Interest rate fluctuations affect the returns on our invested funds.

As of December 31, 2017, our short-term investments of $18.5 million were primarily invested in municipal and corporate bonds maturing between 90 days and 12 months, U.S. government and agency securities, and commercial paper. As of December 31, 2017, our investments were primarily classified as available-for-sale and, consequently, were recorded at fair value in the consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in the fair value of an asset below its carrying value is other-than-temporary. During the years ended December 31, 2017, 2016, 2015, we realized losses on the sales and exchanges of short-term investments of nil , $0.3 million, and $3.4 million, respectively, and recorded other-than-temporary impairments on our short-term investments of nil ,nil, and $5.1 million respectively, which are included in our consolidated statements of operations within other income (expense), net.

If overall interest rates had changed by 10% during the year ended December 31, 2017, the fair value of our investments would not have been materially affected.

Effect of Inflation
We believe that inflation has not had a material impact on our consolidated results of operations for the year ended December 31, 2017. There can be no assurance that future inflation will not have an adverse impact on our consolidated results of operations or financial condition.

Item 8.	Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RPX Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RPX Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 5, 2018

We have served as the Company's auditor since 2009.

RPX Corporation
Consolidated Balance Sheets
(in thousands, except par value data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$138,710	$100,111
Short-term investments	18,455	90,877
Restricted cash	249	500
Accounts receivable, net	51,544	64,395
Prepaid expenses and other current assets	25,687	4,524
Total current assets	234,645	260,407
Patent assets, net	163,048	212,999
Property and equipment, net	5,090	6,948
Intangible assets, net	49,087	56,050
Goodwill	70,756	151,322
Restricted cash, less current portion	968	965
Other assets	3,664	8,337
Deferred tax assets	23,572	38,261
Total assets	$550,830	$735,289
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,225	$3,197
Accrued liabilities	15,736	16,798
Deferred revenue	105,150	118,856
Current portion of long-term debt	—	6,474
Other current liabilities	1,485	1,484
Total current liabilities	124,596	146,809
Deferred revenue, less current portion	1,718	11,552
Deferred tax liabilities	3,657	4,023
Long-term debt, less current portion	—	88,110
Other liabilities	11,104	10,514
Total liabilities	141,075	261,008
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value — 200,000 shares authorized; 49,627 and 48,776 issued and outstanding as of December 31, 2017 and 2016, respectively	5	5
Additional paid-in capital	376,793	360,462
Retained earnings	39,411	130,249
Accumulated other comprehensive loss	(6,454)	(16,435)
Total stockholders’ equity	409,755	474,281
Total liabilities and stockholders’ equity	$550,830	$735,289

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$330,457	$333,107	$291,881
Cost of revenue	203,709	197,262	148,858
Selling, general and administrative expenses	90,507	100,457	77,428
Impairment losses	94,051	—	—
Gain on sale of patent assets, net	—	—	(592)
Operating income (loss)	(57,810)	35,388	66,187
Interest and other income (expense), net:
Interest income	1,063	506	740
Interest expense	(4,540)	(3,015)	—
Other income (expense), net	2,222	(570)	(1,428)
Total interest and other income (expense), net	(1,255)	(3,079)	(688)
Income (loss) before provision for income taxes	(59,065)	32,309	65,499
Provision for income taxes	20,078	14,074	26,077
Net income (loss)	$(79,143)	$18,235	$39,422

Net income (loss) per share:
Basic	$(1.61)	$0.36	$0.72
Diluted	$(1.61)	$0.36	$0.71
Weighted-average shares used in computing net income (loss) per share:
Basic	49,240	50,462	54,432
Diluted	49,240	51,001	55,410

Dividends declared per common share	$0.05	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(79,143)	$18,235	$39,422
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale investments:
Unrealized holding gains (losses) arising during the period	145	97	(572)
Less: reclassification adjustment for losses included in net income	—	—	429
Net unrealized gains (losses) on available-for-sale investments, net of tax	145	97	(143)
Foreign currency translation adjustments	9,836	(16,281)	—
Comprehensive income (loss)	$(69,162)	$2,051	$39,279

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	54,062	$5	$326,280	$158,868	$(108)	$485,045
Components of comprehensive income, net of tax:
Net income	—	—	—	39,422	—	39,422
Unrealized loss on available-for-sale investments, net of tax	—	—	—	—	(143)	(143)
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other common stock issuances	1,420	—	5,013	—	—	5,013
Repurchase of common stock	(1,993)	—	—	(26,175)	—	(26,175)
Stock-based compensation	—	—	17,728	—	—	17,728
Tax benefit of equity award deductions	—	—	686	—	—	686
Tax withholdings related to net share settlements of restricted stock units	—	—	(5,097)	—	—	(5,097)
Balance at December 31, 2015	53,489	5	344,610	172,115	(251)	516,479
Components of comprehensive income, net of tax:
Net income	—	—	—	18,235	—	18,235
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	97	97
Foreign currency translation adjustments	—	—	—	—	(16,281)	(16,281)
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other common stock issuances	1,211	—	3,778	—	—	3,778
Repurchase of common stock	(5,924)	—	—	(60,101)	—	(60,101)
Stock-based compensation	—	—	18,378	—	—	18,378
Tax benefit of equity award deductions	—	—	(2,119)	—	—	(2,119)
Tax withholdings related to net share settlements of restricted stock units	—	—	(4,185)	—	—	(4,185)
Balance at December 31, 2016	48,776	5	360,462	130,249	(16,435)	474,281
Components of comprehensive loss, net of tax:
Net loss	—	—	—	(79,143)	—	(79,143)
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	145	145
Foreign currency translation adjustments	—	—	—	—	9,836	9,836
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other common stock issuances	1,551	—	5,964	—	—	5,964
Repurchase of common stock	(700)	—	—	(8,290)	—	(8,290)
Dividends declared	—	—	—	(2,482)	—	(2,482)
Stock-based compensation	—	—	14,642	—	—	14,642
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	1,408	(923)	—	485
Tax withholdings related to net share settlements of restricted stock units	—	—	(5,683)	—	—	(5,683)
Balance at December 31, 2017	49,627	$5	$376,793	$39,411	$(6,454)	$409,755

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income (loss)	$(79,143)	$18,235	$39,422
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	168,143	171,623	145,835
Stock-based compensation	14,599	18,275	17,594
Excess tax benefit from stock-based compensation	—	(103)	(1,593)
Gain on sale of patent assets, net	—	—	(592)
Amortization of premium and discount on investments	1,273	2,247	6,666
Deferred taxes	14,451	(13,951)	(13,010)
Unrealized foreign currency (gain) loss	(1,957)	2,689	—
Fair value adjustments on deferred payment obligations	—	(1,920)	(3,887)
Gain on extinguishment of deferred payment obligation	—	(463)	(3,000)
Impairment losses	94,051	—	5,096
Realized loss on exchange of short-term investments	—	290	3,444
Other	1,792	2,457	(60)
Changes in assets and liabilities, net of business acquired:
Accounts receivable	14,136	(39,737)	10,888
Prepaid expenses and other assets	(21,168)	10,344	(17,651)
Accounts payable	(1,080)	923	724
Accrued and other liabilities	(80)	1,693	4,631
Deferred revenue	(23,539)	14,654	(21,284)
Net cash provided by operating activities	181,478	187,256	173,223
Investing activities
Purchases of investments	(39,491)	(70,980)	(273,853)
Maturities of investments	107,115	60,143	254,360
Sales of investments	3,300	145,925	21,650
Business acquisition, net of cash acquired	—	(228,452)	(425)
Decrease in restricted cash	248	298	247
Purchases of property and equipment	(1,316)	(3,667)	(2,163)
Acquisitions of patent assets	(106,343)	(116,742)	(132,834)
Proceeds from sale of patent assets	—	—	650
Acquisition of other assets	—	—	(2,500)
Net cash used in investing activities	(36,487)	(213,475)	(134,868)
Financing activities
Repayments of principal on deferred payment obligations	—	—	(2,935)
Proceeds from deferred payment obligations	—	—	6,270
Proceeds from issuance of term debt	—	100,000	—
Payment of debt issuance costs	—	(2,003)	—
Repayment of principal on term debt	(96,250)	(3,750)	—
Deferred acquisition payment	—	(1,320)	—
Proceeds from exercise of stock options	5,964	3,766	4,953
Taxes paid related to net-share settlements of restricted stock units	(5,683)	(4,185)	(5,097)
Excess tax benefit from stock-based compensation	—	103	1,593
Payments of capital leases	(345)	(461)	—
Payments of dividends to stockholders	(2,482)	—	—
Repurchase of common stock	(8,290)	(60,101)	(26,175)
Net cash provided by (used in) financing activities	(107,086)	32,049	(21,391)
Foreign-currency effect on cash and cash equivalents	694	(702)	—
Net increase in cash and cash equivalents	38,599	5,128	16,964
Cash and cash equivalents at beginning of period	100,111	94,983	78,019
Cash and cash equivalents at end of period	$138,710	$100,111	$94,983

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosures of cash flow information
Cash paid for interest	$2,874	$2,571	$—
Cash paid for income taxes	7,905	15,078	23,969

Non-cash investing and financing activities
Change in patent assets purchased and accrued but not paid	$333	$(333)	$—
Change in fixed assets purchased and accrued but not paid	—	565	—
Patent assets and intangible assets received in barter transactions	—	381	2,203
Nonmonetary exchange for investments	—	—	5,935

The accompanying notes are an integral part of these consolidated financial statements.

RPX Corporation
Notes to Consolidated Financial Statements

1.	Nature of Business
RPX Corporation (also referred to herein as “RPX” or the “Company”) helps companies reduce patent litigation risk and corporate legal expense through two primary service offerings: its patent risk management services and its discovery services.

The Company's patent risk management services help companies reduce patent-related risk and expense through subscription-based services that facilitate more efficient exchanges of value between owners and users of patents compared to transactions driven by actual or threatened litigation. The Company’s patent risk management membership clients pay an annual subscription fee and in return, receive access to substantially all of the Company's patent portfolio as well as an array of services provided throughout their membership. Access to these services is available primarily through discussions with the Company's professionals—particularly client services and its team of patent experts, as well as through a proprietary database, and attendance of regularly scheduled conferences.

In addition to its subscription-based patent risk management services, the Company underwrites patent infringement liability insurance policies to insure against certain costs of litigation. The Company uses a reinsurance subsidiary company to assume a portion of the underwriting risk on the insurance policies that the Company issues on behalf of third party underwriters. To date, the effect of the insurance policies that the Company has assumed through its reinsurance business has not been material to the Company’s results of operations, financial condition, or cash flows.

In January 2016, the Company acquired Inventus Solutions, Inc. ("Inventus"), now a wholly owned subsidiary of the Company, and began offering its discovery services, which consist of technology-enabled services to assist law firms and corporate legal departments manage costs and risks related to the legal discovery process. The Company's discovery services include data hosting and backup, data processing and collection, project management, document review, and traditional document production. All of these services are designed to streamline the administration of litigation, investigations, and regulatory compliance.
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
Significant estimates and assumptions made by management include the determination of:

•	the assumptions and methods used in deriving the fair value of goodwill and long-lived assets;

•	the estimated economic useful lives of patent assets;

•	the fair value of assets acquired and liabilities assumed for business combinations;

•	recognition and measurement of current and deferred income taxes, any related valuation allowances, and uncertain tax positions;

•	the fair value of stock awards issued;

•	the assumptions and methods used in deriving the fair value of deferred payment obligations;

•	the determination of a best estimated selling price of a subscription and patent infringement liability insurance;

•	the estimated reserves for known and incurred but not reported claims; and

•	trade receivable allowance for doubtful accounts.

Revenue Recognition
Through December 31, 2017, the Company recognized revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”) and related authoritative guidance, our policy on which is included below. Effective January 1, 2018, the Company began recognizing revenue in accordance with ASC 606 which is explained further below under the heading "Revenue from Contracts with Customers" in this "Basis of Presentation and Significant Accounting Policies" footnote.

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

•
Seller’s price to the buyer is fixed or determinable. Each client’s annual subscription fee is based either on a rate card in effect at the time of the client’s initial agreement or through a fixed fee which is risk-adjusted based on the client's specific patent risk profile. A client’s subscription fee on rate card is generally determined using its rate card and its normalized operating income, which is defined as the greater of (i) the average of its operating income for the three most recently reported fiscal years and (ii) 5% of its revenue for the most recently reported fiscal year. The fee for the first year of the agreement is typically determined and invoiced at the time of contract execution. The fee for each subsequent year of the agreement is generally calculated and invoiced in advance prior to each anniversary date of the agreement.

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

•
the Company's inventory risk in the transaction, which is typically mitigated, as its clients often enter into contractual obligations with the Company prior to or contemporaneous with the Company entering into a contractual obligation with the seller;

•
the Company has pricing latitude as it negotiates client contributions, however, this latitude is often limited as the economics of the transaction ultimately depend on the sales price set by the seller;

•
the Company is not involved in the determination of the product or service specification and has no ability to change the product or perform any part of the service in connection with these transactions, as the seller owns the underlying patent(s); and

•
the Company's credit risk taken on the transaction, which is generally limited as each respective client has a contractually binding obligation, such clients are generally of high credit quality and in some instances, the Company collects the client contribution prior to making a payment to the seller.

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

The Company determines the relative selling price for a discovery services deliverable based on its VSOE, if available, or its BESP, if VSOE is not available. The Company has determined that TPE is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third-party pricing information. The Company allocates revenue to the various units of accounting in its arrangements based on the BESP for each unit of accounting, which are consistent with the stated prices in those arrangements.

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

Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are non-interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The allowance for doubtful accounts is based on the expected ability to collect accounts receivable. The Company reviews accounts receivable to identify amounts due from clients which are past due to identify specific clients with known disputes or collectability issues. In determining the allowance for doubtful accounts, the Company makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. The Company's allowance for doubtful accounts was $0.6 million and $0.9 million as of December 31, 2017 and 2016, respectively.

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

As of December 31, 2017, two clients individually accounted for 15% and 11% of accounts receivable. As of December 31, 2016, one client individually accounted for 39% of accounts receivable. No client accounted for 10% or more of revenue in any of the years ended December 31, 2017, 2016 or 2015.

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

Cash and Cash Equivalents
The Company’s cash and cash equivalents principally consist of commercial paper, institutional money market funds, municipal and corporate bonds, and U.S. government and agency securities denominated primarily in U.S. dollars. Cash equivalents are highly liquid, short-term investments having an original maturity of 90 days or less that are readily convertible to known amounts of cash.

Short-Term Investments
The Company holds short-term investments in municipal and corporate bonds primarily maturing between 90 days and 12 months, commercial paper, and U.S. government and agency securities. The Company considers its investments as available to support current operations. As a result, the Company classifies its investments, including those with stated maturities beyond twelve months, as current assets in the accompanying consolidated balance sheets. The Company primarily classifies these securities as “available-for-sale” and carries them at fair value in the consolidated balance sheets. Unrealized gains or losses are recorded, net of estimated taxes, in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recognized upon sale or exchange. The specific identification method is used to determine the cost basis of fixed income securities sold.

The Company periodically evaluates its investments for impairment due to declines in market value considered to be “other-than-temporary.” This evaluation consists of several qualitative and quantitative factors, including the Company’s ability and intent to hold the investment until a forecasted recovery occurs, as well as any decline in the investment quality of the security and the severity and duration of the unrealized loss. In the event of a determination that a decline in market value is other-than-temporary, the Company will recognize an impairment loss, and a new cost basis in the investment will be established. The Company did not record an other-than-temporary impairment on its short-term investments in either year ended December 31, 2017 or 2016 and recorded an other-than-temporary impairment on its short-term investments of $5.1 million in the year ended December 31, 2015.

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

During the years ended December 31, 2017, 2016 and 2015, the Company capitalized $0.8 million, $1.3 million, and $2.3 million, respectively, of internal-use software and website development costs. Amortization of internal-use software was $1.4 million, $1.5 million, $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Because each client generally receives a license to the majority of the Company’s patent assets, the Company is unable to reliably determine the pattern over which its patent assets are consumed. As a result, the Company amortizes each patent asset on a straight-line basis. The amortization period is equal to the asset’s estimated economic useful life. Estimating the economic useful life of patent assets requires significant management judgment. The Company considers various factors in estimating the economic useful lives of its patent assets, including the remaining statutory life of the underlying patents, the applicability of the assets to future clients, the vesting period for current clients to obtain perpetual licenses to such patent assets, any contractual commitments by clients that are related to such patent assets, its estimate of the period of time during which the Company may sign subscription agreements with prospective clients that may find relevance in the patent assets, and the remaining contractual term of the Company’s existing clients at the time of acquisition. In certain instances, where the Company acquires patent assets and secures related client committed cash flows that extend beyond the statutory life of the underlying patent assets, the useful life may extend beyond the statutory life of the patent assets. As of December 31, 2017, the estimated economic useful life of the Company’s patent assets generally ranged from 24 to 60 months. The weighted-average estimated economic useful life of patent assets acquired since inception was 38 months. The weighted-average estimated economic useful life of patent assets acquired during the year ended December 31, 2017 was 25 months. The Company periodically evaluates whether events and circumstances have occurred that may warrant a revision to the remaining estimated useful life of its patent assets.

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

Impairment of Long-Lived Assets
The Company assesses the recoverability of its long-lived assets, which include patent assets, other intangible assets, and property and equipment, when events or changes in circumstances indicate their carrying value may not be recoverable. Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset or a current expectation that, more-likely-than-not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company licenses a majority of the portfolio of patent assets to all of its membership clients and thus views these assets as a single asset group. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of these assets can be recovered through projected undiscounted cash flows. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, and is recorded as the amount by which the carrying value exceeds the estimated fair value. An impairment loss is charged to operations in the period in which management determines such impairment. To date, there have been no impairments of long-lived assets identified.

Goodwill
The Company reviews goodwill for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. A company may first assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment. If the quantitative goodwill impairment test is performed, the fair value of the reporting unit is compared to its carrying amount. Such valuations require making significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired and current clients, acquired technology, and trade names from a market participant perspective, useful lives, and discount rates. If the carrying amount of a reporting unit exceeds its fair value, any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment charge, and the carrying value of goodwill is written down to fair value.

The Company performed its 2017 annual goodwill impairment test using a quantitative approach for its discovery services reporting units and a qualitative approach for its patent risk management business. The quantitative approach used for its discovery services segment includes comparing the carrying value to the fair values of each reporting unit using a discounted cash flow methodology with a comparable business approach which utilizes Level 3 inputs. Cash flow projections are based on management’s estimates of growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting units' ability to execute on the projected cash flows. These tests resulted in the carrying values of the discovery services reporting units exceeding the fair values primarily due to (1) decreased expected future cash flows from pricing pressures and competition in the discovery services marketplace as well as significant fluctuations due to the project-based nature of these cash flows, and (2) a decrease in estimated peer company values. As a result, the Company recognized a goodwill impairment loss of $89.0 million in its consolidated statement of operations during the year ended December 31, 2017. No other goodwill impairment losses were recorded as a part of the Company's annual impairment analyses.

Other Assets
The Company's other assets consist primarily of cost method investments that are long term in nature. The Company reviews these investments for recoverability and if a decline in fair value is considered to be other-than-temporary, an impairment loss is recorded in the consolidated statements of operations. During the year ended December 31, 2017, the Company recorded an impairment loss of $5.0 million related to these cost method investments reducing the recorded value to its new amortized cost basis which represents its estimated fair value of $0.6 million.

Advertising Costs
The Company expenses advertising costs as they are incurred. Advertising expenses were not material for any period presented.

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

Gains and losses from foreign currency transactions are recognized in other income (expense), net in the consolidated statements of operations.

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

The tax expense or benefit for unusual or infrequently occurring items and items that do not represent a tax effect of current-year ordinary income are treated as discrete items and recorded in the interim period in which the events occur.

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

The fair value of stock options is estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value of RSUs is estimated based on the fair market value of the Company’s common stock on the date of grant. For stock options and RSUs, the fair value of an award is recognized as compensation expense on a straight-line basis over the requisite service period. Through 2016, forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Starting in 2017, forfeitures are recognized as they occur as a reduction to compensation expense.

The fair value of PBRSUs that include performance conditions is estimated by reference to the fair value of the underlying shares on the date of grant. The fair value of PBRSUs that include market conditions is estimated as of the date of grant using the Monte-Carlo simulation model. Stock-based compensation expense for PBRSUs is recognized over the derived service period for each tranche (or market or performance condition). Because the Company’s PBRSUs have multiple derived service periods, it uses the graded-vesting attribution method. The graded vesting attribution method requires a company to recognize compensation expense over the requisite service period for each vesting tranche of the award as though the award were, in substance, multiple awards. The compensation expense for PBRSUs with market conditions will only be reversible if the employee terminates prior to completing the requisite service periods for these awards (i.e., compensation expense will not be reversed if the market condition is not met). For PBRSUs that include performance conditions, the Company only recognizes compensation expense for those awards for which vesting is determined to be probable upon satisfaction of certain performance criteria.

Estimates of the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option-pricing model and a Monte-Carlo simulation model, are affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. The Company calculates the expected term for stock options based on historical exercise patterns and post-vesting termination behavior. Volatility is calculated based on the implied volatility of the Company's publicly traded stock. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

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

Loss expense for known and incurred but not reported claims are charged to earnings after deducting recoverable amounts under our reinsurance contract. Loss expense for known and incurred but not reported claims associated with policies that the Company issued on behalf of third party underwriters are charged to earnings for the portion of the underwriting risk that the Company assumes.

Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09") which clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted and prospective application is required. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill and eliminates the two-step goodwill impairment test. Under the new guidance, an annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The amendment also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and two-step goodwill impairment test. The ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this ASU for goodwill impairment tests beginning in 2017.

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

Revenue from Contracts with Customers
Through December 31, 2017, the Company recognized revenue in accordance with FASB ASC 605, Revenue Recognition (“ASC 605”) and related authoritative guidance. Effective January 1, 2018, the Company began recognizing revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers ("ASC 606" or the "standard") under which revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, ASC 606 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

Two methods of adoption are permitted: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company adopted the standard on January 1, 2018 using the full retrospective method to restate each prior reporting period presented. In preparation for adoption of the standard, the Company implemented internal controls to enable the preparation of financial information and has reached conclusions on key accounting assessments related to the standard.
The new standard’s most significant impact to the Company’s financial information relates to the identification of multiple performance obligations from its patent risk management membership subscription and the timing and amount of recognition for these separable performance obligations. Specifically, the Company recognizes separate performance obligations under ASC 606 for certain discrete patent assets transferred to its membership clients (“catalyst license”) as well as for access to the patent portfolio that clients obtain when becoming a member or renewing membership (“portfolio access license”). The revenue generated from these additional performance obligations is recognized at a point in time under ASC 606. Formerly, under ASC 605, the Company generally recognized membership fees ratably on a gross basis over the term of the customer contract. Therefore, the adoption of ASC 606 increases the variability of revenue recognized from the Company's patent risk management services from period to period as well as reduces revenue and patent assets, and related amortization of these patent assets, previously treated on a gross basis under ASC 605 that are treated on a net basis against patent assets under ASC 606 due to the additional separable performance obligations.
ASC 606 also requires the Company to make significant judgments in determining stand-alone selling price (“SSP”) for each distinct performance obligation. The Company’s patent licenses are not sold or priced separately from its patent risk management service and are sold at a broad range of amounts which is in the form of a bundled membership fee. The Company typically has more than one SSP for the same licenses and services based on a member’s individual perceived patent risk. As such, the Company is required to determine SSP using inputs that are not directly observable. The Company considers all information that is available and maximizes the use of observable inputs in its determination of SSP.

Revenue recognition related to the Company’s discovery services segment and its patent risk management insurance offering is not materially changed under ASC 606.

The adoption of ASC 606 is expected to result in an estimated reduction of revenue of approximately $36 million and $23 million for fiscal years 2017 and 2016, respectively, with a corresponding expected decrease in cost of revenue of approximately $27 million and $32 million for fiscal years 2017 and 2016, respectively. This decrease in revenue and cost of revenue is primarily attributable to a portion of the Company’s catalyst license revenue and patent assets being treated on a net basis under ASC 606 as well as variability in the timing of revenue recognition of the patent licenses being recognized at a point in time. The Company's selling, general and administrative expenses is expected to increase in 2017 by approximately $1 million and decrease in 2016 by approximately $1 million due to the assessment of collectability as a result of adopting ASC 606. The Company is still assessing the impact of ASC 606 to its provision for income taxes and consolidated balance sheets and expects these impacts to be material.

3.	Net Income (Loss) Per Share
Basic and diluted net income (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by using the weighted-average number of shares of common stock outstanding during the period, including potentially dilutive shares. Potentially dilutive shares include outstanding stock options, RSUs, and PBRSUs. The dilutive effect of potentially dilutive shares is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair value of the Company's common stock can result in a greater dilutive effect from potentially dilutive shares.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except for per share data):

	Year Ended December 31,
	2017	2016	2015
Net income (loss) per share:
Numerator:
Net income (loss)	$(79,143)	$18,235	$39,422
Denominator:
Basic shares:
Weighted-average shares used in computing basic net income (loss) per share	49,240	50,462	54,432
Diluted shares:
Weighted-average shares used in computing basic net income (loss) per share	49,240	50,462	54,432
Dilutive effect of stock options and restricted stock units using treasury-stock method	—	539	978
Weighted-average shares used in computing diluted net income (loss) per share	49,240	51,001	55,410
Net income (loss) per share:
Basic	$(1.61)	$0.36	$0.72
Diluted	$(1.61)	$0.36	$0.71

For the years ended December 31, 2017, 2016 and 2015 the following securities were not included in the calculation of diluted shares outstanding, as the effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2017	2016	2015
Weighted-average:
Stock options outstanding	901	—	663
Restricted stock units outstanding	740	2	263

4.	Financial Instruments
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2017
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2
		Gains	Losses
Cash equivalents:
Commercial paper	$13,035	$—	$—	$13,035	$—	$13,035
Corporate bonds	1,205	—	—	1,205	—	1,205
Money market funds	52,267	—	—	52,267	52,267	—
Municipal bonds	13,060	—	—	13,060	—	13,060
U.S. government and agency securities	13,101	—	—	13,101	—	13,101
	$92,668	$—	$—	$92,668	$52,267	$40,401
Short-term investments:
Commercial paper	$1,994	$—	$—	$1,994	$—	$1,994
Corporate bonds	3,074	—	(3)	3,071	—	3,071
Municipal bonds	11,888	—	(3)	11,885	—	11,885
U.S. government and agency securities	1,508	—	(3)	1,505	—	1,505
	$18,464	$—	$(9)	$18,455	$—	$18,455

	December 31, 2016
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2
		Gains	Losses
Cash equivalents:
Money market funds	$30,286	$—	$—	$30,286	$30,286	$—
Municipal bonds	3,070	—	—	3,070	—	3,070
	$33,356	$—	$—	$33,356	$30,286	$3,070
Short-term investments:
Commercial paper	$4,296	$—	$(3)	$4,293	$—	$4,293
Corporate bonds	10,856	—	(13)	10,843	—	10,843
Equity securities	123	—	(78)	45	45	—
Municipal bonds	55,723	—	(65)	55,658	—	55,658
U.S. government and agency securities	20,033	9	(4)	20,038	20,038	—
	$91,031	$9	$(163)	$90,877	$20,083	$70,794

The Company's financial investments are generally classified as available-for-sale. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity within accumulated other comprehensive income (loss). During the years ended December 31, 2017, 2016, 2015, the Company realized losses on the sales and exchanges of short-term investments of nil , $0.3 million, and $3.4 million, respectively, and other-than-temporary impairments on its short-term investments of nil ,nil, and $5.1 million respectively, which are included in the consolidated statements of operations within other income (expense), net.

As of December 31, 2017 and 2016, approximately 100% and 96%, respectively, of the Company's marketable security investments mature within one year and 0% and 4%, respectively, mature within one to five years. As of December 31, 2017, no individual security incurred continuous unrealized losses for greater than 12 months.

5.	Patent Assets, Net
Patent assets, net consisted of the following (in thousands):

	December 31, 2016	Additions	Disposals	December 31, 2017
Patent assets	$932,283	$106,010	$(7,857)	$1,030,436
Accumulated amortization	(719,284)	(155,592)	7,488	(867,388)
Patent assets, net	$212,999			$163,048

	December 31, 2015	Additions	Disposals	December 31, 2016
Patent assets	$824,258	$117,457	$(9,432)	$932,283
Accumulated amortization	(569,698)	(158,814)	9,228	(719,284)
Patent assets, net	$254,560			$212,999

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including automotive, consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors, and software. The Company amortizes each acquired portfolio of patent assets on a straight-line basis over its estimated economic useful life. As of December 31, 2017, the estimated economic useful lives of the Company’s patent assets acquired since inception generally ranged from 24 to 60 months with a weighted-average estimated economic useful life at the time of acquisition of 38 months. Patent assets acquired during the year ended December 31, 2017 had a weighted-average estimated economic useful life at the time of acquisition of 25 months.

As of December 31, 2017, the Company expects amortization expense in future periods to be as follows (in thousands):

2018	$103,088
2019	48,232
2020	11,728
Total estimated future amortization expense	$163,048

Amortization expense was $156.0 million, $159.0 million and $142.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Syndicated Acquisitions
Syndicated acquisitions are transactions involving patent assets that may cost more than the Company is prepared to spend with its own capital resources and/or that are relevant only to a limited number of clients. In such transactions, the Company may work to acquire these assets with financial assistance from the particular clients against whom they are being or may be asserted. Such clients either pay amounts separate from their subscription fee or, less frequently, lend the Company funds to be used in the transaction. As discussed in the revenue recognition policy in Note 2, "Basis of Presentation and Significant Accounting Policies," the Company may treat the contributions from such clients as revenue on a gross or net basis depending on the specific facts and circumstances of the transaction. In the event that such contributions are recognized on a net basis, the Company will only capitalize the acquired asset that relates to its non-contributing clients. As a result, in such situations the cost basis of the acquired patent rights excludes the amounts paid by the contributing clients.

6.	Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2017	2016
Internal-use software	$8,530	$7,827
Leasehold improvements	2,098	2,169
Computer, equipment and software	5,960	5,204
Furniture and fixtures	755	935
Construction-in-progress	21	183
Total property and equipment, gross	17,364	16,318
Less: Accumulated depreciation and amortization	(12,274)	(9,370)
Total property and equipment, net	$5,090	$6,948

Depreciation and amortization expense related to our property and equipment was $3.3 million, $3.0 million and $1.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

7.	Business Combinations
On January 22, 2016, the Company completed its acquisition of all of the issued and outstanding shares of Inventus, to expand into the legal discovery services market. The final purchase price for Inventus was approximately $232 million, net of working capital adjustments, which the Company paid in January 2016. The following table summarizes the cash paid and the estimated fair values of the assets and the liabilities assumed (in thousands) and the estimated useful lives of the acquired identifiable intangible assets:

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

Intangible assets acquired through the Company's acquisition of Inventus are amortized on a straight-line basis which reflects the pattern in which the economic benefits of the intangible assets are expected to be utilized. The goodwill recorded is primarily attributable to the Company's opportunity to expand into the legal discovery services market and is not deductible for tax purposes. For the year ended December 31, 2016, the Company recorded acquisition-related costs of $1.2 million which were expensed as incurred and included in selling, general and administrative expenses in the Company's consolidated statements of operations. The Company has included the following financial results of Inventus in its consolidated financial statements (in thousands):

Year Ended December 31,
2016
Discovery Services
Revenue	$66,112
Cost of revenue	33,397
Selling, general and administrative expenses	23,990
Impairment losses	—
Operating income	$8,725

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Inventus as though the companies had been consolidated as of January 1, 2015, and includes the accounting effects resulting from the acquisition including amortization charges from the acquired intangible assets, $13.5 million of transaction costs incurred which were directly attributable to the acquisition of Inventus, and elimination of interest expenses and debt issuance and extinguishment costs associated with Inventus's historical debt which was extinguished upon the Company's acquisition of Inventus. This unaudited pro forma information also adjusts for Inventus's acquisition of London-based Unified OS Limited and certain of its affiliates as well as certain assets of Kooby LLP as though it had been consolidated as of January 1, 2015. These accounting effects do not have any impact on the Company's 2017 financial information.

The following unaudited pro forma financial information is for information purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2015 (in thousands, except per share data):

	Year Ended December 31,
	2017	2016
Revenue	$330,457	$336,047
Net income (loss)	(79,143)	18,824
Basic net income (loss) per share	(1.61)	0.37
Diluted net income (loss) per share	(1.61)	0.37

8.	Goodwill
The changes in the carrying amounts of goodwill by operating segment were as follows (in thousands):

	Patent Risk Management	Discovery Services	Total
Balance as of December 31, 2016	$19,978	$131,344	$151,322
Impairment losses	—	(89,035)	(89,035)
Foreign currency translation adjustments	—	8,469	8,469
Balance as of December 31, 2017	$19,978	$50,778	$70,756

The Company reviews goodwill for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company performed its annual goodwill impairment test using a quantitative approach for its discovery services reporting units and a qualitative approach for its patent risk management business. The quantitative approach used for its discovery services segment includes comparing the carrying value to the fair values of each reporting unit using a discounted cash flow methodology with a comparable business approach which utilizes Level 3 inputs. Cash flow projections are based on management’s estimates of growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting units' ability to execute on the projected cash flows. These tests resulted in the carrying values of the discovery services reporting units exceeding the fair values primarily due to (1) decreased expected future cash flows from pricing pressures and competition in the discovery services marketplace as well as significant fluctuations due to the project-based nature of these cash flows, and (2) a decrease in estimated peer company values. As a result, the Company recognized a goodwill impairment loss of $89.0 million in its consolidated statement of operations during the year ended December 31, 2017. No other goodwill impairment charges were recorded as a part of the Company's annual impairment analyses.

9.	Intangible Assets, Net
Intangible assets, net, as of December 31, 2017 and 2016 consisted of the following (in thousands, except years):

	December 31, 2017				December 31, 2016
	Weighted-Average Life (years)	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	9.4	$56,688	$(11,764)	$44,924	$55,719	$(6,323)	$49,396
Trademarks	6.0	2,900	(938)	1,962	4,879	(2,439)	2,440
Developed technology	3.0	6,237	(4,036)	2,201	5,802	(1,978)	3,824
Covenant not to compete		—	—	—	1,900	(1,604)	296
Proprietary data and models		—	—	—	2,100	(2,006)	94
		$65,825	$(16,738)	$49,087	$70,400	$(14,350)	$56,050

As of December 31, 2017, the Company expects amortization expense in future periods to be as follows (in thousands):

2018	$8,562
2019	6,644
2020	6,523
2021	6,523
2022	6,069
Thereafter	14,766
Total estimated future amortization expense	$49,087

Amortization expense related to intangible assets was $8.9 million, $9.6 million, and $1.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

10.	Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued payroll-related expenses	$10,669	$11,516
Accrued other expenses	5,067	5,282
Total accrued liabilities	$15,736	$16,798

11.	Debt
On February 26, 2016, the Company entered into a Credit Agreement (the "Credit Agreement") which provided for a $100 million five-year term facility (the "Term Facility") and a $50 million five-year revolving credit facility (the "Revolving Credit Facility"). The Term Facility bore interest which is payable quarterly in arrears at the Company's option equal to either a base rate plus a margin ranging from 1.25% to 1.75% per annum or, at the Company's election, the one-, two-, three-, or six-month London interbank offered rate ("LIBOR") plus a margin ranging from 2.25% to 2.75% per annum, based upon the ratio of the Company's debt to consolidated EBITDA ratio. During the year ended December 31, 2016, the Term Facility bore interest at an average interest rate of 3.0%, which approximated fair value. The Revolving Credit Facility bore a commitment fee on undrawn balances of 0.35% to 0.45% per annum, also based upon the Company's debt to consolidated adjusted EBITDA ratio, that was expensed as incurred. The Company paid down the outstanding balance of the Term Facility in full in November 2017 and terminated the Credit Agreement in December 2017 and therefore as of December 31, 2017, there were no outstanding obligations.

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

In March 2012, the Company entered into an amended lease agreement related to its San Francisco, California office space. The amendment, which took effect on May 1, 2013, increased the rentable space to approximately 67,000 total square feet and extended the term through October 2019. In June 2017, the Company executed an additional amendment to this lease and in accordance with the additional amendment, effective August 2017, the Company reduced its leased space by approximately 18,000 square feet, which reduced the Company's future operating lease commitments at that time by approximately $2.4 million over the remaining lease term.

In October 2013, the Company entered into an agreement to sublease a portion of its San Francisco, California office space. This sublease took effect on February 1, 2014 for a 36-month term through January 2017 and was subsequently renewed through October 2019.

The following table summarizes rent expense related to non-cancelable operating leases (in millions):

	Year Ended December 31,
	2017	2016	2015
Rent expense	$6.0	$5.9	$4.1
Sublease income	1.1	0.7	0.6
Rent expense, net of sublease income	$4.9	$5.2	$3.5

As of December 31, 2017, the future minimum lease payments required under non-cancelable operating leases and the future minimum payments to be received from non-cancelable subleases were as follows (in thousands):

2018	$4,528
2019	3,619
2020	654
2021	227
2022	232
Thereafter	379
Future non-cancelable minimum operating lease payments	9,639
Less: minimum payments to be received from non-cancelable subleases	(2,202)
Total future non-cancelable minimum operating lease payments, net	$7,437

Litigation
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for legal contingencies was recorded as of December 31, 2017 or 2016.

In June 2013, Kevin O’Halloran, as Trustee of the Liquidating Trust of Tectonics, Inc. (the “Debtor”), filed a complaint in the U.S. Bankruptcy Court for the Middle District of Florida against the Company and Harris Corporation (the “Defendants”). The complaint alleges that the Defendants are liable under federal and state bankruptcy law regarding fraudulent transfers for the value of a patent portfolio purchased by the Company from Harris Corporation pursuant to an agreement entered into in January 2009, and within four years of the date the Debtor filed its petition in bankruptcy. In February 2015, the Court held a trial and in November 2015 entered judgment in favor of the Defendants. In December 2015, the Debtor filed an appeal of the judgment to the U.S. District Court for the Middle District of Florida. In August 2016, the District Court affirmed the judgment in favor of the Defendants. In September 2016, the Debtor filed an appeal of the judgment to the U.S. Court of Appeals for the Eleventh Circuit. The appellate briefing was completed in January 2017, and oral argument occurred on December 14, 2017. The Company is not currently able to determine whether there is a reasonable possibility that a loss has been incurred, nor can it estimate the potential loss or range of the potential loss that may result from this litigation.

In March 2012, Cascades Computer Innovations LLC filed a complaint in U.S. District Court for the Northern District of California (the “District Court”) against the Company and five of its clients (collectively the “Defendants”). The complaint alleges that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. The complaint further alleged that after the Company terminated its negotiations with the plaintiff to license certain patents held by the plaintiff, the Defendants violated the law by jointly refusing to negotiate or accept licenses under the plaintiff’s patents. The plaintiff sought unspecified monetary damages and injunctive relief. In January 2013, the District Court dismissed the complaint against the Defendants and granted the plaintiff leave to amend its complaint. In February 2013, the plaintiff filed an amended lawsuit alleging that the Defendants violated federal antitrust law, California antitrust law and California unfair competition law. In April 2016, the District Court entered a final judgment in favor of the Defendants on all the plaintiff's claims. In April 2016, the plaintiff filed an appeal of the judgment. On December 11, 2017, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court in full, and the order took effect on January 2, 2018.

Guarantees and Indemnifications
The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any significant amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2017 or 2016. The Company has no reason to believe that there is any material liability related to such indemnification provisions. The Company does not indemnify its clients for patent infringement.

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

Reserves for Known and Incurred but not Reported Claims
In August 2012, the Company began offering insurance to cover certain costs of patent litigation brought against its insured clients. As of December 31, 2017 and 2016, the Company recorded a reserve of $1.1 million and $0.9 million, respectively, for known and incurred but not reported claims that represent estimated claim costs and related expenses.

The Company regularly reviews loss reserves using a variety of actuarial techniques and updates them as its loss experience develops.

13.	Stockholder's Equity
Common Stock
As of December 31, 2017, under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 200 million shares of common stock with a par value of $0.0001 per share.

Preferred Stock
As of December 31, 2017, under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10 million shares of preferred stock with a par value of $0.0001 per share. The Board of Directors is authorized to provide for the issuance of one or more series of preferred stock and to establish the powers, preferences and rights of the preferred shares.

Equity Plans
In February 2011, the Company’s Board of Directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”), which became effective on the date of the Company’s initial public offering. The 2011 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares of the Company’s common stock and stock units to employees, directors and non-employees. The Board of Directors initially reserved 1,500,000 shares of common stock for future issuance under the 2011 Plan pursuant to automatic increases permitted under the 2011 Plan. During 2017 and 2016, the Company reserved an additional 1,000,000 and 2,000,000 shares, respectively, of common stock for future issuance under the 2011 Plan. As of December 31, 2017, there were 4.7 million shares available for grant under the 2011 Plan.

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

Under both the 2011 Plan and 2008 Plan, incentive stock options and non-qualified stock options are to be granted at a price that is not less than 100% of the fair value of the stock at the date of grant. Stock options granted to newly hired employees vest 25% on the first anniversary of the date of hire and ratably each month over the ensuing 36-month period. Stock options granted to existing employees generally vest ratably over the 48-months following the date of grant. Stock options are exercisable for a maximum period of 10 years after date of grant. Incentive stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price not to be less than 110% of the fair value of the stock on the date of grant. RSUs granted to newly hired employees vest 25% on the first Company-established vest date after the first anniversary of the employee’s date of hire and ratably each quarter over the ensuing 12-quarter period. RSUs granted to existing employees generally vest ratably each quarter over the 16 quarters following the date of grant. PBRSUs with market conditions granted to employees may vest 25% on each anniversary of the grant date, provided that the market conditions are satisfied. PBRSUs with performance conditions granted to employees generally vest 25% annually if the performance criteria is satisfied.

A summary of the Company’s activity under its equity-settled award plans and related information is as follows (in thousands, except per share data and years):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2016	3,586	1,768	$11.63
Shares authorized	1,000	—	—
Options exercised	—	(690)	8.64
Options forfeited	99	(99)	16.16
Restricted stock units granted	(2,006)	—	—
Restricted stock units forfeited	1,597	—	—
Restricted stock units withheld related to net share settlement of restricted stock units	452	—	—
Balance - December 31, 2017	4,728	979	13.29	2.6	$2,396
Vested and exercisable - December 31, 2017		979	13.29	2.6	2,396
Vested and expected to vest - December 31, 2017		979	13.29	2.6	2,396

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $2.8 million, $0.9 million and $6.8 million, respectively. The total fair value of stock options vested during the years ended December 31, 2017, 2016 and 2015 was nil, $1.3 million and $3.3 million, respectively.

Restricted Stock Units
The summary of restricted stock unit activity, which includes PBRSUs, is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested units - December 31, 2016	3,424	$11.53
Granted	2,006	11.86
Vested	(1,313)	12.23
Forfeited	(1,597)	10.73
Non-vested units - December 31, 2017	2,520	11.95	$33,874

The total fair value of RSUs vested during the years ended December 31, 2017, 2016 and 2015 was $16.6 million, $11.9 million and $14.4 million, respectively.

In October 2013, the Board of Directors approved net-share settlement for tax withholdings on RSU vesting. In 2017 and 2016, the Company withheld issuing 451,770 and 418,201 shares of its common stock, respectively, based on the value of the RSUs on their vesting dates as determined by the Company’s closing common stock price. Total payments for the employees’ minimum tax obligations to taxing authorities were $5.7 million and $4.2 million for the years ended December 31, 2017 and 2016, respectively, and were recorded as a reduction to additional paid-in capital and reflected as a financing activity within the consolidated statements of cash flows. The net-share settlements reduced the number of shares that would have otherwise been issued on the vesting date and increased the number of shares reserved for future issuance under the 2011 Plan.

Stock-Based Compensation Related to Employees and Directors
The fair value of RSUs granted to employees and non-employee directors is measured by reference to the fair value of the underlying shares on the date of grant.

PBRSUs granted during the years ended December 31, 2017 and 2016 contain service, performance, and/or market conditions that affect the quantity of awards that will vest. PBRSUs granted during the year ended December 31, 2015 contain both service and performance conditions that affect the quantity of awards that will vest. During the years ended December 31, 2017, 2016, and 2015, the Company granted 102,790, 115,657, and 54,375 PBRSUs, respectively. The Company estimates the grant date fair value of PBRSUs which include performance conditions by reference to the fair value of the underlying shares on the date of grant. The Company estimates the grant date fair value of PBRSUs which include market conditions using the Monte Carlo simulation model.

The weighted-average assumptions used to estimate the fair value of PBRSUs with market conditions and the resulting fair values are as follows:

	Year Ended December 31,
	2017	2016	2015
Dividend yield	—	—	n/a
Risk free rate	1.03%	1.08%	n/a
Expected volatility	32%	38%	n/a
Grant date fair value	$11.95	$6.28	n/a

Stock-based compensation expense related to stock options granted to employees and non-employee directors was nil, $0.9 million and $2.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Stock-based compensation expense related to RSUs and PBRSUs granted to employees and non-employee directors was $14.7 million, $17.5 million and $14.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, there was $25.4 million of unrecognized compensation cost related to RSUs, including PBRSUs, which is expected to be recognized over a weighted-average period of 2.5 years. Future grants of equity awards will increase the amount of stock-based compensation expense to be recorded.

Stock Repurchase Program
On February 10, 2015, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company is authorized to repurchase up to $75.0 million of its outstanding common stock with no expiration date from the date of authorization. In March 2016 and May 2016, the Company increased its share repurchase program by $25 million and $50 million, respectively, for a total amount authorized of $150 million. As of December 31, 2017, the Company repurchased $94.6 million of the outstanding common stock. Under the program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The share repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. The Company repurchased shares of its common stock in the open market, which were retired upon repurchase. The purchase price for the repurchased shares are reflected as a reduction to common stock and retained earnings in the Company's consolidated balance sheet during the period presented as follows (in thousands, except per share data):

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased
Cumulative shares repurchased as of January 1, 2017	7,917	$10.90	$86,276
Repurchase of shares of common stock	700	11.84	8,290
Cumulative shares repurchased as of December 31, 2017	8,617	$10.97	$94,566

Dividends
During 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, the first which was paid on December 5, 2017, to shareholders of record on November 20, 2017.

14.	Income Taxes
Income or loss before provision for income tax consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(8,078)	$28,536	$65,445
International	(50,987)	3,773	54
Total income (loss) before provision for income taxes	$(59,065)	$32,309	$65,499
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$3,886	$(12,400)	$(23,456)
State	207	(4,038)	(2,790)
Foreign	(9,743)	(11,097)	(12,406)
Total current provision for income taxes	(5,650)	(27,535)	(38,652)
Deferred:
Federal	(15,354)	11,596	12,022
State	238	1,097	553
Foreign	688	768	—
Total deferred benefit (expense) for income taxes	(14,428)	13,461	12,575
Total provision for income taxes	$(20,078)	$(14,074)	$(26,077)

Net deferred tax assets consist of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Deferred revenue	$2,687	$1,843
Reserves and other	4,016	6,292
Stock-based compensation	2,643	5,682
Depreciation and amortization	10,516	14,050
Net operating loss carryforwards	1,768	7,246
Foreign tax credits	1,095	—
Total deferred tax assets	22,725	35,113
Valuation allowance	(2,810)	(875)
Net deferred tax assets	$19,915	$34,238

The following is a reconciliation of the statutory federal income tax to the Company’s effective tax (in thousands):

	Year Ended December 31,
	2017	2016	2015
Tax at statutory federal rate	$(20,673)	$11,307	$22,939
State tax – net of federal benefit	(1,649)	1,674	1,459
Permanent differences	6,138	1,000	663
Foreign tax	27,164	8,969	12,370
Foreign tax credits	(7,571)	(9,191)	(12,370)
Foreign income not taxed at federal rate	—	—	3
Change in valuation allowance	2,944	(222)	1,097
Rate differential impact from Tax Cuts and Jobs Act	14,557	—	—
Other	(832)	537	(84)
Total provision for income taxes	$20,078	$14,074	$26,077

As of December 31, 2017, the Company had federal and state capital loss carryforwards of $6.5 million available to reduce future taxable income which expire in 2020 if not utilized. As of December 31, 2017, the Company had federal and state net operating loss carryforwards of $18.9 million which will begin to expire in 2023 if not utilized. The utilization of these carryforwards may be limited if there are certain changes in the Company's ownership.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other changes is a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the reduction in the corporate income tax rate, the Company was required to remeasure its net deferred tax asset as of December 31, 2017, which resulted in a reduction in the deferred tax asset value of approximately $14.4 million, offset by a change in valuation allowance of $1.0 million, which resulted in a deferred tax expense of $13.4 million.

In transitioning to the new territorial tax system, the Tax Cuts and Jobs Act requires the Company to include certain untaxed foreign earnings of non-U.S. subsidiaries in its taxable income for the year ended December 31, 2017. Such foreign earnings are subject to a one-time transition tax, which was estimated to be $1.1 million as of December 31, 2017, and was recorded within the Company’s provision for income taxes for the year ended December 31, 2017. The Company intends to elect to pay the transition tax over a period of eight years as permitted by the Tax Cuts and Jobs Act.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Due to the Company’s ongoing analysis and expected guidance and accounting interpretations over the next 12 months, the accounting of the transition tax and net deferred tax asset remeasurements are considered provisional. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

In assessing the realization of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence as of December 31, 2017, the Company believes it is not more-likely-than-not that the net deferred tax asset related to certain capital losses and foreign tax credits will be fully realized. The Company's valuation allowance (excluding the impact of the Tax Cuts and Jobs Act as discussed above) increased by $1.9 million during the year ended December 31, 2017 due to additional capital losses and foreign tax credits in 2017 which the Company does not expect to be realized.

Internal Revenue Code Section 382 places a limitation (the Section 382 Limitation) on the amount of taxable income that can be offset by net operating loss carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. Generally, after a change in control, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. The Company has considered the impact of such limitation in determining the utilization of its operating loss carryforwards against taxable income in future periods.

Deferred tax liabilities have not been recognized for undistributed earnings for foreign subsidiaries because it is the Company's intention to indefinitely reinvest such undistributed earnings outside the U.S. Generally, such earnings are subject to potential foreign withholding tax and the U.S. tax upon remittance of dividends and under certain other circumstances. The Company believes that the potential liability would not be material.

Uncertain Tax Positions
As of December 31, 2017, the Company’s total amount of unrecognized tax benefits was $7.7 million, all of which would impact the Company’s effective tax rate, if recognized.
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	2017	2016	2015
Balance as of January 1,	$8,300	$5,315	$3,707
Gross increase related to current period tax positions	597	1,567	1,606
Gross increase related to prior period tax positions	—	1,841	2
Gross decrease related to prior period tax positions	(1,236)	(423)	—
Balance as of December 31,	$7,661	$8,300	$5,315

The Company does not believe it is reasonably possible that its unrecognized tax benefits will materially change within the next twelve months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2017, 2016 and 2015, the Company recognized $0.1 million, $0.6 million, and $0.4 million, respectively, of interest and penalties associated with unrecognized tax benefits.

The 2013 through 2017 tax periods are open to examination by the Internal Revenue Service and the 2013 through 2017 tax periods remain open to examination by most state tax authorities. The Internal Revenue Service's examination of Inventus's federal income tax return for fiscal year 2013 was closed during the three months ended March 31, 2017 with no material adjustments. The Company's 2015 through 2016 tax periods remain open to examination in the United Kingdom.

15.	Related-Party Transactions
During the year ended December 31, 2017, 2016, and 2015, three, four, and four members, respectively, of the Company’s Board of Directors served on the boards of directors of RPX clients.

The Company recognized the following from these clients (in millions):

	Year Ended December 31,
	2017	2016	2015
Revenue	$7.4	$9.8	$9.3
Selling, general and administrative expenses	0.5	0.8	0.3

As of December 31, 2017 and 2016, there were $1.5 million and $1.3 million of receivables due from these clients, respectively.

16.	Segment Reporting
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

Although adjusted EBITDA and adjusted operating income are not measures of financial performance determined in accordance with GAAP, the Company's chief operating decision maker evaluates segment financial performance by utilizing the segment's adjusted EBITDA and adjusted operating income because the Company believes it is a useful supplemental measure that reflects core operating performance and provides an indicator of the segment's ability to generate cash.

The Company defines adjusted EBITDA as net income (loss) exclusive of provision for income taxes, interest and other income (expense), net, impairment losses, stock-based compensation and related employer payroll taxes, depreciation, and amortization. The Company defines adjusted operating income as GAAP operating income exclusive of non-cash impairment losses. There are limitations in using the Company's measures of financial performance that are not determined in accordance with GAAP and these may be different from other financial measures not determined in accordance with GAAP used by other companies. These financial measures are limited in value because they exclude certain items that may have a material impact on the Company's reported financial results. In addition, they are subject to inherent limitations as they reflect the exercise of judgment by the Company about which items are adjusted to calculate its financial measures not determined in accordance with GAAP. The presentation of financial measures not determined in accordance with GAAP should not be considered in isolation or as a substitute for, or superior to, financial results determined in accordance with GAAP.

Summarized financial information by segment for the years ended December 31, 2017 and 2016 utilized by the Company's chief operating decision maker is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Patent Risk Management
Revenue	$252,253	$266,995
Cost of revenue	161,409	163,865
Selling, general and administrative expenses	63,795	76,467
Adjusted operating income	27,049	26,663
Stock-based compensation, including related taxes	13,197	17,633
Depreciation and amortization	158,297	162,262
Adjusted EBITDA	$198,543	$206,558

Discovery Services
Revenue	$78,204	$66,112
Cost of revenue	42,300	33,397
Selling, general and administrative expenses	26,712	23,990
Adjusted operating income	9,192	8,725
Stock-based compensation, including related taxes	1,791	935
Depreciation and amortization	9,846	9,361
Adjusted EBITDA	$20,829	$19,021

The following table reconciles the Company's subtotal segment adjusted EBITDA to consolidated net income (loss) (in thousands):

	Year Ended December 31,
	2017	2016

Subtotal segment adjusted EBITDA	$219,372	$225,579
Depreciation and amortization	(168,143)	(171,623)
Stock-based compensation, including related taxes	(14,988)	(18,568)
Impairment losses	(94,051)	—
Interest and other expense, net	(1,255)	(3,079)
Provision for income taxes	(20,078)	(14,074)
Net income (loss)	$(79,143)	$18,235

The following table reconciles the Company's subtotal segment adjusted operating income to consolidated operating income (loss) (in thousands):

	Year Ended December 31,
	2017	2016

Subtotal segment adjusted operating income	$36,241	$35,388
Impairment losses	(94,051)	—
Operating income (loss)	$(57,810)	$35,388

The following table summarizes total assets by segment (in thousands):

	December 31,
	2017	2016
Patent risk management	$388,559	$501,540
Discovery services (1)	162,271	233,749
Total assets	$550,830	$735,289
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

	Year Ended December 31,
	2017		2016		2015
United States	$196,454	59%	$194,196	58%	$186,439	64%
Japan	34,844	11	37,200	11	36,195	12
Korea	18,414	6	25,288	8	28,319	10
Rest of world	80,745	24	76,423	23	40,928	14
Total revenue	$330,457	100%	$333,107	100%	$291,881	100%

17.	Selected Quarterly Financial Information (Unaudited)
Summarized quarterly financial information for the years ended December 31, 2017 and 2016 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2017		June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$82,512		$80,434	$85,702	$81,809
Cost of revenue	51,298		51,142	52,282	48,987
Selling, general and administrative expenses	21,121		23,124	22,517	23,745
Impairment losses(1)	—	—	—	—	94,051
Operating income (loss)	10,093		6,168	10,903	(84,974)
Interest and other income (expense), net (2)	(533)		427	88	(1,237)
Income (loss) before provision for income taxes	9,560		6,595	10,991	(86,211)
Provision for income taxes	3,567		2,403	4,625	9,483
Net income (loss)	$5,993		$4,192	$6,366	$(95,694)

Net income (loss) per share(3):
Basic	$0.12		$0.09	$0.13	$(1.93)
Diluted	$0.12		$0.08	$0.13	$(1.93)

Other Data:
Deferred revenue, including current portion	$136,227		$114,561	$102,939	$106,868
Stock-based compensation expense	$2,734		$4,343	$3,798	$3,724

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue	$79,735	$83,109	$88,461	$81,802
Cost of revenue	47,666	49,070	50,830	49,696
Selling, general and administrative expenses	26,895	25,904	23,615	24,043
Operating income	5,174	8,135	14,016	8,063
Interest and other income (expense), net (2)	1,805	(1,549)	(1,250)	(2,085)
Income before provision for income taxes	6,979	6,586	12,766	5,978
Provision for income taxes	2,742	2,436	4,651	4,245
Net income	$4,237	$4,150	$8,115	$1,733

Net income per share(3):
Basic	$0.08	$0.08	$0.16	$0.04
Diluted	$0.08	$0.08	$0.16	$0.03

Other Data:
Deferred revenue, including current portion	$139,992	$123,133	$102,691	$130,408
Stock-based compensation expense	$4,929	$4,899	$4,269	$4,178
(1) The Company recorded impairment losses related to its discovery services goodwill and patent risk management cost method investments during the three months ended December 31, 2017. See further information in Note 2, "Basis of Presentation and Significant Accounting Policies" and Note 8, "Goodwill."
(2) See Note 12, "Commitments and Contingencies" and Note 11, "Debt" for further information regarding interest and other income (expense), net.
(3) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

18.	Subsequent Event
On March 2, 2018, the Company's compensation committee approved certain severance benefits for certain members of its management team, which will become due if the Company is subject to a change in control (as defined in its 2011 Equity Incentive Plan) within the next 12 months and the individual is subject to an involuntary termination (i.e. termination without cause or resignation for certain good reasons) within 12 months after the change in control. The Company is unable, at this time, to estimate the amount, if any, that will be incurred in relation to these severance benefits, but expects the impact to its consolidated financial statements to be material in the event certain criteria are met.

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

Internal Control over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2017, we implemented new controls as part of our efforts to adopt the new revenue recognition standard ASC 606 which was effective for us on January 1, 2018. In particular, we implemented new controls related to monitoring the adoption process, gathering information, and evaluating the analyses used in the development of the disclosures required before the standard's effective date. These controls pertain only to the information included under the heading "Revenue from Contracts with Customers" in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" of this Annual Report. There were no other changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Change-in-Control Severance Arrangements
On March 2, 2018, our compensation committee approved certain severance benefits for our Chief Executive Officer and Chief Financial Officer, which will become due if we are subject to a change in control (as defined in our 2011 Equity Incentive Plan) within the next 12 months and the individual is subject to an involuntary termination (i.e. a termination without cause or resignation for certain good reasons) within 12 months after the change in control. These severance benefits include cash severance equal to a multiple of base salary and target bonus, paid in installments over a 12-month period, a lump sum payment in lieu of continued health benefits for 12 months, and 100% acceleration of the individual's outstanding equity awards. Pursuant to these arrangements our Chief Executive Officer is eligible to receive 1.5 times his annual base salary and 1.0 times his target annual bonus, and our Chief Financial Officer is eligible to receive 1.25 times his annual base salary and 0.75 times his target annual bonus.

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

The other information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2018 annual meeting of stockholders (the “2018 Proxy Statement”), which we expect to file within 120 days of our fiscal year ended December 31, 2017, and is incorporated herein by reference.

Item 11.	Executive Compensation.
The information regarding executive compensation required by this item will be included under the caption “Executive Compensation” in the 2018 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding securities authorized for issuance under equity compensation plans required by this item will be included under the caption “Equity Compensation Plan Information” in the 2018 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2018 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information regarding transactions with related persons required by this item is included under the caption “Certain Relationships and Related Persons Transactions” in the 2018 Proxy Statement and will be incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2018 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
The information required by this item will be incorporated under the captions “Independent Registered Public Accounting Firm’s Fees” and “Pre-Approval Policies and Procedures” in the 2018 Proxy Statement and is incorporated herein by reference.

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

3.	Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated herein by reference as part of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary.
None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of RPX Corporation	S-1	333-171817	3.2	1/21/2011

3.2	Amended and Restated Bylaws of RPX Corporation	8-K	001-35146	3.1	12/11/2015

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of Common Stock Certificate evidencing shares of common stock of the Registrant	S-1/A	333-171817	4.2	4/29/2011

10.1	Form of Indemnification Agreement between the Registrant and each officer and director	S-1	333-171817	10.1	1/21/2011

10.2*	Employment Offer Letter by and between the Registrant and John Amster, dated as of August 9, 2008	S-1	333-171817	10.2	1/21/2011

10.3*	Employment Offer Letter by and between the Registrant and Mallun Yen, dated as of October 25, 2010	S-1	333-171817	10.7	1/21/2011

10.4*	2008 Stock Plan, as amended	S-1	333-171817	10.8	1/21/2011

10.5*	Form of Notice of Stock Option Grant (Early Exercise) and Stock Option Agreement under 2008 Stock Plan	S-1	333-171817	10.9	1/21/2011

10.6*	Form of Notice of Stock Option Grant and Stock Option Agreement under 2008 Stock Plan	S-1	333-171817	10.10	1/21/2011

10.7*	Form of Notice of Stock Option Exercise (Early Exercise) under 2008 Stock Plan	S-1	333-171817	10.11	1/21/2011

10.8*	Form of Notice of Stock Option Exercise under 2008 Stock Plan	S-1	333-171817	10.12	1/21/2011

10.9*	2011 Equity Incentive Plan	S-1/A	333-171817	10.25	3/7/2011

10.10*	Form of Notice of Stock Option Grant and Stock Option Agreement under 2011 Equity Incentive Plan	S-1/A	333-171817	10.32	4/29/2011

10.11*	Form of Notice of Stock Option Grant (Non-Employee Directors) and Stock Option Agreement (Non-Employee Directors) under 2011 Equity Incentive Plan	S-1/A	333-171817	10.33	4/29/2011

10.12*	Form of Notice of Stock Unit Award and Stock Unit Agreement under 2011 Equity Incentive Plan	S-1/A	333-171817	10.34	4/29/2011

10.13	Sublease by and between Registrant and Sedgwick, Detert, Moran & Arnold LLP, dated as of September 29, 2009	S-1	333-171817	10.23	1/21/2011

10.14	Office Lease Agreement between Registrant and PPF Paramount One Market Plaza Owner, L.P., dated as of July 28, 2010	S-1	333-171817	10.24	1/21/2011

10.15	First Amendment to Lease between Registrant and PPF Paramount One Market Plaza Owner, L.P., dated as of March 9, 2012	10-K	001-35146	10.31	3/26/2012

10.16	Second Amendment to Lease between Registrant and PPF Paramount One Market Plaza Owner, L.P. dated as of May 31, 2012					X

10.17	Third Amendment to Lease between Registrant and PPF Paramount One Market Plaza Owner, L.P. dated as of June 26, 2017					X

10.18†	Asset Purchase Agreement (Redacted), dated December 22, 2014, by and among Rockstar Consortium US LP, Rockstar Consortium LLC, Bockstar Technologies LLC, Constellation Technologies LLC, MobileStar Technologies LLC, NetStar Technologies LLC, RPX Clearinghouse LLC, and the Registrant	8-K/A	001-35146	10.1	4/9/2015

10.19*	Employment Offer Letter by and between the Registrant and Robert Heath, dated as of March 15, 2011	10-K	001-35146	10.29	3/2/2015

10.20	Agreement and Plan of Merger entered into on December 13, 2015	8-K	001-35146	2.1	1/28/2016

10.21	Agreement, dated May 25, 2016, by and among RPX Corporation, the Mangrove Partners Master Fund, Ltd. and Mangrove Partners	8-K	001-35146	10.1	5/26/2016

10.22*	Employment Offer Letter by and between the Registrant and Trevor Campion, dated as of January 21, 2016	10-Q	001-35146	10.1	5/10/2016

10.23	Credit Agreement, dated as of February 26, 2016, by and among RPX Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto	8-K	001-35146	10.1	3/1/2016

10.24*	Employment Offer Letter by and between the Registrant and Steven Swank, dated as of June 7, 2010	10-Q	001-35146	10.1	5/4/2017

10.25*	RPX Corporation Compensation Program for Non-Employee Directors, as Amended May 23, 2017	10-Q	001-35146	10.1	8/3/2017

10.26*	Employment Offer Letter by and between the Registrant and David Anderson, dated as of October 12, 2010	10-Q	001-35146	10.2	8/3/2017

10.27*	Separation Agreement by and between the Registrant and Steven S. Swank dated as of February 1, 2018	8-K	001-35146	10.1	2/5/2018

10.28*	Employment Offer Letter by and between the Registrant and Martin Roberts, dated as of September 17, 2010					X

21.1	List of subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (Included in Signature Page)					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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

RPX CORPORATION
(Registrant)

March 5, 2018	By:	/s/ MARTIN E. ROBERTS
Martin E. Roberts
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Martin E. Roberts and David J. Anderson, jointly and severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARTIN E. ROBERTS	Chief Executive Officer (Principal Executive Officer)	March 5, 2018
Martin E. Roberts

/s/ DAVID J. ANDERSON	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2018
David J. Anderson

/s/ SHELBY W. BONNIE	Chairman of the Board of Directors	March 5, 2018
Shelby W. Bonnie

/s/ ANDREW D. AFRICK	Director	March 5, 2018
Andrew D. Africk

/s/ FRANK E. DANGEARD	Director	March 5, 2018
Frank E. Dangeard

/s/ STEVEN L. FINGERHOOD	Director	March 5, 2018
Steven L. Fingerhood

/s/ GILBERT S. PALTER	Director	March 5, 2018
Gilbert S. Palter

/s/ SANFORD R. ROBERTSON	Director	March 5, 2018
Sanford R. Robertson

/s/ MALLUN YEN	Director	March 5, 2018
Mallun Yen

/s/ MAGDALENA YESIL	Director	March 5, 2018
Magdalena Yesil