Form 10-K/A
RPX Corp
filed 2018-04-30
CIK 1509432

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

Documents Incorporated by Reference:

None.

Explanatory Note

This Annual Report on Form 10-K/A (the “Amendment”) is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on March 5, 2018 (the “Original Filing”) for the purposes of including information that was to be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The Registrant will not file its definitive proxy statement within 120 days of its fiscal year ended December 31, 2017 and is therefore amending its Annual Report on Form 10-K as set forth below to include such information.

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

General

Our board of directors currently comprises nine directors divided into three classes with staggered three-year terms. There are currently four directors in Class I, two directors in Class II and three directors in Class III. The term of office of our Class I directors, Andrew D. Africk, Frank E. Dangeard, Gilbert S. Palter and Mallun Yen, will expire at this year’s annual meeting of stockholders. The term of office of our Class II directors, Steven L. Fingerhood and Magdalena Yesil, will expire at the 2019 annual meeting of stockholders. The term of office of our Class III directors, Shelby W. Bonnie, Martin E. Roberts and Sanford R. Robertson, will expire at the 2020 annual meeting of stockholders. There are no family relationships among any of our directors or executive officers. It is our policy to encourage nominees for director to attend the Annual Meeting.

Information regarding our directors, including their age as of April 19, 2018, is set forth below.

Name	Age	Positions and Offices Held with Company	Director Since
Andrew D. Africk	51	Director	2016
Shelby Bonnie(1)(2)	53	Director	2011
Frank E. Dangeard(1)(3)	60	Director	2014
Steven L. Fingerhood(1)(3)	60	Director	2012
Gilbert S. Palter(2)	52	Director	2016
Martin E. Roberts	57	Chief Executive Officer; Director	2017
Sanford R. Robertson(2)	86	Director	2011
Mallun Yen	47	Director	2017
Magdalena Yesil(2)(3)	59	Director	2017

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

Class I Director (Term Expires in 2018)

Andrew D. Africk, age 51, has been a director of the Company since July 2016. Mr. Africk has over 20 years of corporate management and director experience. Mr. Africk founded Searay Capital LLC, a private investment company, in 2013. He previously spent 21 years at Apollo Global Management LLC, an alternative asset management firm, including as a senior partner responsible for Apollo’s investments in technology and communications such as Apollo’s purchases of Intelsat Ltd. (a global provider of commercial satellite services) and Hughes Communications, Inc. (a leading provider of satellite technology). Mr. Africk is currently a director of ADT Inc. and SunCoke Energy, Inc., and was previously a director of Hughes Telematics, Allique Biomed, and STR Holdings. Mr. Africk has a Juris Doctor degree, magna cum laude, from the University of Pennsylvania Law School, and holds an MBA from the Wharton School of Business at the University of Pennsylvania. In addition, Mr. Africk holds a B.A. in Economics, summa cum laude, from the University of California at Los Angeles. Our board of directors determined that Mr. Africk should serve as a director based on his extensive financial and operations experience, as well as his public and private company board service.

Frank E. Dangeard, age 60, has been a director of the Company since April 2014. He has been the Managing Partner of Harcourt, an advisory and investment firm, since March 2008. Mr. Dangeard was Chairman and Chief Executive Officer of Thomson, a provider of digital video technologies, solutions and services, from September 2004 to February 2008. From September 2002 to September 2004, he was Deputy CEO of France Telecom, a global telecommunications operator. From 1997 to 2002, Mr. Dangeard was Deputy CEO of Thomson Multimedia and Thomson S.A. and was appointed Deputy Chairman of Thomson Multimedia in 1999. Prior to joining Thomson Multimedia and Thomson S.A., Mr. Dangeard was Managing Director of SG Warburg from 1988 to 1997. Mr. Dangeard is currently a director of Royal Bank of Scotland and Symantec Corporation and was previously a director of Telenor Group. Mr. Dangeard also serves on the advisory board and as a non-voting director for a number of other companies, including ATARI, Inc. He graduated from the École des Hautes Études Commerciales, the Paris Institut d’Études Politiques and holds an L.L.M from Harvard Law School. Our board of directors determined that Mr. Dangeard should serve as a director based on his extensive experience as a senior executive and investor in the technology industry as well as his skills relating to financial statements and accounting matters.

Gilbert S. Palter, age 52, has been a director of the Company since May 2016. Mr. Palter co-founded EdgeStone Capital Partners in 1999, and as Chief Investment Officer & Managing Partner helped EdgeStone grow to be one of Canada’s leading independent private capital managers, with in excess of $2 billion of capital commitments for its private equity, mezzanine debt, and venture capital funds. Prior to joining EdgeStone, Mr. Palter was the Founder, Chief Executive Officer, and Managing Director of Eladdan Capital Partners from January 1997, a Toronto-based private equity investment fund investing in and adding value to established, high quality, mid-market Canadian and American companies. He also founded Eladdan Enterprises in 1995, a boutique investment bank specializing in providing buy-side mergers and acquisitions advice. Mr. Palter previously worked at Morgan Stanley, Smith Barney, McKinsey & Company and Clairvest Group Inc., a TSX-listed merchant bank. Mr. Palter holds a B.S. degree from the University of Toronto, and he graduated with an MBA from Harvard Business School as a Baker Scholar and winner of the John L. Loeb Fellowship in Finance. Mr. Palter presently serves as Director at Atlantic Power Corporation, as well as Director and Chairman on numerous private company boards. Our board of directors determined that Mr. Palter should serve as a director based on his extensive financial and operations experience, as well as his public and private company board service.

Mallun Yen, age 47, has been a director of the Company since April 2017 and served as our Executive Vice President from November 2010 until September 2017. Prior to joining RPX, Ms. Yen spent eight years from 2002 to 2010 at Cisco Systems, Inc., where as Vice President of Worldwide Intellectual Property and Deputy General Counsel, she built and led the teams responsible for protection of the intellectual property embedded in Cisco's technology, products, and innovation globally. She is also a board member of KQED, Northern California's public media organization, and a board member, co-founder, and chief executive officer of ChIPs, a nonprofit dedicated to accelerating innovation in technology, law, and policy by increasing diversity of thought, participation and engagement. Ms. Yen received her B.S. from California Polytechnic State University, San Luis Obispo and her J.D. from UC Berkeley School of Law, Boalt Hall. Our board of directors determined that Ms. Yen should serve as a director based on her position as an officer of our company, her history as an integral part of the company since the early days of the company, and her experience in the fields of intellectual property and law.

Class II Directors (Terms Expire in 2019)

Steven L. Fingerhood, age 60, has been a director of our company since April 2012. Mr. Fingerhood is the managing partner of Technology Opportunity Partners, L.P., a private investment partnership, a position he has held since 2003. Previously, Mr. Fingerhood was the founder of Zero Gravity Technologies Corporation, a developer of document security solutions, and served as its chairman and Chief Executive Officer until its sale to InterTrust Technologies Corporation in 2001. Prior to that, Mr. Fingerhood founded and was Chief Executive Officer of Direct Language Communications, Inc., a provider of localization services to the technology industry. Mr. Fingerhood also served as the lead independent director of the board of directors of Harris Interactive Inc. until its acquisition by Nielsen Holdings N.V. in February 2014. Mr. Fingerhood received a J.D. from Harvard Law School and an A.B. from Harvard University. Our board of directors determined that Mr. Fingerhood should serve as a director because of his extensive experience as an entrepreneur, investor and senior executive in the technology and business services industries, as well as his skills relating to financial statement and accounting matters.

Magdalena Yesil, age 59, has been a director of our company since March 2017. Ms. Yesil is the first investor in and founding board member of Salesforce.com, Inc. and served on that company’s board for more than six years. She spent eight years as a general partner at the venture capital firm US Venture Partners, making 16 investments in a variety of technology start-ups, from 1998 to 2006. Prior to her investing career, Ms. Yesil was an entrepreneur and multiple time founder with UUnet, CyberCash, and MarketPay, and was chosen Entrepreneur of the Year by Red Herring. Most recently, she co-founded Broadway Angels, an angel network based in San Francisco, and she is currently a director of Zuora Inc., Smartsheet.com, Inc. and Informed, Inc. Ms. Yesil received a B.S. in industrial engineering and management science and an M.S. in electrical engineering from Stanford University. Our board of directors determined that Ms. Yesil should serve as a director based on her extensive experience as an entrepreneur, investor and senior executive in the technology industry, as well as her public and private company board experience.

Class III Directors (Terms Expire in 2020)

Shelby W. Bonnie, age 53, has been a director of our company since January 2011, and chairman of the board of directors since March 2017. Mr. Bonnie is the CEO of Pylon AI, Inc., an artificial intelligence company, a position he has held since September of 2016. Previously, Mr. Bonnie was a Managing Director of Allen & Company, an investment firm, from September 2012 to September 2016, and the CEO of Whiskey Media LLC, an online media company, from June 2007 until February 2012. Mr. Bonnie was a co-founder of CNET Networks, Inc. and was at CNET Networks, Inc. as both an executive and member of the board of directors from 1993 to 2006, including as Chief Executive Officer from March 2000 until October 2006. Prior to joining CNET Networks, Inc., Mr. Bonnie held positions at Tiger Management Corporation, a New York-based investment management firm, Lynx Capital, a private equity fund, and Morgan Stanley & Co. Inc. Mr. Bonnie served as a member of the board of directors of Warner Music Group Corp., a global record company, from November 2005 until July 2011. Mr. Bonnie received a B.S. from the University of Virginia and an M.B.A. from Harvard Business School. Our board of directors determined that Mr. Bonnie should serve as a director based on his extensive experience in the technology industry, as well as his skills relating to financial statement and accounting matters.

Martin E. Roberts, age 57, has served as our Chief Executive Officer and President since March 2017. Mr. Roberts was our Interim Chief Executive Officer, General Counsel and Secretary from February 2017 to March 2017. From February 2013 to February 2017, Mr. Roberts was our Senior Vice President, General Counsel and Secretary, and from October 2010 to February 2013, our Vice President, General Counsel and Secretary. From July 2007 until October 2010, Mr. Roberts was the Vice President, General Counsel & Secretary of Linden Research, Inc. From January 2006 to July 2007, Mr. Roberts served as Deputy General Counsel of eBay Inc., and from March 2004 to January 2006, he served as Vice President, General Counsel and Secretary of Shopping.com Ltd. Mr. Roberts holds a B.A. from the University of Virginia and a J.D. from the University of Alabama School of Law.

Sanford R. Robertson, age 86, has been a director of our company since May 2011. Mr. Robertson has been a partner of Francisco Partners, a technology buyout fund, since 1999. Prior to founding Francisco Partners, Mr. Robertson was the founder and chairman of Robertson, Stephens & Co., a technology investment bank formed in 1978 and sold to BankBoston in 1998. Since the sale, Mr. Robertson has been a technology investor and advisor to several technology companies. Mr. Robertson was also the founder of Robertson, Colman, Siebel & Weisel, later renamed Montgomery Securities, another technology investment bank. Mr. Robertson also serves on the boards of directors of

Pain Therapeutics, Inc. and Salesforce.com, Inc. He served on the board of directors of Dolby Laboratories, Inc. from 2003 to 2015. Mr. Robertson received a B.B.A. and an M.B.A. from the University of Michigan. Our board of directors determined that Mr. Robertson should serve as a director based on his extensive experience in investment banking, private equity and capital markets transactions in the technology industry, as well as his service on the boards of other publicly held companies.

Executive Officers

Set forth below is the name, age, and position of each of our executive officers as of April 19, 2018 and certain biographical information for each executive officer.

Name	Age	Position
Martin E. Roberts	57	Chief Executive Officer; President
David J. Anderson	39	Chief Financial Officer
Paul A.S. Mankoo	46	CEO, Inventus
Edward F. Straube	57	Senior Vice President, Head of Client Services

Martin E. Roberts' biographical information may be found above under the heading “Class III Directors.”

David J. Anderson, age 39, has been Chief Executive Officer since April 30, 2017 and has been at the Company since October 2010. He was formerly our Senior Vice President, Vice President, Senior Director and Director of Corporate Development. Prior to RPX, he spent five years at The Boston Consulting Group. Mr. Anderson received a B.A. and M.A. from Stanford University and an M.B.A from the Harvard Business School.

Paul A.S. Mankoo, age 46, has served as the Chief Executive Officer of Inventus since August 2017. Inventus was acquired by RPX on January 22, 2016. Mr. Mankoo has also served as President of Inventus since January 2017 and served as President of Inventus international operations from March of 2015 - January 2017. Prior to Inventus, Mr. Mankoo was the Chief Executive Officer and founder of Unified OS Limited, which was acquired by Inventus in March 2015. Mr. Mankoo holds a B.A. Honours degree in Business Studies from University of West London.

Edward F. Straube, age 57, has served as Senior Vice President, Head of Client Services since January 2018. From March 2013 through January 2018, he served as Vice President, Client Services and Client Development. Mr. Straube began his career in investment banking at Salomon Brothers, and went on to hold senior positions at various firms including UBS, among others. He also served as president and general partner of OCG Ventures. Mr. Straube holds an S.M. in Finance from the Sloan School of Management at MIT and a B.A. from the University of California at Santa Cruz.

Election of Officers

Our executive officers are currently elected by our board of directors and serve until their successors are duly elected and qualified, or until their earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and certain holders of more than 10% of our common stock to file reports regarding their ownership and changes in ownership of our securities with the SEC and to furnish us with copies of all Section 16(a) reports that they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us and written representations provided to us by our directors and executive officers and certain of our greater than 10% stockholders, we believe that during the year ended December 31, 2017, our directors, executive officers and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

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

Each committee has the composition and responsibilities described below.

The following table provides membership and meeting information for each of the committees of the board of directors during 2017:

Committee	Members	Number of Meetings in 2017
Audit Committee	Shelby W. Bonnie Frank E. Dangeard Steven L. Fingerhood(1)	8
Compensation Committee	Shelby W. Bonnie Gilbert S. Palter(1) Sanford R. Robertson Magdalena Yesil(2)	10
Nominating and Corporate Governance Committee	Frank E. Dangeard(1) Steven L. Fingerhood Magdalena Yesil	3
___________________

(1)	Chairman of the committee.

(2)	Ms. Yesil was appointed as a member of the compensation committee on June 14, 2017.

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

Our board of directors has determined that Messrs. Bonnie, Dangeard and Fingerhood are audit committee financial experts, as defined by the rules promulgated by the SEC. The designation of Messrs. Bonnie, Dangeard and Fingerhood as an audit committee financial experts does not impose on them any duties, obligations or liability that are greater than those that are generally imposed on each of them as members of our audit committee and our board of directors, and their designation as audit committee financial experts pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of our audit committee or board of directors.

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

Compensation Committee

At the beginning of 2017, Messrs. Bonnie, Robertson, Palter, and Thomas Ryder served on the compensation committee, and Mr. Bonnie served as its chairman. Mr. Ryder resigned from the compensation committee effective June 13, 2017, the date of the Company's 2017 Annual Meeting of Stockholders. Effective that same date, Ms. Yesil was appointed as a member of the compensation committee, and Mr. Palter was appointed chairman. Our board of directors has determined that Messrs. Bonnie, Palter and Robertson satisfy the independence requirements of the applicable Nasdaq listing standards and SEC rules and regulations for directors.

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

Nominating and Corporate Governance Committee

At the beginning of 2017, Messrs. Dangeard, Fingerhood and Ryder served on the nominating and corporate governance committee, and Mr. Ryder served as its chairman. Mr. Ryder resigned from the nominating and corporate governance committee effective June 13, 2017, the date of the Company's 2017 Annual Meeting of Stockholders, and Mr. Dangeard was appointed chairman effective that same date. Effective March 15, 2017, Ms. Yesil was appointed to the nominating and corporate governance committee. Our board of directors has determined that Ms. Yesil and Messrs. Dangeard and Fingerhood satisfy the independence requirements of the applicable Nasdaq listing standards and SEC rules and regulations for directors.

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

The nominating and corporate governance committee also considers director candidates recommended by our stockholders.  To recommend a candidate for election to our board of directors, a stockholder must notify the nominating and corporate governance committee by writing to: RPX Corporation, One Market Plaza, Steuart Tower, Suite 1100, San Francisco, CA 94105, Attention: Secretary of the Company.  Such stockholder’s notice shall set forth the following information:

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

Compensation Discussion and Analysis

This compensation discussion and analysis reviews and discusses our compensation programs and policies for our executive officers who are required to be named in the 2017 Summary Compensation Table under the rules of the SEC. For 2017, these “named executive officers” were Martin E. Roberts, Chief Executive Officer, John A. Amster, former Chief Executive Officer, David J. Anderson, Chief Financial Officer, Robert H. Heath, former Chief Financial Officer, Paul A.S. Mankoo, Chief Executive Officer of Inventus, Trevor Campion, former Chief Executive Officer of Inventus, and Steven S. Swank, former Chief Strategy Officer. This compensation discussion and analysis should be read together with the compensation tables and related disclosures set forth below.

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

Role of Our Compensation Committee, Management and Compensation Consultant

Our compensation committee administers our executive compensation programs and determines the compensation of our executive officers. For more information about our compensation committee, see “Corporate Governance - Board Committees - Compensation Committee.” The compensation committee has primary responsibility for reviewing and approving the compensation that may become payable to our executive officers, and provides strategic direction to management to enable management to implement the compensation committee’s decisions. The compensation committee made all the decisions regarding the 2017 compensation of our named executive officers.

Our chief executive officer, as the manager of our executive team, makes recommendations to the compensation committee about the compensation of each of our executive officers other than him. While our compensation committee considers his recommendations, it need not adopt them and may adjust them as it determines appropriate.

Compensia, Inc. (“Compensia”) serves as our compensation committee’s independent compensation consultant. Compensia provides the compensation committee with advice and resources to help develop and execute our overall compensation strategy. Compensia reports directly to the compensation committee, and the compensation committee has the sole power to terminate or replace Compensia at any time. As part of its engagement, the compensation committee has directed Compensia to work with members of management to obtain information necessary for Compensia to form recommendations and evaluate management’s recommendations. When requested by the committee, Compensia attends meetings of the compensation committee and provides information and responds to questions from committee members. As part of its engagement in 2017, Compensia reviewed compensation levels at the peer group companies described below and assessed compensation for Martin E. Roberts at the time that he was appointed as the Company’s interim chief executive officer and for David J. Anderson at the time that he was appointed as the Company’s chief financial officer. Compensia also reviewed board compensation trends and developments at the peer group companies described below and assessed our board of directors compensation program. Compensia does not provide any other services to the Company. In April 2018, our compensation committee analyzed whether the work of Compensia as a compensation consultant raised any conflict of interest and determined that the work of Compensia and the individual compensation advisors employed by Compensia as compensation consultants to our compensation committee has not created any conflict of interest. Our compensation committee intends to continue to assess the independence of any of our compensation advisors consistent with applicable Nasdaq listing standards.

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

Compensation Determination Process

Our compensation committee generally reviews and modifies the compensation of our named executive officers annually at the end of each fiscal year in connection with a review of each officer’s performance. Our compensation committee also acts at other times based on the recommendations of our chief executive officer and as the compensation committee determines appropriate, such as in connection with the acquisition of a new business or a promotion, or as otherwise necessary to retain an officer. In 2017, we had a number of management changes, and our compensation committee re-evaluated the compensation of Messrs. Roberts, Anderson, Mankoo and Swank in connection with the changes in their positions.

In November 2016, at the request of the compensation committee and as part of the year-end compensation review and 2017 compensation setting process, Compensia prepared an analysis of the compensation of our then-chief executive officer (Mr. Amster) and then-chief financial officer (Mr. Heath) relative to the compensation paid by a peer group of companies consisting of technology and patent licensing companies with revenue less than $450 million at the time of such review. In response to shareholder feedback and input from the compensation committee, the peer group of companies used by Compensia for the November 2016 analysis represented a significant change from the peer group that was used in prior years. In particular, all financial services firms were removed from the peer group, resulting in a peer group consisting of software companies and IP licensing companies. The new peer group includes the following companies:

Acacia Research	Interactive Intelligence Group
Bottomline Technologies	Jive Software
Callidus Software	Progress Software
CEVA	PROS Holdings
DHI Group	QAD
DTS	Rambus
Exponent	Tangoe
Financial Engines	Tessera Technologies
Immersion

In the case of our other named executive officers, the compensation committee considered data from the Radford High-Tech Executive Compensation Survey, as the publicly available information for the peer companies does not include sufficient data with respect all of their specific positions.

We believe that this comparative data is valuable in that it provides insight into ranges and components of compensation at similarly-situated companies and helps to confirm both the competitiveness and reasonableness of our compensation decisions. Accordingly, the compensation committee used the peer group and Radford data as one of a number of factors it considered when making 2017 compensation decisions. In general, the compensation committee did not set the compensation of our named executive officers at any particular benchmark, and considerations related to our company and individual named executive officers were prioritized in making compensation decisions. In the case of 2017 cash and equity compensation approved for Mr. Roberts in connection with his appointment as chief executive officer, however, the compensation committee generally targeted the 50th percentile compared to the peer company CEO data, which reflected the compensation committee’s subjective assessment of what was appropriate in connection with the promotion of Mr. Roberts and which was less than the percentage targeted for Mr. Amster. As in past years, Mr. Amster’s cash compensation (prior to his resignation) was generally targeted at the 60th percentile compared to the peer group CEOs, which reflected the compensation committee’s subjective assessment of what was necessary to retain Mr. Amster.

Advisory Vote on Executive Compensation

We currently conduct advisory votes on executive compensation every three years. At our 2015 annual meeting of stockholders, 88% of the shares voted were cast in favor of the advisory vote on executive compensation. The compensation committee viewed the results of this vote as broad stockholder support for our executive compensation program and did not implement any changes to our executive compensation program as a result of the vote.

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

The only changes to the base salaries of our named executive officers in 2017 were in connection with promotions. With the exception of Mr. Roberts, who base salary was set at the 50th percentile of the peer company CEO base salaries, these salaries were determined in the subjective discretion of our compensation committee based on the factors described above and taking into account Mr. Roberts’ recommendations.

Named Executive Officer	Position to which Promoted	Base Salary Post-Promotion
Martin E. Roberts	Chief Executive Officer	$500,000
David J. Anderson	Chief Financial Officer	$310,000
Steven S. Swank	Chief Revenue Officer	$350,000
Paul A.S. Mankoo	Chief Executive Officer, Inventus	$350,000

No changes were made to the salaries of our other named executive officers, as our compensation committee and Mr. Roberts concluded that those officers’ existing salaries were adequate.

The actual base salaries paid to our named executive officers during fiscal year 2017 are set forth in the “2017 Summary Compensation Table.”

Performance-Based Bonuses

Cash performance bonuses are used to reward our named executive officers for the achievement of individual and company performance goals that we believe will in turn further our long-term business objectives. Cash bonuses are discretionary; however, we accrue a total bonus pool for all participants in our bonus plan for our patent risk management business based on corporate objectives for that business. Our compensation committee determines the actual size of the bonus pool at the end of the year using the pool performance target as a guideline, but not a requirement. The compensation committee also determines individual performance bonuses for our named executive officers based on a subjective review of individual and company performance, and, in the case of officers other than our chief executive officer, based on the recommendations of our chief executive officer. In determining individual bonus amounts, our compensation committee referred to each officer’s target bonus, which is expressed as a percentage of the officer’s base salary. For 2017, our named executive officers’ target bonuses were 100% for Messrs. Roberts, Amster, Campion, Mankoo and Swank, 60% for Mr. Anderson, and 65% for Mr. Heath.

In February 2017, our compensation committee determined that we should accrue a 2017 bonus pool for our patent risk management business based on the level of our 2017 adjusted non-GAAP operating income from our patent risk management business, with a minimum and maximum amount to be accrued based on the performance of our patent risk management business. For the purpose of calculating the bonus pool, we define adjusted non-GAAP operating income to exclude stock-based compensation. We believe that adjusted non-GAAP operating income target was an appropriate measure of performance of our patent risk management business in 2017, as it was a key valuation measure considered by our stockholder and analyst community.

The compensation committee set the patent risk management business’s target adjusted non-GAAP operating income for fiscal year 2017 at $40.4 million and set the following accrual guidelines tied to the Company’s performance:

2017 Adjusted Non-GAAP Operating Income(1)	$31.8 million or less ($8.5 million below target)	$40.4 million (100% of target)	$49 million or more ($8.5 million above target)
Accrual(2)	23% of total patent risk management business salaries	34% of total patent risk management business salaries	43% of total patent risk management business salaries
_______________

(1)	In the case of results in between the above guidelines, the full year bonus accrual would be determined by linear interpolation between the relevant specified accrual amounts.

(2)
The guidelines include an additional pool equal to two percent of salary at each level of performance in order to allow the compensation committee additional flexibility to reward outstanding performance, and also include the employer portion of related payroll taxes.

Our patent risk management business’s actual adjusted non-GAAP operating income for fiscal year 2017 was $30.8 million, which was below the target by $9.6 million. After a review of our company’s performance for 2017, our compensation committee set the actual bonus pool at $3.88 million, or 23% of total patent risk management business annual salaries for the year, which represents 70% of target and the minimum funding level of our bonus plan. This plan structure is consistent with prior years, and the compensation committee determined it is necessary and appropriate to motivate and retain employees of our patent risk management business.

After determining the size of the bonus pool, our compensation committee approved 2017 bonuses for our named executive officers other than Mr. Mankoo, as his bonus payments are calculated separately in connection with the Inventus business. In the case of our named executive officers other than Mr. Roberts, the compensation committee also considered the recommendations of Mr. Roberts based on his subjective review of each named executive officer’s performance. These reviews and bonus payouts for each named executive officer were based on the following considerations:

•	Mr. Roberts’ bonus was $325,500 (65.1% of his base salary) and reflected his leadership of the company as interim chief executive officer and then as chief executive officer.

•	Mr. Anderson’s bonus was $140,000 (43.1% of base salary) and reflected his leadership of the finance team and assumption of responsibilities for investor relations.

Bonuses for employees of our Inventus business are also discretionary and are generally determined in the same manner as for employees of our patent risk management business, however we do not accrue a bonus pool for Inventus as we do for our patent risk management business. Taking into account Mr. Roberts’ recommendation and a subjective review of Mr. Mankoo’s leadership of the discovery business as well as achievement of financial targets, our compensation committee approved a bonus of $349,581 (100% of base salary) for Mr. Mankoo, reflecting his leadership of our discovery business and achievement of financial targets.

The cash bonuses paid to our named executive officers are set forth in the “Bonus” column of the “2017 Summary Compensation Table.”

Messrs. Amster, Campion, Heath and Swank did not receive a 2017 bonus due to their termination of employment prior to the end of the year, although, as described in “Potential Payments Upon Termination or Change in Control,” Mr. Campion received a payment in respect of his 2017 bonus as part of his severance benefits. In addition, Mr. Campion was eligible for an additional incentive payment of $1,500,000 that he negotiated as part of his hire and our acquisition of our discovery business and which would have been fully earned if combined Inventus revenue for 2016-2017 was equal to or greater than 2015 Inventus revenue (approximately $107 million). As described in “Potential Payments

Upon Termination or Change in Control,” as a result of Mr. Campion’s termination of employment, this amount became vested and was paid in full, subject to Mr. Campion’s execution of a release of claims.

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

In recent years equity-based awards to our named executive officers have generally been granted in the form of restricted stock units (or “RSUs”). Typically, each named executive officer receives a grant of RSUs upon joining our company. The initial awards of RSUs generally vest over four years, with 25% vesting after one year of service and the remainder vesting in equal quarterly installments over the next three years.

The size and material terms of the equity awards granted to our named executive officers are determined in the subjective discretion of our compensation committee and reflect (among other factors) individual negotiations at the time an officer is hired or promoted, the cash compensation of the officer, the officer’s performance and responsibility, internal pay equity, retention concerns and the comparative market compensation data.

As a part of the annual performance and compensation review process, based on an evaluation of each employee’s performance for the year, as well as any promotions or other additions to an employee’s responsibilities, the compensation committee considers additional grants to employees after the first year of employment. For 2017, these grants were in the form of RSUs for all employees including our named executive officers and generally vest over four years of service. The compensation committee believes that RSUs align the interests of the named executive officers with the interests of the stockholders because the value of these awards appreciates if the trading price of our common stock appreciates, and these awards also have retention value even during periods in which our trading price does not appreciate, which supports continuity in the management team.

Consistent with this approach, our compensation committee granted the following RSUs to the named executive officers set forth below in connection with the annual review of their compensation and performance, as well as in connection with Mr. Roberts’ promotion to Chief Executive Officer, Mr. Anderson’s promotion to Chief Financial Officer, and Mr. Swank’s promotion to Chief Revenue Officer:

•	Mr. Roberts - 95,238 RSUs

•	Mr. Anderson - 47,619 RSUs

•	Mr. Heath - 47,619 RSUs

•	Mr. Mankoo - 30,000 RSUs

•	Mr. Swank - 47,619 RSUs

Messrs. Amster and Campion did not receive any equity awards during our 2017 fiscal year.

Following the reorganization of our management team and the new responsibilities of Messrs. Roberts, Anderson, Heath and Swank, and to better align their compensation with the interests of our stockholders and the goals of the business, the compensation committee granted the following performance RSUs:

•	Mr. Roberts - 176,211 RSUs

•	Mr. Anderson - 44,053 RSUs

•	Mr. Heath - 44,053 RSUs

•	Mr. Swank - 44,053 RSUs

Other than the awards to Mr. Roberts (whose equity awards reflect the 50th percentile of the peer company CEOs), the size of these RSU and performance RSU awards were determined in the subjective discretion of our compensation committee and reflect recommendations from Mr. Roberts based on his subjective review of each named executive officer’s performance and responsibilities following the reorganization.

The performance restricted stock unit awards vest based on the achievement of performance goals over the 2017-2019 timeframe. Each award consists of three equal tranches, one for each fiscal year in the performance period. In order for the units associated with each fiscal year to vest, the Company must achieve the performance goals established for the year. To the extent the performance goals for a fiscal year are achieved, each tranche is eligible to vest on February 20th of the following year, subject to the officer’s continued service. The 2017 goals are described below. Goals for the 2018 and 2019 portions of the award will be established by the compensation committee at the beginning of each year, which enables the committee to select goals based on priorities for each year.

For the 2017 tranche, the Performance Goals established by the compensation committee were as follows:

(a)
a total of 25% of the eligible units will vest if Adjusted EBITDA equals or exceeds 100% of the amount in the Company’s 2017 Operating Plan; a total of 12.5% of the eligible units will vest if Adjusted EBITDA equals 75% of Plan; and the number of units that vest if Adjusted EBITDA is between 75% and 100% of Plan will be determined by linear interpolation between the two percentages. For a discussion of how we define Adjusted EBITDA, please see “Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on March 5, 2018;

(b)
a total of 25% of the eligible units will vest if the combined amount of new and renewal subscription bookings equals or exceeds 100% of the combined amount in the Plan; a total of 12.5% of the eligible units will vest if the combined amount of new and renewal subscription bookings equals 75% of Plan; and the number of units that vest if new and renewal subscription bookings are between 75% and 100% of Plan will be determined by linear interpolation between the two percentages;

(c)
a total of 25% of the eligible units will vest if the Company achieves 20% annual growth in revenues during 2017 in non-core, new business lines (excluding insurance and discovery services). For the purpose of determining achievement of this goal, contracted revenue and revenue from acquisition(s) will be credited toward achievement; and

(d)
a total of 25% of the eligible units will vest if the percentage change in the price of Company’s common stock during 2017 equals or exceeds that of the Russell 2000 Value Index during 2017; a total of 12.5% of the eligible units will vest if the percentage change in the price of Company’s common stock during 2017 equals 75% of the change in the Russell 2000 Value Index during 2017; and the number of units that vest if the percentage change in the price of Company’s common stock during 2017 is between 75% and 100% of the percentage change in the Russell 2000 Value Index during 2017 will be determined by linear interpolation between the two.

The compensation committee determined that the revenue growth and stock price performance goals described in (c) and (d) above were fully achieved and that the Adjusted EBITDA goal described in (a) above was achieved at 99%. Accordingly, 74.5% of the related RSUs vested. The compensation committee has not yet determined whether the bookings goal described in (b) above has been achieved.

The equity awards granted to our named executive officers in 2017 are reflected in the “2017 Grants of Plan-Based Awards” table below. As a result of the termination of employment of Messrs. Amster, Campion, Heath and Swank during our 2017 fiscal year, all of their RSUs that were unvested at the time of their termination were forfeited.

We do not have, nor do we plan to establish, any program, plan or practice to time stock option grants in coordination with releasing material non-public information, nor do we have any established grant schedule.

In May of 2017, the board of directors adopted stock ownership guidelines for our executive officers and non-executive directors. Pursuant to these guidelines, our executive officers are required to hold shares (including restricted stock units unless they are subject to performance conditions) equal to a multiple of base salary, specifically five (5) times base salary in the case of our CEO and three (3) times base salary in the case of our other executive officers. Covered individuals have five (5) years from the later of adoption of the policy or commencement of service as an executive officer to achieve compliance with the guidelines.

Change in Control Benefits and Severance

The equity awards held and granted to most of our named executive officers include a “double trigger” acceleration benefit if the officer is terminated without cause or resigns for certain reasons within 12 months after a change in control of our company. The terms of these arrangements are described below in “2017 Potential Payments Upon Termination or Change in Control.” Our compensation committee believes that it is necessary to offer senior members of our executive team the level of protection provided under these agreements to ensure that they remain focused on executing our company’s strategic plans, including in the event our company is to be acquired.

Historically we have not offered our named executive officers any contractual severance benefits, and, with the exceptions of Messrs. Campion and Mankoo, none of our named executive officers had any contractual severance benefits as we believed the appropriate level of benefits (if any) is best determined based on the facts at the time of an officer’s termination. In connection with our hire of Mr. Campion and the acquisition of our discovery business, Mr. Campion negotiated contractual severance and acceleration benefits, which our compensation committee deemed necessary to secure Mr. Campion’s continuing services following the acquisition, which are described in “2017 Potential Payments Upon Termination or Change in Control.” Mr. Campion’s severance benefits were triggered in connection with his termination of employment. Mr. Mankoo is entitled to severance benefits pursuant to his employment agreement with Inventus, which was entered into prior to our acquisition of the discovery business as described in “2017 Potential Payments Upon Termination or Change in Control.”

In addition, in connection with our strategic alternatives process, our compensation committee approved severance and enhanced acceleration benefits for Messrs. Roberts, Anderson and Mankoo in March 2018, which are described in “2017 Potential Payments Upon Termination or Change in Control” and will become due if we are subject to a change in control on or prior to March 21, 2019 and the officer is subject to an involuntary termination within 12 months after the change in control with respect to Messrs. Roberts and Anderson or nine months after the change in control with respect to Mr. Mankoo.

Employee Benefits

We provide the following benefits to our named executive officers, generally on the same basis as provided to all of our employees:

•	health, dental and vision insurance;

•	life insurance and accidental death and dismemberment insurance;

•	a 401(k) plan with an up to a $5,000 match of employee contributions;

•	an employee assistance plan;

•	short- and long-term disability insurance;

•	medical and dependent care flexible spending account; and

•	a health savings account.

We believe these benefits are consistent with those of companies with which we compete for employees.

Perquisites

Given our location in downtown San Francisco, we pay the monthly parking fee incurred by certain of our officers and employees, including the $525 monthly fee for Messrs. Amster, Heath and Roberts. We generally do not provide any additional perquisites to our named executive officers. In the case of Mr. Mankoo, who became our employee in connection with our acquisition of the discovery business, we continued a benefit in place for him pursuant to which we paid for a health insurance policy that was not generally provided to other employees of that business. The 2017 premium for Mr. Mankoo’s health insurance was $5,653.

Tax Considerations

Generally, Section 162(m) of the Internal Revenue Code disallows a deduction to any publicly held corporation for individual compensation exceeding $1 million in any taxable year payable to its Chief Executive Officer and certain other officers. However, compensation in excess of $1 million was eligible to be deducted if, among other things, it qualified as “performance-based compensation” within the meaning of Section 162(m). While our compensation committee is mindful of the benefits of deducting compensation, in order to maintain flexibility in compensating executive officers in a manner consistent with our philosophy and business goals, it has not adopted a formal policy regarding tax deductibility of compensation paid to our named executive officers and is aware that some of the compensation paid during 2017 is not deductible.

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

We, as members of the compensation committee, have reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment with management. Based on such review and discussion, we have recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment.

Submitted by the Compensation Committee of the Board of Directors

Shelby W. Bonnie
Gilbert S. Palter
Sanford R. Robertson
Magdalena Yesil

2017 Summary Compensation Table

The following table provides information regarding the compensation of each person who served as our “principal executive officer” or “principal financial officer” during the 2017 fiscal year, our other executive officer as of the end of our 2017 fiscal year and two other executive officers whose employment terminated during the 2017 fiscal year. We refer to these individuals as our “named executive officers.”

Name and Principal Position(1)	Year	Salary ($)	Bonus (2)($)	Stock Awards (3)($)		All Other Compensation (4)($)		Total ($)
Martin E. Roberts Chief Executive Officer (Principal Executive Officer)	2017	$465,000	$325,500	$1,940,591	(5)	$5,000		$2,736,091
	2016	360,000	138,600	699,600		5,000		1,203,200
	2015	360,000	220,000	676,500		5,000		1,261,500

John A. Amster Former Chief Executive Officer (Former Principal Executive Officer)	2017	54,545	—	—		121,403	(6)	175,948
	2016	600,000	420,000	1,565,411		—		2,585,411
	2015	600,000	525,000	1,484,125		—		2,609,125

David J. Anderson Chief Financial Officer (Principal Financial Officer)	2015	303,750	140,000	777,526	(5)	5,000		1,226,276

Robert H. Heath Former Chief Strategy Officer (Former Chief Financial Officer and Principal Financial Officer)	2017	335,417	—	777,526	(5)	9,423	(7)	1,122,366
	2016	350,000	159,250	699,600		5,000		1,213,850
	2015	350,000	250,000	811,800		5,000		1,416,800

Paul A.S. Mankoo(8) CEO, Inventus	2017	310,881	349,581	321,000		—		981,462

Trevor Campion Former CEO, Inventus	2017	314,421	—	—		2,351,758	(9)	2,666,179
	2016	463,141	425,000	5,247,000		20,126		6,155,267

Steven S. Swank Former Chief Revenue Officer	2017	322,917	—	777,526	(5)	565,553	(10)	1,665,996
	2016	295,000	123,900	466,400		5,000		890,300
	2015	285,000	175,000	473,550		5,000		938,550
______________

(1)	Reflects each officer’s position as of December 31, 2017 or the officer’s position prior to termination of employment with the Company. The following management changes occurred in 2017:

•	Mr. Amster resigned from his employment with the Company effective February 2, 2017, and Mr. Roberts (who was our General Counsel) was appointed Chief Executive Officer effective March 15, 2017.

•
Mr. Heath was our Chief Financial Officer until August 3, 2017, when he became our Chief Strategy Officer and Executive Vice President. Mr. Anderson (who was our Senior Vice President, Corporate Development) was appointed to replace Mr. Heath as Chief Financial Officer effective August 3, 2017.

•	Messrs. Heath and Swank terminated employment with the Company effective December 15, 2017.

•
Mr. Campion terminated employment with the Company effective August 1, 2017, and Mr. Mankoo (who was serving as President of Inventus) was appointed to replace Mr. Campion as CEO, Inventus effective August 3, 2017.

(2)
The 2017 amounts in this column reflect discretionary bonuses approved by the compensation committee of our board of directors and paid in January 2018 based upon both company and individual performance.

(3)
The amounts in this column represent the aggregate grant date fair value of restricted stock unit awards granted to the officer in the applicable fiscal year computed in accordance with FASB ASC Topic 718. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance conditions. See Note 13 of the notes to our consolidated financial statements for the fiscal year ended December 31, 2017 in our annual report on Form 10-K for fiscal year 2017 filed on March 5, 2018, for a discussion of the assumptions made in determining the grant date fair value of equity awards.

(4)	Except as indicated below, for 2017, consists of 401(k) matching contributions provided to all plan participants.

(5)
As discussed in more detail in “Compensation Discussion & Analysis - Long-Term Equity Incentives,” in 2017 Mr. Roberts was granted 176,211 performance-based restricted stock units and each of Messrs. Anderson, Heath and Swank was granted 44,052 performance-based restricted stock units. No amount is included with respect to the 2018 and 2019 tranches of these awards, representing two-thirds of the total number of units, for which performance goals were not established as of the end of the fiscal year as there was no reportable grant date fair value for those portions of the awards under FASB ASC Topic 718.

(6)	Represents a payout of $76,151 of accrued but unused PTO in connection with a termination of employment, and $45,252 in continued COBRA payments for 18 months.

(7)	Represents a payout of $9,423 of accrued but unused PTO in connection with a termination of employment.

(8)	Mr. Mankoo’s compensation is paid in GBP as Mr. Mankoo resides in the UK; the average foreign exchange for the year ended December 31, 2017 (0.776729929) was used to convert amounts into USD.

(9)
Represents a payout of $36,777 of accrued but unused PTO in connection with a termination of employment; and the following severance benefits: (i) $500,000 in continued salary payments for 12 months; (ii) $23,314 in continued COBRA payment for 12 months; (iii) a prorated 2017 bonus of $291,667 and (iv) payment of a $1,500,000 cash incentive bonus.

(10)
Represents a payout of $9,214 of accrued but unused PTO in connection with a termination of employment; and the following severance benefits: (i) $350,000 in continued salary payments for 12 months; (ii) $31,339 in continued COBRA payment for 12 months following the month of termination (which may terminate before the completion of 12 months if Mr. Swank becomes eligible for health care coverage with a new employer) and (iii) a cash severance payment of $175,000.

2017 Grants of Plan-Based Awards

The following table sets forth certain information regarding each plan-based award granted to our named executive officers during our 2017 fiscal year. These awards, except as indicated below, were made pursuant to our 2011 Equity Incentive Plan. Messrs. Amster and Campion did not receive any plan-based awards during our 2017 fiscal year.

			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (2)(#)	Grant Date Fair Value of Stock and Option Awards (3)($)
Name	Grant Date	Approval Date	Threshold (1)(#)	Target (1)(#)
Martin E. Roberts	4/13/2017	4/13/2017	—	—		95,238	$1,169,523
	5/4/2017	5/4/2017	7,342	58,737	(4)	—	771,069	(4)

David J. Anderson	4/13/2017	4/13/2017	—	—		47,619	584,761
	5/4/2017	5/4/2017	1,836	14,684	(4)	—	192,764	(4)

Robert H. Heath	4/13/2017	4/13/2017	—	—		47,619	584,761
	5/4/2017	5/4/2017	1,836	14,684	(4)	—	192,764	(4)

Paul A.S. Mankoo	2/2/2017	2/2/2017	—	—		30,000	321,000

Steven S. Swank	4/13/2017	4/13/2017	—	—		47,619	584,761
	5/4/2017	5/4/2017	1,836	14,684	(4)	—	192,764	(4)

__________

(1)
25% of the restricted stock units are eligible to vest upon achievement of each of four performance goals established for 2017. The number in the “threshold” column reflects the minimum number of restricted stock units that could vest if a single performance goal was achieved at threshold level. The number in the “target” column reflects the maximum number of units that that could to vest if all 2017 performance goals were fully achieved.

(2)	Awards vest in equal quarterly installments over four years of service, beginning with the first vest date of May 20, 2017.

(3)
The amounts in this column represent the aggregate grant date fair value of restricted stock unit awards granted to the officer in the applicable fiscal year computed in accordance with FASB ASC Topic 718. See Note 13 of the notes to our consolidated financial statements for the fiscal year ended December 31, 2017 in our annual report on Form 10-K for fiscal year 2017 filed on March 5, 2018, for a discussion of the assumptions made in determining the grant date fair value of equity awards. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance condition.

(4)	Reflects the 2017 tranche of a performance-based restricted stock unit award approved in 2017, which is described in “Compensation Discussion & Analysis - Long-Term Equity Incentives.” No

amounts are included with respect to the 2018 and 2019 tranches of these performance-based restricted stock units awards as the goals applicable to those portions of the award were not established as of the end of our 2017 fiscal year and therefore those portions of the awards did not have a reportable grant date fair value.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table sets forth information regarding each unexercised option and all unvested restricted stock and restricted stock units held by each of our named executive officers as of December 31, 2017. Each restricted stock unit represents a contingent right to receive one share of our common stock.

The vesting schedule applicable to each outstanding award is described in the footnotes to the table below. For information regarding the vesting acceleration provisions applicable to the equity awards held by our named executive officers, see “2017 Potential Payments Upon Termination or Change in Control” below.

As a result of the termination of employment of Messrs. Amster, Heath, Campion and Swank during our 2017 fiscal year, all of their options and restricted stock units that were unvested at the time of their termination were forfeited and they had three months to exercise any options that were vested at the time of their termination.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (1)($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1)($)
Martin E. Roberts	25,000		$15.98	1/23/2022	—		$—	—		$—
	—		—	—	77,381	(2)	1,040,001	—		—
	—		—	—	43,759	(3)	588,121	14,684	(3)	197,353

David J. Anderson	6,000		15.98	1/23/2022	—		—	—		—
	—		—	—	1,563	(5)	21,007	—		—
	—		—	—	9,375	(6)	126,000	—		—
	—		—	—	70,313	(7)	945,007	—		—
	—		—	—	38,691	(2)	520,007	—		—
	—		—	—	10,940	(3)	147,034	3,671	(3)	49,338

Robert H. Heath	120,000	(4)	14.19	4/5/2021	—		—	—		—
	40,000	(4)	15.98	1/23/2022	—		—	—		—

Paul A.S. Mankoo	—		—	—	56,250	(8)	756,000	—		—
	—		—	—	70,000	(9)	940,800	—		—
	—		—	—	24,375	(10)	327,600	—		—

Steven S. Swank	20,000	(4)	15.98	1/23/2022	—		—	—		—
	—		—
___________________

(1)	In accordance with SEC rules, market value is based on $13.44, the closing price of our common stock on the last trading day of the year.

(2)
Represents the unvested portion of a restricted stock unit award granted on April 13, 2017 for 95,238 restricted stock units in the case of Mr. Roberts and 47,619 restricted stock units in the case of Mr. Anderson. 6.25% of the shares subject to the award vested on May 20, 2017 and 6.25% of the shares subject to the award vest quarterly thereafter as long as continuous service is provided through each vesting date.

(3)
Represents the unvested portion of the 2017 tranche of a performance-based restricted stock unit award granted on May 4, 2017 consisting of 58,737 restricted stock units in the case of Mr. Roberts and 14,684 restricted stock units in the case of Mr. Anderson and which is described in greater detail in “Compensation Discussion & Analysis - Long-Term Equity Incentives.” In February 2018, the compensation committee of our board of directors determined the extent to which three of the four performance goals applicable to the units had been achieved, but the related units, 43,759 units in the case of Mr. Roberts and 10,940 units in the case of Mr. Anderson, remained subject to vesting based on their continuous service through February 20, 2018. The compensation committee has not yet determined whether the fourth performance goal established for 2017 has been achieved and therefore 14,684 units (in the case of Mr. Roberts) and 3,671 units (in the case of Mr. Anderson) remained subject to a performance-condition. The 2018 and 2019 tranches of these awards, covering 117,474 units in the case of Mr. Roberts and 29,369 units in the case of Mr. Anderson, are not reflected in the table as the goals applicable to these tranches had not been established as of the end of our 2017 fiscal year.

(4)	As a result of the termination of their employment, Messrs. Heath and Swank had three months from December 15, 2017 to exercise these options.

(5)
Represents the unvested portion of a restricted stock unit award granted on February 6, 2014 for 25,000 restricted stock units. 6.25% of the shares subject to the award vested on May 20, 2014 and 6.25% of the shares subject to the award vested quarterly thereafter as long as continuous service is provided through each vesting date.

(6)
Represents the unvested portion of a restricted stock unit award granted on January 9, 2015 for 30,000 restricted stock units. 6.25% of the shares subject to the award vested on May 20, 2015 and 6.25% of the shares subject to the award vested quarterly thereafter as long as continuous service is provided through each vesting date.

(7)
Represents the unvested portion of a restricted stock unit award granted on February 4, 2016 for 125,000 restricted stock. 6.25% of the shares subject to the award vested on May 20, 2016 and 6.25% of the shares subject to the award vested quarterly thereafter as long as continuous service is provided through each vesting date.

(8)
Represents the unvested portion of a restricted stock unit award granted on February 4, 2016 for 100,000 restricted stock units. 25% of the shares subject to the award vested on February 20, 2017, and 6.25% of the shares subject to the award vest quarterly thereafter as long as continuous service is provided through each vesting date.

(9)
Represents the unvested portion of a restricted stock unit award granted on February 4, 2016 for 70,000 restricted stock units. 33.3% of the shares subject to the award vested on February 20, 2018, and 8.3375% of the shares subject to the award vest quarterly thereafter as long as continuous service is provided through each vesting date.

(10)
Represents the unvested portion of a restricted stock unit award granted on February 2, 2017 for 30,000 restricted stock units. 6.25% of the shares subject to the award vested on May 20, 2017 and 6.25% of the shares subject to the award vested quarterly thereafter as long as continuous service is provided through each vesting date.

2017 Option Exercises and Stock Vested

The following table shows the number of shares acquired upon exercise of options by each named executive officer in 2017 and the number of restricted stock units held by each named executive officer that vested during the 2017 fiscal year.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1)($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2)($)
Martin E. Roberts	—	$—	37,545	$459,427
John A. Amster	537,692	1,564,684	—	—
David J. Anderson	—	—	55,178	700,997
Robert H. Heath	—	—	58,304	731,030
Paul A.S. Mankoo	—	—	49,375	605,588
Trevor Campion	—	—	109,375	1,310,313
Steven S. Swank	—	—	37,991	479,968
___________________

(1)	Value realized is based on the difference between the fair market value of our common stock on the date of exercise and the exercise price.

(2)	Value realized is based on the fair market value of our common stock on the vesting date.

Pension Benefits and Non-qualified Deferred Compensation

Our company does not provide a pension plan for employees, and no named executive officers participated in a non-qualified deferred compensation plan during the 2017 fiscal year.

2017 Potential Payments Upon Termination or Change in Control

During 2017 our named executive officers were entitled to the acceleration benefits described below which applied to their outstanding restricted stock units. Mr. Mankoo was entitled to severance benefits pursuant to his employment agreement with Inventus, which was entered into prior to our acquisition of the discovery business. Mr. Campion was also entitled to severance benefits that he negotiated as part of his hire and our acquisition of our discovery business, which were triggered when his employment terminated. While we were not contractually obligated to provide severance benefits to any other named executive officers, we provided the severance benefits described below to Messrs. Amster and Swank in connection with the termination of their employment.

Agreements with Messrs. Roberts and Anderson

Pursuant to agreements entered into with Messrs. Roberts and Anderson, if the officer was subject to an involuntary termination within 12 months following a change in control, then he would have been entitled to vesting acceleration of 50% of any then-unvested units subject to each RSU award held by the officer at the time of his termination.

In addition, in the event of a change in control, the performance goals applicable to the performance-based restricted stock units granted to Messrs. Roberts and Anderson in May 2017 would have been waived and the units would have begun vesting in equal quarterly installments over three years of service from the change in control.

In March 2018 our compensation committee approved severance and enhanced acceleration benefits for Messrs. Roberts and Anderson, which will become due if we are subject to a change in control on or prior to March 21, 2019 and the officer is subject to an involuntary termination within 12 months after the change in control. These severance benefits include cash severance equal to multiple of the officer’s base salary and target bonus, paid in installments over a 12-month period, a lump sum payment in lieu of continued health benefits for 12 months, and 100% acceleration of vesting of the officer’s outstanding equity awards. Mr. Roberts is eligible to receive 1.5 times his annual base salary and 100% of his target bonus, and Mr. Anderson is eligible to receive 1.25 times his annual base salary and 75% of his target bonus. These benefits are contingent upon the officer’s execution of a release of claims. In addition, if Mr. Roberts violates certain restrictive covenants during the severance period, our obligation to pay any unpaid amounts will cease.

Agreements with Mr. Mankoo

Pursuant to his employment agreement with Inventus, in the event that we terminate Mr. Mankoo’s employment without cause, we are required to provide at least six months’ notice, or alternatively to pay to Mr. Mankoo cash severance payments equal to six months of his base salary, any earned but unpaid bonus as of his termination date, and any contractual benefits that he would have earned and received had he remained employed during the six-month period following termination. In addition, we would be required to determine in our good faith discretion whether and to what extent, if any, Mr. Mankoo attained the performance goals for the calendar year in which termination occurs and pay to Mr. Mankoo the applicable pro-rated bonus. In the event of Mr. Mankoo’s resignation for good reason, Mr. Mankoo is entitled to receive the severance benefits described above contingent upon Mr. Mankoo’s execution of a release of claims.

In March 2018, our compensation committee approved severance and enhanced acceleration benefits for Mr. Mankoo, which will become due if we are subject to a change in control on or prior to March 30, 2019 and he is subject to an involuntary termination within nine months after the change in control. These severance benefits include cash severance equal to twelve months of Mr. Mankoo’s base salary, and acceleration of vesting of the 65,000 shares of Mr. Mankoo’s outstanding equity awards. These benefits are contingent upon Mr. Mankoo’s execution of a release of claims.

Agreements with Mr. Amster

Prior to his resignation, Mr. Amster’s outstanding time-based restricted stock unit awards included the same change in control provision that applied to Messrs. Roberts' and Anderson’s restricted stock unit awards. In addition, if we had been subject to a change in control before his service terminated, the performance conditions applicable to Mr. Amster’s performance-based restricted stock unit awards would have been waived in whole or in part and the units would have vested quarterly based on his continued service. None of these benefits were triggered when Mr. Amster resigned effective February 2, 2017. However, in connection with his resignation, we agreed to pay Mr. Amster’s COBRA payments for 18 months.

Agreements with Messrs. Heath and Swank

Prior to their respective terminations of employment, the outstanding restricted stock unit awards held by Messrs. Heath and Swank included the same change in control provision that applied to Messrs. Roberts' and Anderson’s restricted stock unit awards. These benefits were not triggered in connection with their termination of employment.

Mr. Swank received the following severance benefits in connection with the termination of employment: (a) payment of an amount equal to his then-current base salary for twelve months, or $350,000 (less all applicable withholdings), (b) a one-time lump sum payment in the amount of $175,000 (less all applicable withholdings), and (c) payment of the monthly COBRA premiums for Mr. Swank and, if applicable, his dependents until the earliest of (i) December 31, 2018, (ii) the expiration of Mr. Swank’s continuation coverage under COBRA or (iii) the date when Mr. Swank becomes eligible for health insurance in connection with new employment or self-employment.

For purposes of the restricted stock unit and performance-based restricted stock unit award agreements with our named executive officers (other than Mr. Campion):

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

“Involuntary Termination” is defined as either (i) a separation as a result of the termination of the officer’s employment by the Company for reasons other than cause or death or disability; or (ii) the officer’s resignation for good reason.

“Resignation for Good Reason” is defined as a separation as a result of the officer’s resignation within 12 months after one of the following conditions has come into existence without the officer’s consent: (i) a material reduction in the officer’s authority and responsibility (it being understood that a material reduction in authority and responsibility shall not be deemed to have occurred as long as the officer retains substantial senior executive responsibilities in the same line of business that the officer was involved with immediately prior to a Change in Control); (ii) a reduction in the officer’s base salary by more than 10%; or (iii) a request by the Company that the officer relocate by more than 50 miles. A resignation for good reason will not be deemed to have occurred unless the officer gives the Company written notice of the condition within 90 days after the condition comes into existence and the Company fails to remedy the condition within 30 days after receiving the officer’s written notice.

“Cause” is defined as (i) the officer’s intentional and unauthorized use or disclosure of the Company’s confidential information or trade secrets, which use or disclosure causes material harm to the Company; (ii) the officer’s material breach of any agreement between the officer and the Company; (iii) the officer’s material failure to comply with the Company’s written policies or rules; (iv) the officer’s conviction of, or plea of “guilty” or “no contest” to, a felony under the laws of the United States or any State thereof; (v) the officer’s gross negligence or willful misconduct; (vi) the officer’s continuing failure to perform assigned duties after receiving written notification of such failure from the Board of Directors; or (vii) the officer’s failure to cooperate in good faith with a governmental or internal investigation of the Company or its directors, officers or employees, if the Company has requested the officer’s cooperation.

“Disability” shall mean the officer’s inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment.

Agreements with Mr. Campion

Pursuant to his offer letter, in the event that we terminated Mr. Campion’s employment without cause or he resigned for good reason, Mr. Campion was eligible to receive cash severance payments equal to 12 months of his base salary and after-tax payments equal to 12 months of his COBRA premiums. These severance benefits were contingent upon Mr. Campion’s execution of a release of claims. In addition, if we terminated Mr. Campion’s employment without cause, he resigned for good reason or in the event of his death or disability, our compensation committee was obligated to determine the extent to which he attained the performance goals applicable to his annual bonus for the year in which his employment terminated and Mr. Campion was entitled to receive a pro-rated bonus payment for the year of termination. And, in the event we terminated Mr. Campion’s employment without cause, he resigned for good reason, he died or became disabled, any unpaid portion of a $1,500,000 cash incentive payment would become vested and paid in full, contingent upon Mr. Campion’s execution of a release of claims. In connection with his termination of employment on August 1, 2017, Mr. Campion became entitled to these benefits.

In February 2016, we granted Mr. Campion two restricted stock unit awards, one for 350,000 units and the other for 100,000 units. Pursuant to the restricted stock unit award agreements applicable to these awards, if before January 22, 2017 (a) the Company was subject to a change in control, (b) the Company’s Inventus business was sold or otherwise disposed (whether by merger or otherwise) or (c) Mr. Campion was subject to an involuntary termination and Mr. Campion had executed a release of claims, then Mr. Campion would have become vested in 40% of each award. In addition, if the Company was subject to a change in control or the Inventus business was sold or otherwise disposed (whether by merger or otherwise) before Mr. Campion’s employment terminated and Mr. Campion was subject to an involuntary termination in connection with or within twelve months after the change in control or sale or disposition of the Inventus business, then these awards would become fully vested. Further, if Mr. Campion had died or if the Company had terminated Mr. Campion’s employment because of Mr. Campion’s disability, in either case prior to February 20, 2017 in the case of Mr. Campion’s award of 350,000 units and prior to February 20, 2018 in the case of Mr. Campion’s award of 100,000 units, then Mr. Campion will vest in the first 25% of the stock unit awards. None of these acceleration benefits were triggered by Mr. Campion’s termination of employment.

For purposes of the agreements with Mr. Campion:

“Involuntary Termination” is defined as (i) a separation as a result of the termination of Mr. Campion’s employment by the Company for reasons other than cause or death or disability; or (ii) Mr. Campion’s resignation for good reason.

“Resignation for Good Reason” is defined as a separation as a result of Mr. Campion’s voluntary resignation within 12 months after one of the following conditions has come into existence (or if later, Mr. Campion’s actual knowledge of such condition) without Mr. Campion’s consent: (i) (A) a reduction in Mr. Campion’s title or position; or (B) a material reduction in Mr. Campion’s authority or responsibility; (ii) a change in Mr. Campion’s reporting relationship such that Mr. Campion no longer directly reports to the Company’s Chief Executive Officer; (iii) a reduction in Mr. Campion’s base salary; (iv) a requirement that Mr. Campion relocate his principal place of employment by more than 35 miles; (v) a material breach by the Company or its affiliates of any agreement with Mr. Campion to which it is a party or any obligation it has to Mr. Campion; (vi) the Company’s or its affiliates’ failure to pay amounts or provide benefits to Mr. Campion when due; (vii) a reduction in bonus opportunity or any material employee benefit in a manner inconsistent with other senior executives; or (viii) failure to approve this stock unit award. A Resignation for Good Reason will not be deemed to have occurred unless Mr. Campion gives the Company written notice of the condition within ninety (90) days after the condition comes into existence (or if later, Mr. Campion’s actual knowledge of such condition) and the Company fails to remedy the condition within thirty (30) days after receiving Mr. Campion’s written notice.

“Cause” is defined as, so long as notice is given within ninety (90) days of the initial occurrence of the grounds purporting to constitute Cause (or if later, within ninety (90) days of the Company’s actual knowledge of such grounds) (i) Mr. Campion’s intentional and unauthorized use or disclosure of the Company’s confidential information or trade secrets, which use or disclosure causes material harm to the Company; (ii) Mr. Campion’s material breach of any agreement between Mr. Campion and the Company; (iii) Mr. Campion’s material failure to comply with the Company’s material written policies or rules that are applicable to Mr. Campion and that have been made available to Mr. Campion; (iv) Mr. Campion’s conviction of, or plea of “guilty” or “no contest” to, a felony under the laws of the United States or any State thereof; (v) Mr. Campion’s gross negligence or willful misconduct relating to the Company that causes harm to the Company; (vi) Mr. Campion’s continuing failure to substantially perform reasonably assigned duties after receiving written notification of such failure from the Board of Directors (provided that poor results shall not constitute grounds for Cause termination); or (vii) Mr. Campion’s failure to cooperate in good faith with a governmental or internal investigation of the Company or its directors, officers or employees, if the Company has reasonably requested Mr. Campion’s cooperation. To the extent Mr. Campion commits an act that would constitute Cause pursuant to (ii), (iii), (vi) or (vii), Mr. Campion will be given notice and an opportunity to cure within thirty (30) days of receiving notice and, if Mr. Campion reasonably cures such act as determined by the Audit Committee of the Company’s Board of Directors, it will not constitute Cause.

“Change in Control” is defined in Section 14.6 of the Company’s 2011 Equity Incentive Plan.

“Disability” is defined as Mr. Campion’s inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that results in death or lasts for a continuous period of not less than six months.

The following tables describe the potential benefits to which Messrs. Roberts, Anderson and Mankoo would have been entitled under the arrangements described above, assuming that each such officer’s employment terminated as of December 31, 2017, and the actual benefits provided to Messrs. Amster, Campion, Heath and Swank in connection with their termination of employment.

Potential Benefits Payable to Messrs. Roberts, Anderson and Mankoo

Name	Benefit	Involuntary Termination Following a Change in Control ($)	Termination Without Cause or Resignation for Good Reason ($)
Martin E. Roberts	Restricted Stock Unit Acceleration(1)	$1,704,138	$—
David J. Anderson	Restricted Stock Unit Acceleration(1)	1,102,046	—
Paul A.S. Mankoo	Cash Severance (2)		533,204
___________________

(1)
The value of restricted stock acceleration shown in the table above assumes that the termination of the named executive officer’s employment occurred on December 31, 2017, and was calculated by multiplying the number of unvested shares accelerated by $13.44, the closing price of our common stock on the last trading day of the year. No value is assigned to the waiver of the performance conditions applicable to performance-based restricted stock units in connection with a change in control.

(2)
Represents a payment of $174,790 equal to 6 months of salary, a bonus payment of $349,581 earned in 2017 but not yet paid by December 31, 2017, a payment of $5,244 as the pension contribution on the salary and bonus, and payments of $2,827, $334 and $428 to cover 6 months of health insurance, short-term disability and life insurance, and long-term disability insurance premiums, if 6 months of advance notice of termination is not provided. Mr, Mankoo’s compensation and benefits are paid in GBP as Mr. Mankoo resides in the UK. The average foreign exchange for the year ended December 31, 2017 (0.776729929) was used to convert amounts into USD.

Actual Benefits Paid to Messrs. Amster, Campion, Heath and Swank

Name	Cash Severance ($)		COBRA Premiums (1)($)	Total ($)
John A. Amster	$—		$45,252	$45,252
Trevor Campion	2,291,667	(2)	23,314	2,314,981
Steven S. Swank	525,000	(3)	31,339	556,339
___________________

(1)	Represents 18 months of COBRA premiums in the case of Mr. Amster and 12 months of COBRA premiums in the case of Messrs. Campion and Swank.

(2)	Represents $500,000 in salary continuation payments, payment of a $1,500,000 cash incentive payment and a pro rata bonus for the year of termination equal to $291,667.

(3)	Represents $350,000 in salary continuation payments and a lump sum payment equal to $175,000.

Pay Ratio Disclosure

As required by the Dodd-Frank Act and SEC rules, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of the persons who served as our Chief Executive Officer. For our fiscal year ended December 31, 2017:

The median of the annual total compensation of all employees of our company (excluding the annual total compensation of our Chief Executive Officer, as described below) was $99,598.

The annual total compensation of our Chief Executive Officer was $1,369,728.

The ratio of the total annual compensation of our Chief Executive Officer to the median of the annual total compensation of all other employees was 14 to 1.

The above ratio is appropriately viewed as an estimate.  In accordance with SEC rules, the total compensation of our Chief Executive Officer was calculated by combining the total compensation paid to Messrs. Roberts and Amster during the period each served as our Chief Executive Officer, including the period Mr. Roberts served as Interim Chief Executive Officer.  To identify the median of the annual compensation of our employees, we reviewed 2017 taxable wages (as determined in accordance with local laws in each jurisdiction in which our employees are employed) of our employees as of December 31, 2017. Since we have an even number of employees when not including the Chief Executive Officer, we have averaged the total compensation of the two employees closest to the median to identify the “median employee.” No cost-of-living or other adjustments were made in determining our median employee. Once we identified our median employee, we determined that employee's annual total compensation in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K for purposes of calculating the required pay ratio.

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

Pursuant to our program for non-employee directors as amended in May of 2017, non-employee directors who continue to serve on our board of directors receive an annual award of restricted stock units in connection with each annual meeting of stockholders, with a target value determined based on board and committee service as set forth in the table below. A non-employee director who joins the board within 12 months prior to an annual meeting of stockholders receives a pro-rated annual award in conjunction with the director’s initial appointment or election to the board, with the target value determined based on the number of days of board service that will be provided prior to the first annual meeting of stockholders that occurs following the director’s appointment. Each restricted stock award vests in equal quarterly installments on our company vesting dates of August 20, November 20, February 20 and May 20, provided the director remains in continuous service through the applicable vesting date.

Board service	$200,000
plus (as applicable):
Board chair	27,500
Audit Committee chair	22,500
Other Audit Committee members	10,000
Compensation Committee chair	15,000
Other Compensation Committee members	6,000
Nominating & Corporate Governance chair	10,000
Other Nominating & Corporate Governance members	5,000

The restricted stock unit awards are granted under our 2011 Equity Incentive Plan and are subject to full vesting acceleration in the event we undergo a change in control while the director is serving on our board of directors.

Prior to May 2017, each new non-employee director was granted an initial restricted stock unit award with a target value of $175,000 upon such director's election to our board of directors, which vested in equal annual installments over three years of service.

Notwithstanding her status as an employee, the Board determined that Ms. Yen would participate in the compensation program for non-employee directors. Accordingly, during the period she remained employed by us, she received compensation for her board service in accordance with the program described above as though she were a non-employee director.

In May of 2017, the board of directors adopted stock ownership guidelines for our executive officers and non-executive directors. Pursuant to these guidelines, our non-executive directors are required to hold shares (including restricted stock units) equal to three (3) times his or her annual stock retainer (not including any additional amount paid for service on a committee of the board of directors). Covered individuals have five (5) years from the later of adoption of the policy or commencement of service as a director to achieve compliance with the guidelines.

2017 Director Compensation Table

The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a director during 2017, other than a director who is also a named executive officer.

Name	Fees earned or paid in cash ($)		Stock Awards (1)(2)($)	Total ($)
Andrew D. Africk	$—		$240,527	$240,527
Shelby W. Bonnie	—		292,847	292,847
Frank E. Dangeard	—		264,578	264,578
Steven L. Fingerhood	—		273,601	273,601
Gilbert S. Palter	—		258,572	258,572
Sanford R. Robertson	—		247,748	247,748
Thomas O. Ryder(3)	—		—	—
Mallun Yen	267,645	(4)	445,197	445,197
Magdalena Yesil	—		458,091	458,091
___________________

(1)
The amounts in this column represent the aggregate grant date fair value of restricted stock unit awards granted to the director in the applicable fiscal year computed in accordance with FASB ASC Topic 718. See Note 13 of the notes to our consolidated financial statements for the fiscal year ended December 31, 2017 in our annual report on Form 10-K for fiscal year 2017 filed on March 5, 2018, for a discussion of the assumptions made by our company in determining the grant date fair value of its equity awards.

(2)
Pursuant to our compensation program for our non-employee directors, in connection with our 2017 annual meeting of stockholders, each director received an annual award of restricted stock units in the following amounts: Mr. Africk (17,621), Mr. Bonnie (21,454), Mr. Dangeard (19,383), Mr. Fingerhood (20,044), Mr. Palter (18,943), Mr. Robertson (18,150), Ms. Yen (17,621) and Ms. Yesil (18,590) Pursuant to our compensation program for non-employee directors, Mses. Yen and Yesil each received an initial award of 16,667 restricted stock units. Each restricted stock unit represents a contingent right to receive one share of our common stock. As of December 31, 2017, the above listed directors held outstanding restricted stock units in the following amounts: Mr. Africk (19,787), Mr. Bonnie (10,727), Mr. Dangeard (9,692), Mr. Fingerhood (10,022), Mr. Palter (20,448), Mr. Robertson (9,075), Mr. Ryder (0), Ms. Yen (25,478) and Ms. Yesil (25,962). As of December 31, 2017, the above-listed directors also held outstanding options to purchase the following number of shares of our common stock: Mr. Africk (0), Mr. Bonnie (67,500), Mr. Dangeard (0), Mr. Fingerhood (60,625), Mr. Palter (0), Mr. Robertson (67,500), Mr. Ryder (0), Ms. Yen (162,830) and Ms. Yesil (0). Ms. Yen acquired her options as an employee of the Company.

(3)	Mr. Ryder resigned from the board of directors effective June 13, 2017.

(4)
Represents $234,659 of compensation earned by Ms. Yen as an employee of the Company, and a payout of $32,986 of accrued but unused PTO in connection with Ms. Yen’s resignation from employment with the Company effective September 1, 2017.

Compensation Committee Interlocks and Insider Participation

In 2017, Messrs. Bonnie, Palter, Robertson and Ryder and Ms. Yesil served as members of the compensation committee. None of the members of our compensation committee is or has in the past served as an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information concerning beneficial ownership of our common stock as of April 19, 2018, by:

•	each stockholder, or group of affiliated stockholders, known to us to beneficially own more than 5% of our outstanding common stock;

•	each of our named executive officers;

•	each of our current directors; and

•	all of our current executive officers and directors as a group.

The table below is based upon information supplied by directors, executive officers and principal stockholders and Schedule 13Gs or Schedule 13Ds filed with the SEC through April 19, 2018. Messrs. Amster, Campion, Heath and Swank left employment with the Company in 2017. The ownership shares and percentages are based on the date three months from their respective dates of termination.

The percentage ownership is based upon 49,933,908 shares of common stock outstanding as of April 19, 2018.

For purposes of the table below, we deem shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 19, 2018 and restricted stock units that vest within 60 days of April 19, 2018 to be outstanding and to be beneficially owned by the person holding the options or restricted stock units for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Each restricted stock unit represents a contingent right to receive one share of our common stock. Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to the shares of common stock beneficially owned by them, subject to community property laws, where applicable. Unless otherwise indicated, the address for each beneficial owner is c/o RPX Corporation, One Market Plaza, Steuart Tower, Suite 1100, San Francisco, California 94105.

Name of beneficial owner	Number of shares beneficially owned	Percentage of shares beneficially owned
5% Stockholders (other than our executive officers and directors)
BlackRock, Inc.(1)	3,619,409	7.25%
Dimensional Fund Advisors LP(2)	4,181,438	8.37%
Renaissance Technologies LLC(3)	3,387,800	6.78%
The Vanguard Group(4)	4,180,394	8.37%

Directors and Named Executive Officers
John A. Amster(5)	1,561,020	3.13%
David J. Anderson(6)	46,770	*
Trevor Campion(7)	17,449	*
Robert H. Heath(8)	63,626	*
Paul A.S. Mankoo(9)	49,034	*
Martin E. Roberts(10)	202,190	*
Steven S. Swank(11)	11,811	*

Andrew D. Africk(12)	78,908	*
Shelby W. Bonnie(13)	165,193	*
Frank E. Dangeard(14)	42,195	*
Steven L. Fingerhood(15)	149,339	*
Gilbert S. Palter(16)	119,758	*
Sanford R. Robertson(17)	312,110	*
Mallun Yen(18)	303,473	*
Magdalena Yesil(19)	24,145	*
All current directors and executive officers as a group (12 persons) (20)	1,498,323	2.97%

*	Represents beneficial ownership of less than one percent of our outstanding common stock.
________________

(1)
Based upon a Schedule 13G/A filed with the SEC on January 29, 2018, which information may not be current as of April 19, 2018, BlackRock, Inc. is a parent holding company/control person who has sole voting power over 3,469,425 shares and sole dispositive power over 3,619,409 shares. The subsidiaries holding the shares are set forth in the Schedule 13G/A. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

(2)
Based upon a Schedule 13G/A filed with the SEC on February 9, 2018, which information may not be current as of April 19, 2018, Dimensional Fund Advisors LP, a Delaware limited partnership (“Dimensional Fund”), is an investment adviser who has sole voting power over 4,006,777 shares and sole dispositive power over 4,181,438 shares. Dimensional Fund furnishes investment advice to four investment companies and serves as investment manager or subadviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund may act as an adviser or sub-adviser to certain Funds. In its role as investment adviser, sub-adviser and/or manager, Dimensional Fund or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the shares that are owned by the Funds, and may be deemed to be the beneficial owner of the shares held by the Funds. However, all securities reported in the Schedule 13G/A are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. The address of Dimensional Fund is Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(3)
Based upon a Schedule 13G/A filed with the SEC on February 14, 2018, which information may not be current as of April 19, 2018, Renaissance Technologies LLC (“RTC”), a Delaware limited liability company, and Renaissance Technologies Holdings Corporation (“RTHC”), a Delaware corporation, have sole voting power over 3,217,100 shares, sole dispositive power over 3,252,952 shares, and shared dispositive power over 134,848 shares. The shares owned by RTC are comprised of the shares beneficially owned by RTHC, because of RTHC’s majority ownership of RTC. The principal business address of RTC and RTHC is 800 Third Avenue, New York, New York 10022.

(4)
Based upon a Schedule 13G/A filed with the SEC on February 12, 2018, which information may not be current as of April 19, 2018, The Vanguard Group is an investment adviser who has sole voting power over 51,270 shares, shared voting power over 10,822 shares, sole dispositive power over 4,121,484 shares, and shared dispositive power over 58,910 shares. Vanguard Fiduciary Trust Company ("VFTC"), a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 48,088 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd. ("VIA"), a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 14,004 shares as a result of its serving as investment manager of Australian investment offerings. The address of The Vanguard Group is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(5)
Includes 724,119 shares held by John Amster and Colleen Amster, Trustees of the John and Colleen Amster Living Trust dated March 2, 2000, and 299,209 shares held by JCA, LLC. Voting and investment power over the shares beneficially owned by the John and Colleen Amster Living Trust dated March 2, 2000 is held by Mr. Amster and Colleen Quinn Amster, Mr. Amster’s wife. Voting and investment power over the shares beneficially owned by JCA, LLC is held by Mr. and Ms. Amster. Mr. Amster resigned from the Company effective February 2, 2017.

(6)
Includes options to purchase 6,000 shares of common stock that may be exercised within 60 days of April 19, 2018 by Mr. Anderson, and 12,663 shares of common stock that may vest within 60 days of April 19, 2018 from restricted stock unit awards granted to Mr. Anderson. Excludes 93,052 shares of common stock from restricted stock unit awards and 33,040 shares of common stock from a performance-based restricted stock unit award that will not vest within 60 days of April 19, 2018.

(7)	Mr. Campion’s employment with the Company ended on August 1, 2017.

(8)	Mr. Heath’s employment with the Company ended on December 15, 2017.

(9)
Includes 13,961 shares of common stock that may vest within 60 days of April 19, 2018 from restricted stock unit awards granted to Mr. Mankoo. Excludes 105,229 shares of common stock from restricted stock unit awards that will not vest within 60 days of April 19, 2018.

(10)
Includes options to purchase 25,000 shares of common stock that may be exercised within 60 days of April 19, 2018 by Mr. Roberts, and 5,952 shares of common stock that may vest within 60 days of April 19, 2018 from a restricted stock unit award granted to Mr. Roberts. Excludes 65,477 shares of common stock from restricted stock unit awards and 132,158 shares of common stock from a performance-based restricted stock unit award that will not vest within 60 days of April 19, 2018.

(11)	Mr. Swank’s employment with the Company ended on December 15, 2017.

(12)
Includes 55,800 shares held by ADA Partners, LP. Voting and investment power over the shares beneficially owned by ADA Partners, LP is held by Mr. Africk. Includes 4,406 shares of common stock that may vest within 60 days of April 19, 2018 from restricted stock unit awards granted to Mr. Africk. Excludes 10,976 shares of common stock that will not vest within 60 days of April 19, 2018 from a restricted stock unit award granted to Mr. Africk.

(13)
Includes 35,236 shares of common stock held by MHV Partners LLC. Voting and investment power over the shares beneficially owned by MHV Partners LLC is held by Mr. Bonnie. Includes 1,700 shares held by Merlin Investments LLC. Mr. Bonnie disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. Includes 500 shares held by Mason Bonnie Descendants Trust I, 200 shares held by Mason Bonnie Descendants Trust II, 500 shares held by Virginia Ayer Bonnie Descendants Trust I, 200 shares held by Virginia Ayer Bonnie Descendants Trust II, 500 shares held by Henry Bonnie Descendants Trust I, 200 shares held by Henry Bonnie Descendants Trust II, 200 shares held by GST Exempt Descendants Trust II FBO Mason Bonnie, 200 shares held by GST Exempt Descendants Trust II FBO Virginia Bonnie, and 200 shares held by GST Exempt Descendants Trust II FBO Henry Bonnie. Includes 1,700 shares held by Cornelia Bonnie Revocable Trust, of which Mr. Bonnie is a beneficiary, 1,700 shares held by Edward Bonnie Revocable Trust, of which Mr. Bonnie is a beneficiary, 5,500 shares held by Shelby Bonnie Trust DTD 12/20/1968, of which Mr. Bonnie is a beneficiary, 4,600 shares held by Shelby Bonnie Trust DTD 3/27/1959, of which Mr. Bonnie is a beneficiary, 6,100 shares held by Shelby Bonnie Trust DTD 10/20/1964, of which Mr. Bonnie is a beneficiary, 11,300 shares held by Cornelia Bonnie Trust DTD 11/10/1970, of which Mr. Bonnie is a beneficiary, and 2,400 shares held by Edward Bonnie Trust DTD 8/15/1966, of which Mr. Bonnie is a co-trustee and beneficiary. Includes options to purchase 67,500 shares of common stock that may be exercised within 60 days of April 19, 2018 by Mr. Bonnie, and 5,364 shares of common stock that may vest within 60 days of April 19, 2018 from a restricted stock unit award granted to Mr. Bonnie.

(14)	Includes 4,846 shares of common stock that may vest within 60 days of April 19, 2018 from restricted stock unit awards granted to Mr. Dangeard.

(15)
Includes options to purchase 60,625 shares of common stock that may be exercised within 60 days of April 19, 2018 by Mr. Fingerhood, and 5,011 shares of common stock that may vest within 60 days of April 19, 2018 from a restricted stock unit award granted to Mr. Fingerhood.

(16)
Includes 100,000 shares held by EGADS Investments LP. Voting and investment power over the shares beneficially owned by EGADS Investments LP is held by Mr. Palter. Includes 4,736 shares of common stock that may vest within 60 days of April 19, 2018 from a restricted stock unit award granted to Mr. Palter. Excludes 10,976 shares of common stock that will not vest within 60 days of April 19, 2018 from a restricted stock unit award granted to Mr. Palter.

(17)
Includes options to purchase 67,500 shares of common stock that may be exercised within 60 days of April 19, 2018 by Mr. Robertson, and 4,538 shares of common stock that may vest within 60 days of April 19, 2018 from a restricted stock unit award granted to Mr. Robertson.

(18)
Includes options to purchase 162,830 shares of common stock that may be exercised within 60 days of April 19, 2018 by Ms. Yen, and includes 9,961 shares of common stock that may vest within 60 days of April 19, 2018 from restricted stock unit awards granted to Ms. Yen. Excludes 11,112 shares of common stock from a restricted stock unit award that will not vest within 60 days of April 19, 2018.

(19)
Includes 10,203 shares of common stock that may vest within 60 days of April 19, 2018 from restricted stock unit awards granted to Ms. Yesil. Excludes 11,112 shares of common stock from a restricted stock unit award that will not vest within 60 days of April 19, 2018.

(20)
Includes options to purchase 389,455 shares of common stock that may be exercised within 60 days of April 19, 2018, and 81,641 shares of common stock that may vest within 60 days of April 19, 2018 from restricted stock unit awards beneficially owned by our current directors and named executive officers as reflected in the footnotes above, and 3,431 shares of common stock that may vest within 60 days of April 19, 2018 from restricted stock unit awards beneficially owned by our executive officer who is not a named executive officer. Excludes 347,369 shares of common stock from restricted stock unit awards and 165,198 shares of common stock from performance-based restricted stock unit awards that may not vest within 60 days of April 19, 2018 beneficially owned by our current directors, named executive officers and our executive officer who is not a named executive officer.

Equity Compensation Plan Information

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,645,975	(1)	$13.28	(2)	4,580,664
Equity compensation plans not approved by security holders	n/a		n/a		n/a
Total	3,645,975	(1)	$13.28	(2)	4,580,664
__________________

(1)	Includes 978,747 shares issuable upon exercise of outstanding options and 2,667,228 shares issuable upon vesting of outstanding restricted stock units.

(2)	Does not take into account outstanding restricted stock units as these awards have no exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Person Transactions

In approving or disapproving any proposed related person transactions, arrangements or relationships, the audit committee will consider all material information, including the identity of the related person and his/her relationship to our company; designation of the proposed transaction as a single, one-time transaction, a proposed series of transactions or an ongoing business relationship; the proposed aggregate value of such transaction or transactions if known, or a good faith estimate; any alternatives considered, including any evidence supporting the arm’s length valuation of the transaction; and the disclosure implications of the proposed transactions. To identify related-person transactions in advance, we rely on information supplied by our executive officers and directors. We have not entered into any related-person transactions since the beginning of 2017.

Independent Directors

We believe our corporate governance initiatives comply with the rules and regulations of the SEC and with the rules of The Nasdaq Stock Market, or Nasdaq. Our board of directors evaluates our corporate governance principles and policies on an ongoing basis.

Each of our directors, other than Ms. Yen and Mr. Roberts, qualifies as an independent director in accordance with the published listing requirements of Nasdaq. The Nasdaq independence definition includes a series of objective tests, such as that the director is not also one of our employees and has not engaged in certain types of business dealings with the Company. In addition, as further required by the Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and by RPX with regard to each director’s business and personal activities as they may relate to us and our management.

Item 14.	Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm’s Fees

The following table represents aggregate fees billed to RPX for the years ended December 31, 2017, and December 31, 2016, by PricewaterhouseCoopers LLP.

	Year Ended December 31,
	2017	2016
Audit fees(1)	$2,283,293	$2,017,898
Tax fees(2)	329,580	197,817
All other fees(3)	1,800	1,800
Total fees	$2,614,673	$2,217,515
___________________

(1)
The fees billed or incurred by PricewaterhouseCoopers LLP for professional services rendered in connection with the annual audit of our consolidated financial statements and internal controls for the years ended December 31, 2017 and 2016 include the review of quarterly financial statements included in our quarterly reports on Form 10-Q, the review and consent issued for our registration statement on Form S-8, and the annual audit of the financial statements of Inventus Solutions, Inc. for the year ended December 31, 2015. These fees also include statutory and other audit work performed with respect to certain of our subsidiaries as well as fees for accounting consultations.

(2)	Tax fees consist of fees billed for tax compliance, consultation and planning services.

(3)	For the year ended December 31, 2017 and 2016, other fees consisted of on-line subscription fees and other miscellaneous services. No other consulting services were provided.

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

RPX CORPORATION
(Registrant)

April 30, 2018	By:	/s/ MARTIN E. ROBERTS
Martin E. Roberts
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-35146	32.1	March 5, 2018

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-35146	32.2	March 5, 2018