Form 10-Q
period 2018-03-31
RPX Corp
filed 2018-05-08
CIK 1509432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————
FORM 10-Q
————————————————
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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
————————————————
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒    NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☒
There were 49,933,908 shares of the registrant’s common stock issued and outstanding as of April 27, 2018.

RPX Corporation
Form 10-Q - Quarterly Report
For the quarter ended March 31, 2018
————————————————

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited).
RPX Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$159,220	$138,710
Short-term investments	9,027	18,455
Restricted cash	192	249
Accounts receivable, net	77,485	63,860
Prepaid expenses and other current assets	26,228	34,398
Total current assets	272,152	255,672
Patent assets, net	119,619	131,888
Property and equipment, net	5,025	5,090
Intangible assets, net	47,716	49,087
Goodwill	72,511	70,756
Restricted cash, less current portion	968	968
Deferred tax assets	27,257	27,939
Other assets	18,985	20,233
Total assets	$564,233	$561,633
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,610	$2,225
Accrued liabilities	11,011	15,736
Deferred revenue	89,246	85,790
Other current liabilities	2,115	1,485
Total current liabilities	105,982	105,236
Deferred revenue, less current portion	349	484
Deferred tax liabilities	3,697	3,657
Other liabilities	11,012	11,104
Total liabilities	121,040	120,481
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	378,748	376,793
Retained earnings	68,390	70,808
Accumulated other comprehensive loss	(3,950)	(6,454)
Total stockholders’ equity	443,193	441,152
Total liabilities and stockholders’ equity	$564,233	$561,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation • Form 10-Q • Page 1

RPX Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$67,121	$75,415
Cost of revenue	42,230	44,130
Selling, general and administrative expenses	24,252	21,728
Operating income	639	9,557
Interest and other income (expense), net:
Interest income	327	165
Interest expense	(11)	(908)
Other income (expense), net	546	210
Total interest and other income (expense), net	862	(533)
Income before provision for income taxes	1,501	9,024
Provision for income taxes	1,421	3,369
Net income	$80	$5,655

Net income per share:
Basic	$—	$0.12
Diluted	$—	$0.11
Weighted-average shares used in computing net income per share:
Basic	49,755	48,676
Diluted	50,267	49,305

Dividends declared per common share	$0.05	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation • Form 10-Q • Page 2

RPX Corporation
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$80	$5,655
Other comprehensive income, net of tax:
Unrealized holding gains on available-for-sale securities arising during the period, net of tax	4	51
Foreign currency translation adjustments	2,500	928
Comprehensive income	$2,584	$6,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation • Form 10-Q • Page 3

RPX Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income	$80	$5,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,593	35,731
Stock-based compensation	3,690	2,734
Amortization of premium on investments	68	471
Deferred income taxes	580	1,911
Unrealized foreign currency gain	(751)	(169)
Other	81	141
Changes in assets and liabilities:
Accounts receivable	(13,126)	31,933
Prepaid expenses and other assets	9,543	(7,716)
Accounts payable	1,348	(819)
Accrued and other liabilities	(4,259)	(5,624)
Deferred revenue	3,320	6,996
Net cash provided by operating activities	33,167	71,244
Investing activities
Purchases of investments	(3,250)	(3,875)
Maturities of investments	12,515	25,875
Purchases of property and equipment	(731)	(362)
Acquisitions of patent assets	(17,321)	(27,421)
Net cash used in investing activities	(8,787)	(5,783)
Financing activities
Repayment of principal on term debt	—	(1,250)
Proceeds from exercise of stock options	142	422
Taxes paid related to net-share settlements of restricted stock units	(1,895)	(1,708)
Payments of capital leases	(38)	(104)
Payments of dividends to stockholders	(2,498)	—
Repurchase of common stock	—	(4,491)
Net cash used in financing activities	(4,289)	(7,131)
Foreign-currency effect on cash, cash equivalents, and restricted cash	362	35
Net increase in cash, cash equivalents, and restricted cash	20,453	58,365
Cash, cash equivalents, and restricted cash at beginning of period	139,927	101,576
Cash, cash equivalents, and restricted cash at end of period	$160,380	$159,941

Non-cash investing and financing activities
Change in patent assets purchased and accrued but not paid	$—	$250
Change in fixed assets purchased and accrued but not paid	$—	$(46)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPX Corporation • Form 10-Q • Page 4

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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, necessary to state fairly the results of the interim periods have been included in the accompanying financial statements. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any subsequent interim period or for the year ending December 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2018.

Significant Accounting Policies
Other than the revised revenue recognition policy under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606") for the patent risk management segment disclosed below, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2018, as compared to the significant accounting policies presented under the heading “Basis of Presentation and Significant Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2018.

Revenue Recognition

Patent Risk Management
The primary source of the Company’s revenue from its patent risk management services offering is fees paid by its clients under subscription agreements. From these arrangements, the Company recognizes subscription revenue

RPX Corporation • Form 10-Q • Page 5

for providing ongoing services that mitigate or eliminate the costs of patent litigation throughout the membership term, and licensing revenue for certain discrete patent assets transferred to its membership clients (“catalyst license”) as well as for access to the patent portfolio that clients obtain when becoming a member or renewing membership (“portfolio access license”). Each of these promises are generally capable of being distinct and are accounted for as a separate performance obligation. Revenue is recognized when control of these products and services are transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

Nature of Products and Services:

•	Subscription Revenue
Members pay annual fees over the term of their membership for the Company to provide ongoing services, including the acquisition of patent assets, that mitigate or eliminate the costs of patent litigation. The Company reduces a member’s risk and expense by defensively acquiring or licensing patent assets on a continual basis throughout the membership term. The Company also provides extensive patent market intelligence and patent-related data to its clients as part of its patent risk management service. The nature of the Company’s promise is a stand-ready obligation to provide an array of patent risk management services that are each capable of being distinct. The Company’s patent risk management services are accounted for as a series of distinct services and revenue is recognized over time as the customer simultaneously receives and consumes the benefits provided as the Company performs the patent risk management services.

•	Fee Revenue

•
Catalyst license fee - The Company’s subscription agreements can include certain discrete patent licenses that a member receives at the start of their membership term which are often catalysts for joining or renewing a member’s patent risk management subscription. This catalyst license provides the member with a right to use the intellectual property as it exists when it's made available to the member. Members receive either a perpetual license or term license which provide members with the same functionality and differ mainly in the duration over which the member benefits from the license. Catalyst licenses are a right to use the intellectual property and are recognized upfront at the point in time when the license is made available to the member. The Company may treat the fee allocated to the catalyst license on a gross or net basis against patent assets depending on the specific facts and circumstances of the transaction and only capitalizes the acquired asset that relates to non-contributing members which were not recognized on a net basis.

•
Portfolio access license fee - Members receive a term license to all the patent assets owned by the Company upon joining as a member, which converts to a perpetual license when a member vests, which is generally after two or three years. Members will also vest into perpetual license rights to the Company's patent assets acquired throughout the membership term on a rolling basis. In the event a member does not renew its patent risk management subscription, the member retains license rights only to those patent assets into which it has perpetually vested. This portfolio license is a right to use the intellectual property and is recognized at a point in time when the portfolio access for the unvested licenses is made available to the member which is typically at the start of the respective membership term.

•
Other fee-related revenue - The Company's syndicated acquisitions can include member or non-member fees for the sale of perpetual licenses that are separate from fees paid under subscription agreements and are not catalysts for membership. The Company may treat these on a gross or net basis against patent assets depending on the specific facts and circumstances of the transaction. The Company may also recognize revenue from advisory fees in connection with certain syndicated acquisitions. The sale of perpetual licenses and advisory fees are collectively referred to as other fee-related revenue.

RPX Corporation • Form 10-Q • Page 6

Significant Judgments:
Judgment is required to determine the standalone selling price (“SSP”) for each distinct performance obligation. The Company utilizes a multi-step process to estimate the standalone selling price for each of its performance obligations. The Company does not sell any of its patent risk management subscription services on a standalone basis and each member is priced based on member specific factors related to their individual patent litigation risk. The Company considers all available information (including market conditions, member specific factors and information about the members exposure to litigation risk and cost) when estimating SSP. In certain arrangements, the Company will use the residual method to determine SSP as there is a high degree of variability in the prices charged for the Company’s products and services since each client has a unique patent risk profile.

Each client’s annual subscription fee is based either on a rate card in effect at the time of the client’s initial membership agreement or through a fixed fee which is risk-adjusted based on the client's unique patent risk profile. A client’s subscription fee on rate card is generally determined using its rate card and its normalized operating income, which is defined as the greater of (i) the average of its operating income for the three most recently reported fiscal years and (ii) 5% of its revenue for the most recently reported fiscal year. The fee for the first year of the agreement is typically determined and invoiced at the time of contract execution. The fee for each subsequent year of the agreement is generally calculated and invoiced in advance prior to each anniversary date of the agreement. For members on rate card, the Company must estimate the total transaction price at contract execution as financial data for future years is unavailable to input into the rate card calculation. The Company uses the rate card fee for the current year to estimate the membership fees for future membership terms in its determination of the total transaction price. The Company allocates this variable consideration entirely to the series of patent risk management services for the respective year and updates its estimate of the transaction price annually upon billing.

As part of the adoption of ASC 606, the Company elected to use the following practical expedients:

•
for completed contracts at transition that have variable consideration, the Company will use the transaction price at the date the contract was completed, rather than estimating variable consideration amounts in the comparative periods,

•
for contracts modified prior to January 1, 2016, the Company will reflect the aggregate effect of all modifications that occur before January 1, 2016 when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price to the satisfied an unsatisfied performance obligations for the modified contract at transition, and

•
the Company will not adjust the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between the Company's transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less.

Contract Balances:
The timing of revenue recognition, billings and cash collections results in unbilled trade receivables (recognized in Accounts receivable, net in the Company's consolidated balance sheet) as well as deferred revenues. The Company records an unbilled receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. For multi-year agreements, members are generally invoiced annually on the anniversary date of the agreement. The Company records an unbilled receivable related to revenue recognized for the portfolio access licenses and catalyst licenses and deferred revenue for the unrecognized portion of its patent risk management services.

For certain catalyst licenses which are recorded on a net basis, the Company records a non-trade receivable (recognized in Other assets in the Company's consolidated balance sheet) as the transaction results in a reduction of basis in the Company's acquired patent asset.

In instances where the timing of revenue recognition differs from the timing of invoicing, the Company determined its contracts generally do not include a significant financing component. The primary purpose of its invoicing terms is to provide customers with simplified and predictable ways of purchasing its products and services, not to receive financing from its customers, or to provide its customers with financing, such as catalyst and portfolio licenses that are invoiced annually with revenue recognized upfront.

RPX Corporation • Form 10-Q • Page 7

The opening balance of current and long-term trade and non-trade unbilled receivables was $54.2 million as of January 1, 2016.

Recent Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board "(FASB") issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 addresses the diversity in practice that exists in the classification and presentation of changes in restricted cash and requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective retrospectively for fiscal years beginning after December 15, 2017. The Company adopted this guidance effective January 1, 2018, using the retrospective transition approach for all periods presented. The adoption of ASU 2016-18 does not have a material impact on the Company's consolidated financial statements.

In February 2016 the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. The Company's leases are primarily operating leases for office space and will continue to be classified as operating leases under ASC 2016-02. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Revenue from Contracts with Customers
Effective January 1, 2018, the Company began recognizing revenue in accordance with ASC 606 under which revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, ASC 606 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted the standard using the full retrospective method to recast each prior reporting period presented.

The new standard’s most significant impact to the Company’s financial information relates to the identification of multiple performance obligations from its patent risk management membership subscription and the timing and amount of recognition for these separable performance obligations. Specifically, the Company recognizes separate performance obligations under ASC 606 for certain discrete patent assets transferred to its membership clients as well as for access to the patent portfolio that clients obtain when becoming a member or renewing membership. The revenue generated from these additional performance obligations is recognized at a point in time under ASC 606. Formerly, under ASC 605, the Company generally recognized membership fees ratably on a gross basis over the term of the customer contract. Therefore, the adoption of ASC 606 increases the variability of revenue recognized from the Company's patent risk management services from period to period as well as reduces revenue and patent assets, and related amortization of these patent assets, previously treated on a gross basis under ASC 605 that are treated on a net basis against patent assets under ASC 606 due to the additional separable performance obligations.

ASC 606 also requires the Company to make significant judgments in determining SSP for each distinct performance obligation. The Company’s patent licenses are not sold or priced separately from its patent risk management service and are sold at a broad range of amounts which is in the form of a bundled membership fee. The Company typically has more than one SSP for the same licenses and services based on a member’s individual perceived patent risk. As such, the Company is required to determine SSP using inputs that are not directly observable. The Company considers all information that is available and maximizes the use of observable inputs in its determination of SSP.

Revenue recognition related to the Company’s discovery services segment and its patent risk management insurance offering is not materially changed under ASC 606.

RPX Corporation • Form 10-Q • Page 8

The Company recast its financial statements from amounts previously reported due to the adoption of ASC 606 shown below.

RPX Corporation
Consolidated Statements of Operations
Selected Line Items Under ASC 605 and ASC 606
(in thousands)
(unaudited)
	Three months ended March 31, 2017
	ASC 605	New Revenue Standard Adjustment	ASC 606
Revenue	$82,512	$(7,097)	$75,415
Cost of revenue	51,298	(7,168)	44,130
Selling, general and administrative expenses	21,121	607	21,728
Provision for income taxes	3,567	(198)	3,369
Net income	$5,993	$(338)	$5,655

RPX Corporation
Consolidated Balance Sheet
Selected Line Items Under ASC 605 and ASC 606
(in thousands)
(unaudited)
	December 31, 2017
	ASC 605	New Revenue Standard Adjustment	ASC 606
Accounts receivable, net	$51,544	$12,316	$63,860
Prepaid expenses and other current assets	25,687	8,711	34,398
Patent assets, net	163,048	(31,160)	131,888
Deferred tax assets	23,572	4,367	27,939
Other assets	3,664	16,569	20,233
Deferred revenue, current	105,150	(19,360)	85,790
Deferred revenue, less current portion	1,718	(1,234)	484
Retained earnings	$39,411	$31,397	$70,808

RPX Corporation • Form 10-Q • Page 9

RPX Corporation
Consolidated Statements of Cash Flows
Selected Line Items Under ASC 605 and ASC 606
(in thousands)
(unaudited)
	Three months ended March 31, 2017
	ASC 605	New Revenue Standard Adjustment	ASC 606
Operating activities
Net income	$5,993	$(338)	$5,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,929	(7,198)	35,731
Deferred income taxes	2,109	(198)	1,911
Other	(484)	625	141
Changes in assets and liabilities:
Accounts receivable	27,815	4,118	31,933
Prepaid expenses and other assets	(5,572)	(2,144)	(7,716)
Deferred revenue	5,819	1,177	6,996

Investing activities
Acquisitions of patent assets	$(31,379)	$3,958	$(27,421)

In addition, the cumulative effect of ASC 606 to the Company’s retained earnings at January 1, 2016 was an increase of $44.8 million.
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

RPX Corporation • Form 10-Q • Page 10

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$80	$5,655
Denominator:
Basic shares:
Weighted-average shares used in computing basic net income per share	49,755	48,676
Diluted shares:
Weighted-average shares used in computing basic net income per share	49,755	48,676
Dilutive effect of stock options and restricted stock units using the treasury-stock method	512	629
Weighted-average shares used in computing diluted net income per share	50,267	49,305
Net income per share:
Basic	$—	$0.12
Diluted	$—	$0.11

The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Outstanding weighted-average:
Stock options	582	718
Restricted stock units	562	765
4.     Financial Instruments
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2018
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2
		Gains	Losses
Cash equivalents:
Commercial paper	$16,230	$—	$—	$16,230	$—	$16,230
Money market funds	57,969	—	—	57,969	57,969	—
Municipal bonds	2,251	—	—	2,251	—	2,251
U.S. government and agency securities	25,974	—	—	25,974	—	25,974
	$102,424	$—	$—	$102,424	$57,969	$44,455
Short-term investments:
Municipal bonds	$9,032	$—	$(5)	$9,027	$—	$9,027

RPX Corporation • Form 10-Q • Page 11

	December 31, 2017
	Amortized Cost	Unrealized		Estimated Fair Value	Level 1	Level 2
		Gains	Losses
Cash equivalents:
Commercial paper	$13,035	$—	$—	$13,035	$—	$13,035
Corporate bonds	1,205	—	—	1,205	—	1,205
Money market funds	52,267	—	—	52,267	52,267	—
Municipal bonds	13,060	—	—	13,060	—	13,060
U.S. government and agency securities	13,101	—	—	13,101	—	13,101
	$92,668	$—	$—	$92,668	$52,267	$40,401
Short-term investments:
Commercial paper	$1,994	$—	$—	$1,994	$—	$1,994
Corporate bonds	3,074	—	(3)	3,071	—	3,071
Municipal bonds	11,888	—	(3)	11,885	—	11,885
U.S. government and agency securities	1,508	—	(3)	1,505	—	1,505
	$18,464	$—	$(9)	$18,455	$—	$18,455

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

As of March 31, 2018 and December 31, 2017, approximately 100% of the Company's marketable security investments mature within one year and nil mature within one to five years. As of March 31, 2018, no individual security incurred continuous unrealized losses for greater than 12 months.

5.	Patent Assets, Net
Patent assets, net, consisted of the following (in thousands):

	December 31, 2017	Additions	Disposals	March 31, 2018
Patent assets	$889,188	$17,321	$(8,232)	$898,277
Accumulated amortization	(757,300)	(29,483)	8,125	(778,658)
Patent assets, net	$131,888			$119,619

The Company’s acquired patent assets relate to technologies used or supplied by companies in a variety of market sectors, including consumer electronics, e-commerce, financial services, media distribution, mobile communications, networking, semiconductors, and software. The Company amortizes each acquired patent asset portfolio on a straight-line basis over its estimated economic useful life. As of March 31, 2018, the estimated economic useful lives of the Company’s patent assets generally ranged from 24 to 60 months. As of March 31, 2018, the weighted-average estimated economic useful life at the time of acquisition of all patent assets acquired since the Company’s inception was 38 months. Patent assets acquired during the three months ended March 31, 2018 had a weighted-average estimated economic useful life at the time of acquisition of 25 months.

As of March 31, 2018, the Company expects amortization expense in future periods to be as follows (in thousands):

2018 (remainder)	$65,297
2019	42,951
2020	11,282
2021	89
Total estimated future amortization expense	$119,619

RPX Corporation • Form 10-Q • Page 12

Amortization expense related to the Company's patent assets was $29.6 million and $32.6 million for the three months ended March 31, 2018 and 2017, respectively.

6.	Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Internal-use software	$8,729	$8,530
Leasehold improvements	2,098	2,098
Computer, equipment and software	6,558	5,960
Furniture and fixtures	755	755
Construction-in-progress	25	21
Total property and equipment, gross	18,165	17,364
Less: Accumulated depreciation and amortization	(13,140)	(12,274)
Total property and equipment, net	$5,025	$5,090

Depreciation and amortization expense related to the Company's property and equipment was $0.8 million for each three month period ended March 31, 2018 and 2017.
7.     Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to customers for the Company's patent risk management services. The Company records an unbilled receivable when revenue is recognized prior to invoicing and deferred revenue when revenue is recognized subsequent to invoicing. For multi-year agreements, the Company generally invoices members annually on the anniversary date of the agreement and when applicable, records an unbilled receivable related to portfolio access or catalyst licenses when revenue is recognized in excess of billings since it has an unconditional right to invoice and receive future payments related to these licenses.

For certain catalyst licenses which are recorded on a net basis, the Company records a non-trade receivable in prepaid expenses and other current assets or other assets in the Company's consolidated balance sheet.

The Company's unbilled receivables and deferred revenue from contracts with customers consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accounts receivable, net:
Unbilled trade receivables, current	$10,192	$12,316
Prepaid expenses and other current assets:
Unbilled non-trade receivables, current	8,021	8,711
Other assets:
Unbilled trade receivables, non-current	6,076	7,684
Unbilled non-trade receivables, non-current	8,923	8,884
Deferred revenue, current	(89,246)	(85,790)
Deferred revenue, non-current	(349)	(484)
Total deferred revenue, net	$(56,383)	$(48,679)

The Company has not recorded any impairment losses on its receivables to date. During the three months ended March 31, 2018 and 2017, the Company recognized revenue of $32.7 million and $35.4 million, respectively, which was included in deferred revenue in the Company's consolidated balance sheets at December 31, 2017 and 2016, respectively.

RPX Corporation • Form 10-Q • Page 13

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized, which includes unearned revenue and amounts that the Company will invoice and recognize as revenue in future periods. The Company's unfulfilled performance obligations as of March 31, 2018 and the estimated revenue expected to be recognized in the future related to the performance obligations are as follows (in thousands):

2018 (remainder)	$104,093
2019	72,415
2020	25,616
2021	2,209
2022	1,255
Thereafter	968
Total unfulfilled performance obligations	$206,556

8.	Goodwill
The changes in the carrying amounts of goodwill by operating segment were as follows (in thousands):

	Patent Risk Management	Discovery Services	Total
Balance as of December 31, 2017	$19,978	$50,778	$70,756
Foreign currency translation adjustments	—	1,755	1,755
Balance as of March 31, 2018	$19,978	$52,533	$72,511

The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. No impairment of goodwill was identified during the three months ended March 31, 2018.

9.	Intangible Assets, Net
Intangible assets, net, consisted of the following (in thousands):

	March 31, 2018			December 31, 2017
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$57,605	$(13,553)	$44,052	$56,688	$(11,764)	$44,924
Trademarks	2,900	(1,058)	1,842	2,900	(938)	1,962
Developed technology	6,435	(4,613)	1,822	6,237	(4,036)	2,201
	$66,940	$(19,224)	$47,716	$65,825	$(16,738)	$49,087

As of March 31, 2018, the Company expects amortization expense in future periods to be as follows (in thousands):

2018 (remainder)	$6,540
2019	6,739
2020	6,615
2021	6,615
2022	6,160
Thereafter	15,047
Total estimated future amortization expense	$47,716

Amortization expense related to the Company's intangible assets was $2.2 million and $2.3 million for the three months ended March 31, 2018 and 2017, respectively.

RPX Corporation • Form 10-Q • Page 14

10.	Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued payroll-related expenses	$6,090	$10,669
Accrued other expenses	4,921	5,067
Total accrued liabilities	$11,011	$15,736

11.	Commitments and Contingencies
Commitments
The Company generally does not enter into long-term minimum purchase commitments. Its principal long-term commitments consist of obligations under operating leases for office space. There were no material changes to the Company’s contractual obligations or commitments during the three months ended March 31, 2018 as compared to those presented under the heading “Commitments and Contingencies” in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2018.

The following table summarizes rent expense related to non-cancelable operating leases (in millions):

	Three Months Ended March 31,
	2018	2017
Rent expense	$1.4	$1.6
Sublease income	(0.3)	(0.3)
Rent expense, net of sublease income	$1.1	$1.3

Litigation
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and reasonably estimable. No liability for litigation or contingencies was recorded as of March 31, 2018 or December 31, 2017.

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

Guarantees and Indemnifications
The Company has, in connection with the sale of patent assets, agreed to indemnify and hold harmless the buyer of such patent assets for losses resulting from breaches of representations and warranties made by the Company. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any significant amount to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. No liability was recorded for these agreements as of March 31, 2018 or December 31, 2017. The Company has no reason to believe that there is any material liability related to such indemnification provisions. The Company does not indemnify its clients for patent infringement.

RPX Corporation • Form 10-Q • Page 15

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

Reserves for Known and Incurred but not Reported Claims
The Company offers patent litigation insurance that covers certain costs associated with patent infringement lawsuits, and it assumes a portion of the underwriting risk on these insurance policies that it issues on behalf of third party underwriters. As of March 31, 2018 and December 31, 2017, the Company recorded a reserve of $0.9 million and $1.1 million, respectively, for known and incurred but not reported claims that represent estimated claim costs and related expenses for the policies underwritten and its portion of the underwriting risk on policies that the Company issued on behalf of third party underwriters. The Company regularly reviews loss reserves using a variety of actuarial techniques and updates them as its loss experience develops.

12.	Stockholders’ Equity
Equity Plans
A summary of the Company’s activity under its equity-settled award plans and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2017	4,728	979	$13.29
Options exercised	—	(39)	3.61
Options forfeited/canceled	200	(200)	14.91
Restricted stock units granted	(648)	—	—
Restricted stock units forfeited	110	—	—
Restricted stock units withheld related to net-share settlement of restricted stock units	146	—	—
Balance - March 31, 2018	4,536	740	13.36	3.0	$1,129
Vested and exercisable - March 31, 2018		740	13.36	3.0	1,129

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2018 and 2017 was $0.3 million and $0.7 million, respectively. No stock options vested during the three months ended March 31, 2018, and as of March 31, 2018, all options issued and outstanding were fully vested.

RPX Corporation • Form 10-Q • Page 16

Restricted Stock Units
The summary of RSU activity, which includes performance-based restricted stock units (“PBRSUs”), is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested units - December 31, 2017	2,520	$11.95
Granted	648	13.43
Vested	(413)	12.42
Forfeited	(110)	11.93
Non-vested units - March 31, 2018	2,645	12.15	$28,273

The total grant date fair value of RSUs vested during the three months ended March 31, 2018 and 2017 was $5.4 million and $4.4 million, respectively.

In October 2013, the Board of Directors approved net-share settlement for tax withholdings on RSU vesting. During the three months ended March 31, 2018, the Company withheld issuing 146,002 shares of its common stock based on the value of the RSUs on their vesting dates as determined by the Company’s closing common stock price. Total payments to taxing authorities for employees’ minimum tax obligations were $1.9 million for the three months ended March 31, 2018, and were recorded as a reduction to additional paid-in capital and reflected as a financing activity within the condensed consolidated statements of cash flows. The net-share settlements reduced the number of shares that would have otherwise been issued on the vesting date and increased the number of shares reserved for future issuance under the 2011 Plan.

Stock-Based Compensation Related to Employees and Directors
The fair value of RSUs granted to employees and directors is measured by reference to the fair value of the underlying shares on the date of grant. Stock-based compensation expense which was related to PBRSUs and RSUs granted to employees and directors was $3.6 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively. The Company did not grant any PBRSUs during either three-month period ended March 31, 2018 or 2017.

As of March 31, 2018, there was $29.1 million of unrecognized compensation cost related to RSUs, including PBRSUs, which is expected to be recognized over a weighted-average period of 2.8 years. Future grants of equity awards will increase the amount of stock-based compensation expense to be recorded.

RPX Corporation • Form 10-Q • Page 17

Stock Repurchase Program
On February 10, 2015, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company is authorized to repurchase up to $75.0 million of its outstanding common stock with no expiration date from the date of authorization. In March 2016 and May 2016, the Company increased its share repurchase program by $25.0 million and $50.0 million, respectively, for a total amount authorized of $150.0 million. As of March 31, 2018, the Company repurchased $94.6 million of the outstanding common stock. Under the program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The share repurchase program does not have an expiration date but was suspended upon the Company's entry into the Merger Agreement as described in Note 16, "Subsequent Events" and may be modified or terminated at any time for any reason. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. The Company repurchased shares of its common stock in the open market, which were retired upon repurchase. The purchase price for the repurchased shares is reflected as a reduction to common stock and retained earnings in the Company's consolidated balance sheet. Share repurchase activity during the period presented was as follows (in thousands, except per share data):

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased
Cumulative repurchase activity as of December 31, 2017	8,617	$10.97	$94,566
Repurchase activity during the period	—	—	—
Cumulative repurchase activity as of March 31, 2018	8,617	$10.97	$94,566

Dividends
During the three months ended March 31, 2018, the Company declared and paid quarterly cash dividends of $2.5 million, or $0.05 per share of common stock. The Company's quarterly dividend was canceled in April 2018 upon the Company's entry into the Merger Agreement as described in Note 16, "Subsequent Events".

13.	Income Taxes
The Company uses an estimated annual effective tax rate based upon a projection of its annual fiscal year results to measure the income tax benefit or expense recognized in each interim period. The Company’s effective tax rate, including the impact of discrete items, was 95% and 37% for the three months ended March 31, 2018 and 2017, respectively. The Company's effective tax rate for the three months ended March 31, 2018 increased as compared to the prior year and as compared to the statutory tax rate primarily due to the impact of foreign tax withholdings under the Tax Cuts and Jobs Act.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other changes was a permanent reduction in the federal corporate income tax rate from 35% to 21% as well as a change in the US international tax system to move towards a more territorial system. As a result, Global Intangible Low-Taxed Income ("GILTI") was implemented to discourage the erosion of the US tax base through the movement of intangible assets offshore. As of March 31, 2018, the amounts recorded for the Tax Cuts and Jobs Act remain provisional for the transition tax, the remeasurement of deferred taxes, and the Company's reassessment of permanently reinvested earnings, uncertain tax positions and valuation allowances. These estimates may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, state tax conformity to federal tax changes and the impact of the GILTI provisions. The Company included an estimate of the GILTI impact for 2018 of $3.6 million in its tax provision.

The Company's 2014 through 2017 tax periods remain open to examination by the Internal Revenue Service and the 2013 through 2017 tax periods remain open to examination by most state tax authorities. The Internal Revenue Service's examination of Inventus's federal income tax return for fiscal year 2013 was closed during the three months ended March 31, 2017 with no material adjustments. The Company's 2015 through 2017 tax periods remain open to examination in the United Kingdom.

14.	Related-Party Transactions
During the three months ended March 31, 2018 and 2017, two and four members, respectively, of the Company’s Board of Directors also served on the boards of directors of RPX clients.

RPX Corporation • Form 10-Q • Page 18

The Company recognized the following from these clients (in millions):

	Three Months Ended March 31,
	2018	2017
Revenue	$0.6	$2.0
Selling, general and administrative expenses	$0.1	$0.2

As of March 31, 2018 and December 31, 2017, there were $3.0 million and $1.5 million receivables, respectively, from these clients.

15.	Segment Reporting
Operating segments are components of an enterprise about which separate financial information is available. Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company's Chief Executive Officer reviews separate financial information for the patent risk management and discovery services businesses and therefore the Company has two reportable segments: 1) patent risk management which generates its revenues primarily from membership subscriptions, premiums earned from insurance policies, and management fees for marketing, underwriting, and claim management and 2) discovery services which generates its revenues primarily from fees generated for data collection, hosting and processing, project management, and document review services. There are no material internal revenue transactions between these two reportable segments.

Although adjusted EBITDA and adjusted operating income (loss) are not measures of financial performance determined in accordance with GAAP, the Company's chief operating decision maker evaluates segment financial performance by utilizing the segment's adjusted EBITDA and adjusted operating income (loss) because the Company believes it is a useful supplemental measure that reflects core operating performance and provides an indicator of the segment's ability to generate cash.

The Company defines adjusted EBITDA as net income exclusive of provision for income taxes, interest and other income (expense), net, impairment losses, stock-based compensation and related employer payroll taxes, depreciation, and amortization. The Company defines adjusted operating income (loss) as GAAP operating income (loss) exclusive of impairment losses. There are limitations in using the Company's measures of financial performance that are not determined in accordance with GAAP and these may be different from other financial measures not determined in accordance with GAAP used by other companies. These financial measures are limited in value because they exclude certain items that may have a material impact on the Company's reported financial results. In addition, they are subject to inherent limitations as they reflect the exercise of judgment by the Company about which items are adjusted to calculate its financial measures not determined in accordance with GAAP. The presentation of financial measures not determined in accordance with GAAP should not be considered in isolation or as a substitute for, or superior to, financial results determined in accordance with GAAP.

RPX Corporation • Form 10-Q • Page 19

Summarized financial information by segment utilized by the Company's chief operating decision maker is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017

Patent Risk Management
Revenue	$46,742	$57,389
Cost of revenue	30,634	34,272
Selling, general and administrative expenses	16,978	15,041
Adjusted operating income (loss)	(870)	8,076
Stock-based compensation, including related taxes	3,358	2,441
Depreciation and amortization	30,022	33,310
Adjusted EBITDA	$32,510	$43,827

Discovery Services
Revenue	$20,379	$18,026
Cost of revenue	11,596	9,858
Selling, general and administrative expenses	7,274	6,687
Adjusted operating income	1,509	1,481
Stock-based compensation, including related taxes	510	434
Depreciation and amortization	2,571	2,421
Adjusted EBITDA	$4,590	$4,336

Consolidated
Revenue	$67,121	$75,415
Cost of revenue	42,230	44,130
Selling, general and administrative expenses	24,252	21,728
Adjusted operating income	$639	$9,557

The following table reconciles the Company's subtotal segment adjusted EBITDA to consolidated net income (in thousands):

	Three Months Ended March 31,
	2018	2017

Subtotal segment adjusted EBITDA	$37,100	$48,163
Depreciation and amortization	(32,593)	(35,731)
Stock-based compensation, including related taxes	(3,868)	(2,875)
Interest and other income (expense), net	862	(533)
Provision for income taxes	(1,421)	(3,369)
Net income	$80	$5,655

The following table summarizes the Company's total assets by segment (in thousands):

	March 31, 2018	December 31, 2017
Patent risk management	$398,285	$399,362
Discovery services (1)	165,948	162,271
Total assets	$564,233	$561,633
(1) Includes goodwill and intangible assets acquired through the Company's acquisition of Inventus in January 2016.

RPX Corporation • Form 10-Q • Page 20

The following table sets forth the Company's revenue by type for each of the periods indicated, including revenue by segment (in thousands):

	Three Months Ended March 31,
	2018	2017
Subscription revenue	$40,540	$47,046
Fee-related revenue	6,202	10,343
Total patent risk management revenue	46,742	57,389
Discovery services revenue	20,379	18,026
Total revenue	$67,121	$75,415

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

	Three Months Ended March 31,
	2018		2017
United States	$40,333	60%	$42,704	57%
Germany	6,764	10	6,968	9
Japan	8,151	12	10,060	13
Rest of world	11,873	18	15,683	21
Total revenue	$67,121	100%	$75,415	100%

RPX Corporation • Form 10-Q • Page 21

16.	Subsequent Events
On April 30, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Riptide Parent, LLC, a Delaware limited liability company (“Parent”), and Riptide Purchaser, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”). Parent and Purchaser are beneficially owned by affiliates of HGGC, LLC (“HGGC”).

Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Purchaser will commence a cash tender offer no later than May 21, 2018 to acquire all of the outstanding shares of common stock of the Company, $0.0001 par value per share (the “Company Common Stock”), at a price per share of Company Common Stock of $10.50 net to the seller in cash, without interest (such offer, as it may be amended from time to time in accordance with the Merger Agreement, the “Offer,” and such amount of consideration or any greater amount per share that may be paid pursuant to the Offer, the “Offer Price”), subject to any applicable withholding taxes. Parent intends to fund the Offer Price with a combination of committed debt and equity financing and the Company’s cash on hand. The transaction is not subject to a financing condition.

The obligation of Purchaser to purchase Company Common Stock tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including but not limited to: (i) prior to the expiration of the Offer, there shall have been validly tendered and not validly withdrawn shares of Company Common Stock that, together with all other shares of Company Common Stock, if any, beneficially owned by Parent, Purchaser and their respective Affiliates (as defined in the Merger Agreement) and any shares of Company Common Stock that constitute “rollover stock” (as defined by Section 251(h)(6) of the Delaware General Corporation Law), represent at least one share of Company Common Stock more than 50% of the then outstanding shares of Company Common Stock calculated including shares underlying certain stock options, (ii) the expiration or termination of the waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) approval being obtained or deemed to be obtained under the German Act of Restraints of Competition 1957, as amended (“GWB”), and (iv) each of the other conditions set forth in Exhibit A to the Merger Agreement.

The Offer will initially expire at one minute after 11:59 p.m. (New York City time) on the date that is 20 business days following the commencement of the Offer. Under certain circumstances, Purchaser may be required or permitted to extend the Offer on one or more occasions in accordance with the terms set forth in the Merger Agreement and the applicable rules and regulations of the SEC. Purchaser will not be required to extend the Offer beyond October 30, 2018 (the “End Date”), and may not extend the Offer beyond the End Date without the prior written consent of the Company.

As soon as practicable following Purchaser’s acceptance of Company Common Stock tendered pursuant to the Offer and upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with Section 251(h) of the Delaware General Corporation Law, Purchaser will merge with and into the Company, whereupon the separate existence of Purchaser shall cease and the Company shall be the surviving corporation (the “Merger”), without a meeting or vote of stockholders of the Company. At the effective time of the Merger (the “Effective Time”), the shares of Company Common Stock not purchased pursuant to the Offer (other than Company Common Stock owned by the Company as treasury stock, by Parent or Purchaser or by stockholders of the Company who have perfected their statutory rights of appraisal under Delaware General Corporate Law) will each be converted into the right to receive an amount equal to the Offer Price.

The Merger Agreement includes representations, warranties and covenants of the parties customary for a transaction of this nature. Among other things, the Merger Agreement includes covenants by the parties to take all actions to secure required regulatory approvals, and from the date of the Merger Agreement until the Effective Time, the Company has agreed to conduct its business in the ordinary course of business and has agreed to certain other operating covenants, as set forth more fully in the Merger Agreement.

The Company has also agreed not to solicit or initiate discussions with third parties regarding other acquisition proposals regarding the Company and has agreed to certain restrictions on its ability to respond to such proposals, provided that (x) the Company, subject to the terms and conditions of the Merger Agreement, may enter into negotiations or discussions concerning, or provide confidential information to persons making, certain unsolicited proposals if the Company’s Board of Directors determines in good faith such proposal constitutes or could reasonably be expected to lead to a Superior Company Proposal (as defined in the Merger Agreement), subject to certain rights of Parent pursuant to the terms of the Merger Agreement to negotiate with the Company, and (y) the Company’s Board of Directors may also change its recommendation regarding the Offer for a reason unrelated to an acquisition proposal in the context of a Company Intervening Event (as defined in the Merger Agreement), in either case, only if the Company’s Board of Directors determines that the failure to take such action would be inconsistent with its fiduciary duties.

RPX Corporation • Form 10-Q • Page 22

The Merger Agreement also contains certain termination provisions for the Company and Parent, including the right of the Company, in certain circumstances, to terminate the Merger Agreement and accept a Superior Company Proposal. The Company will be required to pay Parent a cash termination fee equal to $18,388,081 if, among other reasons, the Merger Agreement is terminated (i) by the Company to enter into an acquisition agreement that constitutes a Superior Company Proposal or (ii) by Parent because the Board of Directors of the Company adversely changes its recommendation to stockholders to accept the Offer and tender their shares of Company Common Stock to Purchaser in the Offer. Parent will be required to pay the Company a cash termination fee equal to $31,522,425 if, among other reasons, the Merger Agreement is terminated by the Company due to Parent or Purchaser’s (i) failure to accept and pay for shares of Company Common Stock validly tendered and not withdrawn in the Offer or (ii) failure to consummate the Merger. In addition, either the Company or Parent may terminate the Merger Agreement, at any time prior to the time Purchaser accepts for payment the Company Common Stock tendered pursuant to the Offer, if the Merger shall not have been consummated on or before the End Date. The Company expects the transaction to be consummated during the second or third quarter of 2018.

RPX Corporation • Form 10-Q • Page 23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 5, 2018.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. Forward-looking statements include statements regarding our business strategies and business model, products, benefits to our clients, future financial results and expenses, patent acquisition spending, our acquisition of Inventus, our competitive position, and the expected timing and our ability to satisfy the closing conditions, including regulatory approval, of the Merger Agreement (and the tender offer by HGGC contemplated therein), and the expected benefits from such Offer, the Merger and the related agreements with HGGC and its affiliates. These statements are based on the beliefs and assumptions of our management based on information that is currently available. Such forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those identified below and those discussed in the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing and our Annual Report on Form 10-K filed with the SEC on March 5, 2018. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

RPX Corporation • Form 10-Q • Page 24

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

In our defensive patent acquisition activities, we acquire patents, licenses to patents, patent rights and agreements for covenants not to sue, which we collectively refer to as “patent assets.” We measure patent asset acquisition spend on both a “gross” and a “net” basis, whereby the “gross spend” represents the aggregate amount spent including amounts contributed by our clients in syndicated acquisitions above and beyond their subscription fees and the “net spend” represents only the net incremental investment of our own capital which is recognized as a patent asset on our balance sheet. From our inception through March 31, 2018, we have reviewed over 9,500 patent asset portfolios, completed 452 acquisitions of patent asset portfolios with gross and net patent acquisition spend of approximately $2.4 billion and $1.1 billion, respectively. During the three months ended March 31, 2018, we completed 12 acquisitions of patent assets and our gross and net patent acquisition spend totaled $19.5 million and $17.3 million, respectively.

During the three months ended March 31, 2018 and 2017, revenue from our patent risk management services was $46.7 million and $57.4 million, respectively. As of March 31, 2018, our patent risk management segment had approximately 330 clients, consisting of our patent risk management network members and insurance clients. We provide patent risk management services to nearly 430 companies, including those insured under policies sold to venture funds and industry trade associations.

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

Our more than 1,000 discovery services clients in approximately a dozen countries benefit from our discovery services, which include data hosting and backup, data processing and collection, project management, document review, and traditional document production. All of these services are designed to streamline the administration of litigation, investigations, and regulatory compliance. During the three months ended March 31, 2018 and 2017, revenue from our discovery services was $20.4 million and $18.0 million, respectively. Certain of our discovery services operations are denominated in currencies other than the U.S. dollar, primarily the British pound sterling and the Euro, and therefore these operations are exposed to foreign exchange rate fluctuations.

RPX Corporation • Form 10-Q • Page 25

Merger Agreement
On April 30, 2018, the Company entered into the Merger Agreement with Parent and Purchaser. Parent and Purchaser are beneficially owned by affiliates of HGGC.

Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Purchaser will commence the Offer no later than May 21, 2018 to acquire all of the outstanding shares of Company Common Stock at the Offer Price of $10.50 net to the seller in cash, without interest, subject to any applicable withholding taxes. Parent intends to fund the Offer Price with a combination of committed debt and equity financing and the Company’s cash on hand. The transaction is not subject to a financing condition.

As soon as practicable following Purchaser’s acceptance of Company Common Stock tendered pursuant to the Offer and upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with Section 251(h) of the Delaware General Corporation Law, the Merger will occur pursuant to which Purchaser will merge with and into the Company, whereupon the separate existence of Purchaser shall cease and the Company shall be the surviving corporation, without a meeting or vote of stockholders of the Company. At the Effective Time, the shares of Company Common Stock not purchased pursuant to the Offer (other than Company Common Stock owned by the Company as treasury stock, by Parent or Purchaser or by stockholders of the Company who have perfected their statutory rights of appraisal under Delaware General Corporate Law) will each be converted into the right to receive an amount equal to the Offer Price.

For more information, please refer to Note 16, “Subsequent Events,” in Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is hereby incorporated by reference.
Key Components of Results of Operations
Revenue
The primary source of our revenue from our patent risk management services offering is fees paid by our clients under subscription agreements. From these arrangements, we recognize subscription revenue for providing ongoing services that mitigate or eliminate the costs of patent litigation throughout the membership term, licensing fee revenue for certain discrete patent assets transferred to our membership clients (“catalyst license”), as well as for access to the patent portfolio that clients obtain when becoming a member or renewing membership (“portfolio access license”). We recognize revenue from the sale of perpetual licenses and advisory fee income in connection with syndicated acquisitions through our patent risk management services, which we collectively refer to as "other fee-related" revenue. Our subscription revenue is recognized ratably over the period which the fees relate and our fee-related revenue, which includes catalyst license fees, portfolio access license fees, and other fee-related revenue, is generally recognized upfront at a point in time.

Subscription revenue will be positively or negatively impacted by the patent risk profile of our clients on a fixed fee as well as by the financial performance of our patent risk management clients on rate card since their subscription fees reset annually based upon their most recently reported annual financial results. Subscription revenue will also be positively or negatively inversely impacted by the amounts allocated to catalyst and portfolio access license fees. In the future, we may receive other revenue and fee income from newly-introduced products and services. We expect our fee-related revenue to fluctuate significantly from period to period.

In August 2012, we launched our insurance product and started to recognize insurance premium revenue from the insurance policies that we underwrite. In addition, we receive management fees for marketing, underwriting, and claims management services. Insurance premiums earned, net of ceding commissions, from insurance policies, and management fees related to our insurance business are included within subscription revenue. To date, insurance premium revenue has not been material to our results of operations.

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

We do not believe that our rate of growth since inception is representative of anticipated future revenue growth and we anticipate experiencing a year-over-year decline in revenue in future periods.

RPX Corporation • Form 10-Q • Page 26

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

Our cost of revenue from our patent risk management services is primarily driven by the amortization of previously acquired patent assets, which are typically amortized over an estimated useful life of 24 to 60 months. From time to time, we may acquire patent assets that are valuable to our clients and prospects with an estimated useful life that is significantly less than the historical weighted-average of patent assets previously acquired, resulting in increased patent asset amortization expense in periods immediately following the acquisition. Estimating the economic useful lives of our patent assets depends on various factors including whether we acquire patents or licenses to patents, and the remaining statutory life of the underlying patents, either of which could result in shorter amortization periods. We believe that amortization periods of patent assets to be acquired in future periods may be amortized over shorter periods than the historical weighted-average of 38 months, which may cause our cost of revenue to increase. Our cost of revenue from our patent risk management services may fluctuate in the future as it is dependent on the level of net patent asset purchases, the amortization period of the patent assets we acquire, and the level of insurance policies we issue. Our cost of revenue from our patent risk management services will also fluctuate in the future as we determine the amounts allocated for catalyst license fees we receive from our patent risk management clients.

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of salaries and related expenses, including stock-based compensation expense, amortization related to our intangible assets, cost of marketing programs, legal costs, professional fees, travel costs, facility costs, and other corporate expenses. We expect that in the foreseeable future, selling, general and administrative expenses may increase significantly when compared to the prior year period as we incur expenses related to exploring and evaluating strategic alternatives to maximize shareholder value.

Interest and Other Income (Expense), Net
Interest and other income (expense), net consists of interest income earned on our cash, cash equivalents and short-term investments, interest expense incurred on term debt, gains or losses due to foreign currency fluctuations, as well as changes in fair value of our deferred payment obligations. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, Japanese yen, and Euro relative to the U.S. dollar. We expect our interest and other income (expense), net to fluctuate significantly from period to period.

Provision for Income Taxes
Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We expect our effective tax rate to increase in the future when compared to prior year periods due to the treatment of foreign tax withholdings under the Tax Cuts and Jobs Act.

RPX Corporation • Form 10-Q • Page 27

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the 2017 Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Cuts and Jobs Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the following 12 months, we consider the accounting of the deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.
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

Other than the revised revenue recognition policy under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606") disclosed in Note 2, "Basis of Presentation and Significant Accounting Policies," in Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to our significant accounting policies during the three months ended March 31, 2018, as compared to the significant accounting policies presented under the heading “Basis of Presentation and Significant Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on March 5, 2018.

Recent Accounting Pronouncements
Our recent accounting pronouncements are described in more detail in Note 2, "Basis of Presentation and Significant Accounting Policies," in Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RPX Corporation • Form 10-Q • Page 28

Results of Operations
The following table sets forth our condensed consolidated statement of operations data for each of the periods indicated, including segment information (in thousands). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended March 31,
	2018	2017
Revenue
Patent risk management	$46,742	$57,389
Discovery services	20,379	18,026
Total revenue	67,121	75,415
Cost of revenue
Patent risk management	30,634	34,272
Discovery services	11,596	9,858
Total cost of revenue	42,230	44,130
Selling, general and administrative expenses
Patent risk management	16,978	15,041
Discovery services	7,274	6,687
Total selling, general and administrative expenses	24,252	21,728
Operating income (loss)
Patent risk management	(870)	8,076
Discovery services	1,509	1,481
Total operating income	639	9,557
Interest and other income (expense), net	862	(533)
Income before provision for income taxes	1,501	9,024
Provision for income taxes	1,421	3,369
Net income	$80	$5,655

RPX Corporation • Form 10-Q • Page 29

The following table sets forth our condensed consolidated statement of operations data as a percentage of total revenue for each of the periods indicated, including segment information.

	Three Months Ended March 31,
	2018	2017
Revenue
Patent risk management	70%	76%
Discovery services	30	24
Total revenue	100	100
Cost of revenue
Patent risk management	46	45
Discovery services	17	13
Total cost of revenue	63	58
Selling, general and administrative expenses
Patent risk management	25	20
Discovery services	11	9
Total selling, general and administrative expenses	36	29
Operating income (loss)
Patent risk management	(1)	11
Discovery services	2	2
Total operating income	1	13
Interest and other income (expense), net	1	(1)
Income before provision for income taxes	2	12
Provision for income taxes	2	4
Net income	—%	8%
Three Months Ended March 31, 2018 and 2017
Revenue
The following table sets forth our total revenue for each of the periods indicated, including revenue by segment (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue
Subscription revenue	$40,540	$47,046
Fee-related revenue	6,202	10,343
Total patent risk management revenue	46,742	57,389
Discovery services revenue	20,379	18,026
Total revenue	$67,121	$75,415

Our revenue for the three months ended March 31, 2018 was $67.1 million compared to $75.4 million during the same period a year prior, a decrease of $8.3 million, or 11%. Subscription revenue, which includes membership subscriptions to our patent risk management services, premiums earned from insurance policies, and management fees, for the three months ended March 31, 2018 was $40.5 million compared to $47.0 million for the three months ended March 31, 2017. The decrease in subscription revenue was primarily attributable to a decrease of $7.7 million from clients who joined our network prior to March 31, 2017 and, in certain cases, may no longer be a part of our network as of March 31, 2018, partially offset by an increase in membership fees and insurance premiums of $1.2 million from new clients who joined our network subsequent to March 31, 2017.

Fee-related revenue, which includes catalyst license fees, portfolio license fees, and other fee-related revenue primarily related to syndicated acquisitions, for the three months ended March 31, 2018 was $6.2 million compared to $10.3 million for the three months ended March 31, 2017, a decrease of $4.1 million, or 40%. This decrease was due to a

RPX Corporation • Form 10-Q • Page 30

decrease of $2.2 million of other-fee related revenue primarily due to a decrease in sales of perpetual license fees and a decrease of $2.2 million of portfolio access license fees. This was partially offset by an increase of $0.3 million in catalyst license fees.

Discovery revenue, which includes fees generated from data collection, hosting and processing, project management, and document review services, for the three months ended March 31, 2018 was $20.4 million compared to $18.0 million in the same period a year prior. The increase is primarily attributable to an increase in fees generated from document review services during the three months ended March 31, 2018 as compared to the prior year period.

Cost of Revenue
Our cost of revenue for the three months ended March 31, 2018 was $42.2 million compared to $44.1 million during the same period a year prior, a decrease of $1.9 million, or 4%. Cost of revenue from our patent risk management services for the three months ended March 31, 2018 was $30.6 million compared to $34.3 million for the three months ended March 31, 2017. The decrease in our cost of revenue from our patent risk management services is primarily attributable to a decrease in patent amortization expense of $3.0 million and a decrease of $0.5 million related to our patent infringement litigation insurance.

Cost of revenue from our discovery services for the three months ended March 31, 2018 was $11.6 million compared to $9.9 million for the three months ended March 31, 2017. The increase in our cost of revenue from our discovery services is primarily attributable to an increase in third-party contractor and personnel-related costs, including stock-based compensation, during the three months ended March 31, 2018 as compared to the prior year period.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended March 31, 2018 were $24.3 million compared to $21.7 million during the same period a year prior, an increase of $2.6 million, or 12%. Selling, general and administrative expense from our patent risk management services for the three months ended March 31, 2018 was $17.0 million compared to $15.0 million for the three months ended March 31, 2017. This increase is primarily attributable to a $1.7 million increase in legal and other professional service fees due to the strategic review of the Company and a $0.8 million increase in personnel-related costs, including stock-based compensation during the three months ended March 31, 2018 as compared to the prior year period. These increases were partially offset by other general corporate expenses.

Selling, general and administrative expenses from our discovery services for the three months ended March 31, 2018 were $7.3 million compared to $6.7 million for the three months ended March 31, 2017. The increase in selling, general and administrative expense from our discovery services is primarily attributable to increases in personnel-related costs, including stock-based compensation, due to increases in headcount.

Interest and Other Income (Expense), Net
Our interest and other income, net for the three months ended March 31, 2018 was $0.9 million compared to interest and other expense, net of $0.5 million during the same period a year prior, an increase of $1.4 million. The increase was primarily due to a decrease of $0.9 million of interest expenses incurred on our term debt which we paid in full in 2017, $0.3 million increase in realized and unrealized foreign currency gains, and a $0.2 million increase in interest income generated on our short-term investments.

Provision for Income Taxes
Our provision for income taxes was $1.4 million and $3.4 million for the three months ended March 31, 2018 and 2017, respectively. Our effective tax rate, including the impact of discrete items, was 95% and 37% for the three months ended March 31, 2018 and 2017, respectively. Our effective tax rate for the three months ended March 31, 2018 increased primarily due to the impact of foreign tax withholdings under the Tax Cuts and Jobs Act which was signed into law on December 22, 2017.
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

RPX Corporation • Form 10-Q • Page 31

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

The following tables set forth the reconciliation of net income to non-GAAP adjusted EBITDA less net patent spend and the reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated (in thousands). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended March 31,
	2018	2017
Net income	$80	$5,655
Provision for income taxes	1,421	3,369
Interest and other (income) expense, net	(862)	533
Stock-based compensation, including related taxes	3,868	2,875
Depreciation and amortization	32,593	35,731
Non-GAAP adjusted EBITDA	37,100	48,163
Net patent spend	(17,321)	(27,172)
Non-GAAP adjusted EBITDA less net patent spend	$19,779	$20,991

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$33,167	$71,244
Purchases of property and equipment	(731)	(362)
Acquisitions of patent assets	(17,321)	(27,421)
Free cash flow	$15,115	$43,461

Liquidity and Capital Resources
We have financed substantially all of our operations and patent asset acquisitions through subscription and other fees collected from our clients, patent-seller financing, the sale of equity securities, and from borrowing through term loan facilities. As of March 31, 2018, we had $159.2 million of cash and cash equivalents and $9.0 million in short-term investments. In January 2016, we paid aggregate consideration of $232.0 million in cash, net of working capital adjustments, at the closing of the Inventus transaction. On February 26, 2016, we entered into a credit agreement for a $100 million five-year term facility and a $50 million five-year revolving credit facility. In November 2017, we paid the total balance outstanding on the term facility and terminated the credit agreement and therefore, as of March 31, 2018, we had no outstanding obligations under either the term loan or credit agreement.

RPX Corporation • Form 10-Q • Page 32

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$33,167	$71,244
Net cash used in investing activities	(8,787)	(5,783)
Net cash used in financing activities	(4,289)	(7,131)
Foreign-currency effect on cash and cash equivalents	362	35
Net increase in cash and cash equivalents	$20,453	$58,365

Cash Flows from Operating Activities
Cash provided by operating activities for the three months ended March 31, 2018 was $33.2 million, consisting of adjustments for non-cash items of $36.3 million, changes in working capital and non-current assets and liabilities of $3.2 million and net income of $0.1 million. Non-cash adjustments to net income primarily consisted of $32.6 million of depreciation and amortization, $3.7 million of stock-based compensation, a $0.6 million net change in our deferred taxes, and a $0.1 million of amortization of premium on investments, partially offset by an unrealized gain of $0.8 million due to foreign currency fluctuations. The change in working capital and non-current assets and liabilities resulted primarily from a $13.1 million increase in accounts receivable and a $4.3 million decrease in accrued and other liabilities, partially offset by a decrease in prepaid expenses and other assets of $9.5 million primarily due to the collection of contributions related to syndicated acquisitions, a $3.3 million increase in deferred revenue, and a $1.3 million increase in accounts payable.

Cash provided by operating activities for the three months ended March 31, 2017 was $71.2 million, consisting of adjustments for non-cash items of $40.8 million, changes in working capital and non-current assets and liabilities of $24.8 million and net income of $5.7 million. Non-cash adjustments to net income primarily consisted of $35.7 million of depreciation and amortization, $1.9 million net change in our deferred taxes, $2.7 million of stock-based compensation, and a $0.5 million of amortization of premium on investments, partially offset by an unrealized gain of $0.2 million due to foreign currency fluctuations. The change in working capital and non-current assets and liabilities resulted primarily from a $31.9 million decrease in accounts receivable due to the receipt of payment from a significant patent risk management customer and a $7.0 million increase in deferred revenue, partially offset by an increase in our prepaid expenses and other assets of $7.7 million, a $5.6 million decrease in our accrued and other liabilities, and a $0.8 million decrease in accounts payable.

Cash Flows from Investing Activities
Cash used in investing activities for the three months ended March 31, 2018 was $8.8 million, of which $17.3 million was used to acquire patent assets, and $0.7 million was used to acquire property and equipment. These were partially offset by $9.3 million provided by the net sales and maturities of short-term investments.

Cash used in investing activities for the three months ended March 31, 2017 was $5.8 million, of which $27.4 million was used to acquire patent assets, $0.4 million was used to acquire property and equipment, partially offset by $22.0 million provided by the net maturities of short-term investments.

Cash Flows from Financing Activities
Cash used in financing activities for the three months ended March 31, 2018 was $4.3 million, of which $2.5 million was used to pay dividends to our stockholders and $1.9 million used in taxes paid related to net-share settlements of restricted stock units, partially offset by $0.1 million in proceeds from stock option exercises.

Cash used in financing activities for the three months ended March 31, 2017 was $7.1 million, of which $4.5 million was used to repurchase our common stock under our share repurchase program, $1.7 million used in taxes paid related

RPX Corporation • Form 10-Q • Page 33

to net-share settlements of restricted stock units, payments of principal on our long-term debt of $1.3 million, partially offset by $0.4 million received from the proceeds of stock option exercises.
Contractual Obligations and Commitments
Commitments
We generally do not enter into long-term minimum purchase commitments. Our principal long-term commitments consist of obligations under operating leases for office space. There were no material changes to our contractual obligations or commitments during the three months ended March 31, 2018 as compared to our contractual obligations and commitments presented under the heading “Contractual Obligations and Commitments” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the heading “Commitments and Contingencies” in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on March 5, 2018.
Issuer Purchases of Equity Securities
In February 2015, our Board of Directors authorized the repurchase of up to $75.0 million of our outstanding shares of common stock. In March and May 2016, we increased our share repurchase program by $25.0 million and $50.0 million, respectively, for a total amount authorized of $150.0 million. As part of the share repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined in our discretion and will depend on factors such as cash generation from operations, other cash requirements, economic and market conditions, stock price and legal and regulatory requirements. The share repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. As of March 31, 2018, we had repurchased an aggregate of 8.6 million shares of common stock in the open market for $94.6 million under the share repurchase program.

Dividends
In February 2018, we announced we would pay a quarterly cash dividend of $0.05 per share, which was paid on March 28, 2018, to shareholders of record on March 14, 2018. Our quarterly dividend was canceled with our entering into the Merger Agreement.
Off Balance Sheet Arrangements
At March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

RPX Corporation • Form 10-Q • Page 34

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

We had cash, cash equivalents and short-term investments of $168.2 million as of March 31, 2018.Our cash balances deposited in U.S. banks are non-interest bearing and insured up to the Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents consist primarily of institutional money market funds, municipal and corporate bonds, U.S. government and agency securities, and commercial paper, all denominated primarily in U.S. dollars. Interest rate fluctuations affect the returns on our invested funds.

As of March 31, 2018, our short-term investments of $9.0 million were primarily invested in municipal bonds maturing between 90 days and 12 months. As of March 31, 2018, our investments were primarily classified as available-for-sale and, consequently, were recorded at fair value in the condensed consolidated balance sheets with unrealized gains or losses reported as a separate component of stockholders’ equity. We review our investments for impairment when events and circumstances indicate that a decline in the fair value of an asset below its carrying value is other-than-temporary. As of March 31, 2018, we had not recorded any impairment charges related to our short-term investments in the condensed consolidated statement of operations.

A hypothetical change in interest rates of 10% during the three months ended March 31, 2018 would not have had a material impact on the fair value of our investments.

Effect of Inflation
Inflation has not had a material impact on our consolidated results of operations for the three months ended March 31, 2018. There can be no assurance that future inflation will not have an adverse impact on our consolidated financial results of operations or financial condition.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of

RPX Corporation • Form 10-Q • Page 35

possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 which were identified in connection with management's evaluation required by Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RPX Corporation • Form 10-Q • Page 36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Refer to Note 11, “Commitments and Contingencies,” in Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is hereby incorporated by reference.

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

Risks Related to the Offer

Because the Offer has not yet launched or closed, we cannot be sure that the transactions contemplated by the Merger Agreement will be consummated, which could have a negative effect on our financial performance and stock price.
On April 30, 2018, we entered into the Merger Agreement with Parent and Purchaser. Parent and Purchaser are beneficially owned by affiliates of HGGC. Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Purchaser will commence the Offer no later than May 21, 2018 to acquire all of the outstanding shares of Company Common Stock, at the Offer Price of $10.50 net to the seller in cash, without interest, subject to any applicable withholding taxes. Parent intends to fund the Offer Price with a combination of committed debt and equity financing and the Company’s cash on hand. The transaction is not subject to a financing condition.

As soon as practicable following Purchaser’s acceptance of Company Common Stock tendered pursuant to the Offer and upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with Section 251(h) of the Delaware General Corporation Law, the Merger will occur pursuant to which Purchaser will merge with and into the Company, whereupon the separate existence of Purchaser shall cease and the Company shall be the surviving corporation, without a meeting or vote of stockholders of the Company. At the Effective Time, the shares of Company Common Stock not purchased pursuant to the Offer (other than Company Common Stock owned by the Company as treasury stock, by Parent or Purchaser or by stockholders of the Company who have perfected their statutory rights of appraisal under Delaware General Corporate Law) will each be converted into the right to receive an amount equal to the Offer Price.

The current market price of our common stock may reflect, among other things, the announcement and anticipated completion of the Offer and the Merger. The price of our common stock could decline if the Offer or the Merger are not consummated. The obligation of Purchaser to consummate the Offer is subject to certain conditions, including but not limited to: (i) prior to the expiration of the Offer, there shall have been validly tendered and not validly withdrawn shares of Company Common Stock that, together with all other shares of Company Common Stock, if any, beneficially owned by Parent, Purchaser and their respective Affiliates (as defined in the Merger Agreement) and any shares of Company Common Stock that constitute “rollover stock” (as defined by Section 251(h)(6) of the Delaware General Corporation Law), represent at least one share of Company Common Stock more than 50% of the then outstanding shares of Company Common Stock calculated including shares underlying certain stock options, (ii) the expiration or termination of the waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) approval being obtained or deemed to be obtained under the GWB, and (iv) the satisfaction or waiver of each of the other conditions set forth in Exhibit A to the Merger Agreement. If the conditions set forth in the Merger Agreement are not met or waived, the Offer may not close nor will the Merger be consummated. We cannot ensure that each of the conditions to the consummation of the Offer will be satisfied.

We may also be subject to additional risks, whether or not the Offer or the Merger is completed, including:

•
our management having spent a significant amount of their time on and directed a significant portion of their efforts toward the Merger Agreement and the Offer, which time and efforts otherwise would have been spent on our business and other opportunities that could have been beneficial to us;

•	costs relating to the Merger Agreement and the Offer, such as legal, financial, and accounting fees, much of which must be paid regardless of whether the Offer and the Merger are completed; and

RPX Corporation • Form 10-Q • Page 37

•	uncertainties relating to the Offer and the Merger may adversely affect our relationships with our employees, suppliers, customers, and other key constituencies.

Investors should not place undue reliance on the consummation of the Offer and the Merger. The realization of any of these risks may materially adversely affect our business, financial condition, results of operations and the market price of our common stock. The historical share prices of our common stock have experienced significant volatility. We cannot predict or give any assurances as to the market price of our common stock at any time before or after the completion of the Offer and the Merger.

If the Offer or the Merger are not consummated, we would expect to suffer a number of consequences that may adversely affect our business, results of operations and stock price, including, but not limited to, the following effects:

•	the market price of our common stock would likely decrease since the current market price may reflect a market assumption that the Offer and the Merger will be consummated;

•	in certain circumstances, we may be required to pay Parent a termination fee of $18,388,081;

•	we may experience difficulties in attracting customers or obtaining financing due to changed perceptions about our competitive position, our management, our liquidity or other aspects of our business;

•	we may be unable to find a partner willing to engage in a similar transaction on terms as favorable as those set forth in our agreements with Purchaser and Parent;

•	we would not benefit from the anticipated benefits of the Offer and the Merger; and

•	failure to complete the contemplated transactions may substantially limit our ability to grow and implement our current business strategies.

As a result of the contemplated Offer and Merger, our common stock has been trading within a narrow price range, which could limit possible returns on any new investment in our common stock.
Beginning with the first trading date following the announcement of the Merger Agreement, the contemplated Offer and the Merger, May 1, 2018, and continuing through the date hereof, our common stock has traded within a narrow price range: from a low closing price of $10.41 to a high closing price of $10.42. This constricted trading range surrounding the Offer price is typical with respect to proposed transactions such as the Offer, where the trading market may perceive that both the risk of one or more competing tender offers to be low and the likelihood of legal or regulatory impediments to the transaction to also be low. We expect that this narrow trading range is likely to continue until the closing of the Offer. Such a narrow trading range would very likely limit the returns, if any, on any investment in our common stock until the closing or abandonment of the Offer and the Merger.

The termination fee and restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to make a competing proposal.
Pursuant to the Merger Agreement, we have agreed not to solicit or initiate discussions with third parties regarding other acquisition proposals regarding us and have agreed to certain restrictions on our ability to respond to such proposals, as specified in the Merger Agreement. We will be required to pay Parent a cash termination fee equal to $18,388,081 if, among other reasons, the Merger Agreement is terminated (i) by us to enter into an acquisition agreement that constitutes a Superior Company Proposal or (ii) by Parent because our Board of Directors adversely changes its recommendation to our stockholders to accept the Offer and tender their shares of Company Common Stock. These provisions could discourage other companies from trying to make a competing proposal even though those other companies might be willing to offer greater value to our stockholders than Purchaser has offered.

The Offer and Merger may adversely affect our relationship with our customers, suppliers and partners, and adversely affect our ability to attract and retain key employees.
The Offer will be completed and the Merger consummated only if stated conditions are met; accordingly, there may be uncertainty regarding the completion of the Offer and the consummation of the Merger. This uncertainty may cause customers, suppliers and partners to delay or defer decisions concerning certain of our products, which could negatively affect our business. Customers, suppliers, lenders and partners may also seek to change existing agreements with us as a result of the proposed Offer and Merger. Any delay or deferral of those decisions or changes in existing agreements could materially impact our business, regardless of whether the Offer and Merger are ultimately completed. The completion of the Offer and the consummation of the Merger may adversely affect our relationship with our customers, suppliers, lenders and partners. Similarly, current and prospective employees may experience

RPX Corporation • Form 10-Q • Page 38

uncertainty about their future roles with our company. This may adversely affect our ability to attract and retain key management, technical, sales, marketing, and operations personnel.

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

RPX Corporation • Form 10-Q • Page 39

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
We receive a significant amount of our revenue from a limited number of clients. For example, during the three months ended March 31, 2018, our 10 highest revenue-generating clients accounted for approximately 31% of our total revenue. We expect that a significant portion of our revenue will continue to come from a relatively small number of clients for the foreseeable future. If any of these clients chooses not to remain a client, or if our fees from one of these clients decline, our revenue may correspondingly decrease and our operating results may be adversely affected.

RPX Corporation • Form 10-Q • Page 40

The success of our business depends on clients renewing their patent risk subscription agreements, and we do not have an adequate operating history to predict the rate of membership renewals. Any significant decline in our membership renewals could harm our operating results.
Our patent risk services clients have no obligation to renew their subscriptions after the expiration of their initial membership period. We have limited historical data with respect to rates of subscription renewals, so we cannot accurately predict renewal rates. As of March 31, 2018, the weighted-average term of our subscription agreements with our current clients since the inception of those agreements was 2.3 years. Our clients may choose not to renew their memberships or, if they do renew, may choose to do so for shorter terms or seek a reduced subscription fee. Many of our subscription agreements provide for one-year renewal periods. As a result, as more of our clients are in renewal periods, the weighted-average term of our subscription agreements has decreased and may continue to decrease further. If our clients do not renew their subscriptions or renew for shorter terms or if we allow them to renew at reduced subscription fees, our revenue may decline and our business may be adversely affected.

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

RPX Corporation • Form 10-Q • Page 41

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
Certain client's subscription fees are reset annually based on the client’s reported revenue and operating income measured as of the end of its last fiscal year or reflect a fixed fee that is risk-adjusted for the client's patent risk profile. If a client pays a subscription fee based on our rate card and is not already paying the minimum due under that rate card experiences reduced operating results, its subscription fee for the next year will decline. As a result, our revenue stream may be affected by conditions outside of our control that impact the operating results of our clients.

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
Through December 31, 2017, we recognized revenue in accordance with FASB ASC 605, Revenue Recognition (“ASC 605”) and related authoritative guidance. Effective January 1, 2018, we began recognizing revenue in accordance with ASC 606, which is explained further under the heading "Revenue from Contracts with Customers" in Note 2 of the Notes to Consolidated Financial Statements in Part I, Item 1, "Consolidated Financial Statements and Supplementary Data" of this Quarterly Report. Our patent risk management revenue was materially impacted by the adoption of this new standard due to the identification of multiple performance obligations from our patent risk management membership subscription and the timing and amount of recognition for these separable performance obligations. Specifically, we recognize separate performance obligations under the new standard for certain discrete patent assets transferred to our membership clients (referred to as a "catalyst license") as well as for access to the patent portfolio clients obtain when becoming a member or renewing membership (referred to as a "portfolio access license"). The revenue generated from these additional performance obligations will be recognized at a point in time under ASC 606 as licensing revenue whereas under ASC 605, we generally recognized these membership fees ratably over the term of the customer contract as subscription revenue. Additionally, we will determine whether revenue should be treated on a gross or net basis for these additional separable performance obligations which may result in revenue which is treated on a gross basis under ASC 605 to be treated on a net basis under ASC 606 which reduces our basis in our patent assets. Therefore, the adoption of ASC 606 increases the variability of revenue recognized from our patent risk management services from period to period as well as reduces revenue and patent assets previously treated on a gross basis under ASC 605 that will be treated on a net basis under ASC 606.

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

RPX Corporation • Form 10-Q • Page 42

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

RPX Corporation • Form 10-Q • Page 43

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

•
incurrence of acquisition-related charges; for example, in connection with the preparation of our financial results for the fourth quarter of 2017, we recorded a non-cash impairment loss of $89.0 million relating to our discovery services goodwill;

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

RPX Corporation • Form 10-Q • Page 44

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

RPX Corporation • Form 10-Q • Page 45

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

RPX Corporation • Form 10-Q • Page 46

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

RPX Corporation • Form 10-Q • Page 47

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
We test goodwill for impairment at least annually. If such goodwill is deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill is determined, which would negatively affect our results of operations. For example, in connection with the preparation of our financial results for the fourth quarter of 2017, we concluded that non-cash impairment losses of $94.1 million would be recorded in the financial information of the fourth quarter of the fiscal year ended December 31, 2017, $89.0 million of which relates to goodwill in our discovery services segment and the remaining impairment is associated with our cost method investments in our patent risk management segment.

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

RPX Corporation • Form 10-Q • Page 48

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

RPX Corporation • Form 10-Q • Page 49

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

RPX Corporation • Form 10-Q • Page 50

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

RPX Corporation • Form 10-Q • Page 51

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
A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. The combined revenues from non-U.S. regions, based on the country in which the client is domiciled, constituted 40% and 43% of our total revenues for the three months ended March 31, 2018 and 2017, respectively. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful in creating additional demand for our services outside of the United States or in effectively selling our services in all of the international markets we enter. There can be no assurance that we will be able to continue to grow our combined revenues from non-U.S. regions as a percentage of our total revenues. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

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

RPX Corporation • Form 10-Q • Page 52

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

RPX Corporation • Form 10-Q • Page 53

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
Since our initial public offering in May 2011, our stock price has traded as high as $31.41 per share and as low as $8.55 per share. Further, our common stock has a limited trading history and an active trading market for our common stock may not be sustained in the future. The market price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	variations in our financial condition and operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	addition or loss of significant clients;

•	adoption or modification of laws, regulations, policies, procedures or programs applicable to our business, including those related to the enforcement of patent claims;

•	announcements of technological innovations, new products and services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	factors regarding the previously-announced process to explore and evaluate strategic alternatives to maximize shareholder value;

•	recruitment or departure of members of our Board of Directors, management team or other key personnel;

•	market conditions in our industry;

•	the impact of macroeconomic, market, and political factors and trends, including in light of Brexit, and other recent political developments;

•	price and volume fluctuations in the overall stock market or resulting from inconsistent trading volume levels of our shares;

•	lawsuits threatened or filed against us;

•	the abandonment of our quarterly dividend or any change in our stock repurchase program;

•	sales of our common stock by us or our stockholders; and

•	the opening or closing of our employee trading window.

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

RPX Corporation • Form 10-Q • Page 54

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

RPX Corporation • Form 10-Q • Page 55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Stock repurchase activity during the three months ended March 31, 2018 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value that May Yet be Purchased Under the Programs (1)
January 31, 2018	—	$—	—	$55,434,742
February 28, 2018	—	—	—	55,434,742
March 31, 2018	—	—	—	55,434,742
	—		—

(1)
On February 10, 2015, we announced that our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $75.0 million of our outstanding common stock with no expiration date from the date of authorization. In March 2016 and May 2016, we increased our share repurchase program by $25.0 million and $50.0 million, respectively, for a total amount authorized of $150.0 million. As of March 31, 2018, we had repurchased $94.6 million of our outstanding common stock. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Our share repurchase program does not obligate us to acquire any specific number of shares.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

RPX Corporation • Form 10-Q • Page 56

Item 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

2.1	Agreement and Plan of Merger by and among RPX Corporation, Riptide Parent LLC, and Riptide Purchaser, Inc. dated as of April 30, 2018	8-K	001-35146	2.1	5/1/2018

3.1	Amended and Restated Certificate of Incorporation of RPX Corporation	S-1	333-171817	3.2	1/21/2011

3.2	Amended and Restated Bylaws of RPX Corporation	8-K	001-35146	3.1	12/11/2015

10.1*	Separation Agreement by and between the Registrant and Steven S. Swank dated as of February 1, 2018	8-K	001-35146	10.1	2/5/2018

10.2*	Severance and Change of Control Agreement by and between the Registrant and Martin E. Roberts dated as of March 21, 2018					X

10.3*	Severance and Change of Control Agreement by and between the Registrant and David J. Anderson dated as of March 21, 2018					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
* Indicates a management contract or compensatory plan.

RPX Corporation • Form 10-Q • Page 57

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPX CORPORATION
(Registrant)

Date:	May 8, 2018	By:	/s/ MARTIN E. ROBERTS
Martin E. Roberts
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2018	By:	/s/ DAVID J. ANDERSON
David J. Anderson
Chief Financial Officer
(Principal Financial Officer)

RPX Corporation • Form 10-Q • Page 58